Form 10-Q
period 2014-03-31
Five9, Inc.
filed 2014-05-14
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36383

Five9, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94- 3394123
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Bishop Ranch 8
4000 Executive Parkway, Suite 400
San Ramon, CA 94583
(Address of Principal Executive Offices) (Zip Code)
(925) 201-2000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☐    No:  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of May 5, 2014, there were 48,241,973 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

FIVE9, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of our senior management with respect to future events and our financial performance. These forward-looking statements include statements with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, including the following:

•	our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;

•	if we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed;

•	our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively;

•	the markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be harmed;

•
if we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages;

•	if our dollar-based retention rate declines, our revenues, gross margins and net income could decrease and we may be required to spend more money to grow our client base to maintain our revenues;

•
we sell our solution to larger organizations that require longer sales and implementation cycles and often demand more configuration and integration services or customized features and functions that we may not offer, any of which could delay or prevent these sales and harm our growth rates, business and operating results;

•	because most of our revenue is derived from existing clients, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern;

•
we rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could subject us to, among other things, claims for credits or damages; and

•	we have a history of losses and we may be unable to achieve or sustain profitability;
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. You should not place undue reliance on our forward-looking statements. Any forward-looking statements you read in this report reflect our views as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$29,238	$17,748
Accounts receivable, net	6,650	6,970
Prepaid expenses and other current assets	2,647	1,651
Total current assets	38,535	26,369
Property and equipment, net	11,179	11,607
Intangible assets, net	2,937	3,065
Goodwill	11,798	11,798
Other assets	4,786	3,439
Total assets	$69,235	$56,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,753	$4,306
Accrued and other current liabilities	7,788	5,929
Accrued federal fees	4,353	4,206
Sales tax liability	90	98
Revolving line of credit	12,500	—
Notes payable	2,037	1,522
Capital leases	4,907	4,857
Deferred revenue	4,957	4,375
Total current liabilities	40,385	25,293
Revolving line of credit — less current portion	—	12,500
Sales tax liability — less current portion	5,735	5,350
Notes payable — less current portion	24,962	7,095
Capital leases — less current portion	3,836	4,358
Convertible preferred and common stock warrant liabilities	2,647	3,935
Other long-term liabilities	668	715
Total liabilities	78,233	59,246
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 125,115 authorized shares as of March 31, 2014 and December 31, 2013; 122,382 and 122,216 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	54,244	53,734
Common stock, $0.001 par value - 200,000 authorized shares as of March 31, 2014 and December 31, 2013; 6,070 and 5,494 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	6	5
Additional paid-in capital	35,868	34,089
Accumulated deficit	(99,116)	(90,796)
Total stockholders’ deficit	(8,998)	(2,968)
Total liabilities and stockholders’ deficit	$69,235	$56,278
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$24,274	$19,115
Cost of revenue	13,148	11,681
Gross profit	11,126	7,434
Operating expenses:
Research and development	5,225	4,154
Sales and marketing	9,022	6,147
General and administrative	6,171	3,825
Total operating expenses	20,418	14,126
Loss from operations	(9,292)	(6,692)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	1,745	230
Interest expense	(778)	(178)
Other income	32	2
Total other income (expense), net	999	54
Loss before provision for income taxes	(8,293)	(6,638)
Provision for income taxes	27	19
Net loss	$(8,320)	$(6,657)
Net loss per share:
Basic and diluted	$(1.48)	$(1.88)
Shares used in computing net loss per share:
Basic and diluted	5,608	3,536
Other comprehensive loss:
Net loss	$(8,320)	$(6,657)
Other comprehensive loss	—	—
Comprehensive loss	$(8,320)	$(6,657)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(8,320)	$(6,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,592	958
Provision for doubtful accounts	20	7
Stock-based compensation	1,196	264
Loss on the disposal of property and equipment	—	4
Non-cash interest expense	51	—
Changes in fair value of convertible preferred and common stock warrant liabilities	(1,745)	(230)
Changes in operating assets and liabilities:
Accounts receivable	344	(144)
Prepaid expenses and other current assets	(965)	(1,194)
Other assets	(65)	(166)
Accounts payable	(221)	1,182
Accrued and other current liabilities	875	772
Accrued federal fees and sales tax liability	523	1,283
Deferred revenue	582	(119)
Other liabilities	(47)	197
Net cash used in operating activities	(6,180)	(3,843)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(115)
Restricted cash	(25)	—
Proceeds from sale of short-term investments	—	249
Net cash provided by (used in) investing activities	(96)	134
Cash flows from financing activities:
Proceeds from exercise of common stock options	556	87
Proceeds from notes payable	19,561	—
Repayments of notes payable	(264)	(184)
Payments of capital leases	(1,282)	(664)
Payments for deferred offering costs	(805)	(15)
Proceeds from revolving line of credit	—	4,000
Net cash provided by financing activities	17,766	3,224
Net increase (decrease) in cash and cash equivalents	11,490	(485)
Cash and cash equivalents:
Beginning of period	17,748	5,961
End of period	$29,238	$5,476
Non-cash investing and financing activities:
Equipment obtained under capital lease	$769	$982
Equipment purchased and unpaid at period-end	20	17
Deferred initial public offering costs incurred but unpaid at period-end	1,787	104
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	509	—
Vesting of early exercised stock options	28	—
See accompanying notes to the condensed consolidated financial statements.

FIVE9, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud contact center software. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe and Asia which primarily provide research, development and client support services.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. All intercompany transactions and balances have been eliminated in consolidation.
Initial Public Offering
On April 9, 2014, the Company consummated its initial public offering ("IPO") and issued and sold 10,000,000 shares of common stock at a public offering price of $7.00 per share, less the underwriters’ discount. In addition, on April 22, 2014, the Company consummated the sale of an additional 1,500,000 shares of common stock to the underwriters of the Company's IPO pursuant to the underwriters’ exercise in full of their option to purchase 1,500,000 shares of common stock from the Company at the IPO price of $7.00 per share, less the underwriters' discount. The Company received net proceeds of $72.7 million after deducting underwriters' discounts and commissions of $5.6 million and other offering expenses payable by the Company of approximately $2.2 million. The net proceeds and other impacts of the IPO described herein are not reflected in the condensed consolidated financial statements at March 31, 2014, as the Company received the proceeds following the end of the first fiscal quarter of 2014.
On April 3, 2014, a reverse stock split of the Company's then-outstanding common stock at a ratio of 4:1 was effected in connection with the IPO. Prior to such reverse stock split being effected, all outstanding preferred stock elected to convert to common stock on a 1:1 basis (Note 11).
In this quarterly report on Form 10-Q, all information related to common stock, warrants to purchase common stock, and stock options and earnings per share has been retroactively adjusted to give effect to the 4:1 reverse stock split, without any change in the par value per share. Fractional shares resulting from the reverse stock split have been rounded down to the closest whole share. Information related to convertible preferred stock and warrants to purchase convertible preferred stock has not been retroactively adjusted for the reverse stock split as there was no change in capital structure for these shares.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue, the allowance for doubtful accounts, intangible assets, including goodwill, loss contingencies, including the Company’s accrual for federal fees and sales tax liability, accrued liabilities, stock-based compensation, fair value calculations of the convertible preferred and common stock warrant liabilities, provision for income taxes and uncertain tax positions. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. During the three months ended March 31, 2014, there have been no changes to our significant accounting policies with the exception of the accounting standards update discussed below.
Recent Accounting Pronouncement
In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the guidance prospectively in the quarter ended March 31, 2014, and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

2. Fair Value Measurements
The Company carries certain financial assets and liabilities consisting of money market funds, certificates of deposit and its convertible preferred and common stock warrant liabilities at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 — Observable inputs which include unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.
The fair value of assets and liabilities carried at fair value was determined using the following inputs (in thousands):

	March 31, 2014
	Total	Level 3
Liabilities
Convertible preferred stock warrant liability (Note 6)	$2,193	$2,193
Common stock warrant liability (Note 6)	454	454
Total convertible preferred stock warrant and common stock warrant liabilities	$2,647	$2,647

	December 31, 2013
	Total	Level 1	Level 3
Assets
Cash equivalents:
Money market funds	$738	$738	$—
Liabilities
Convertible preferred stock warrant liability	3,935	—	3,935

A reconciliation of the convertible preferred and common stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance as of beginning of period	$3,935	$1,979
Changes in fair value of convertible preferred stock warrants	(1,233)	(230)
Exercise of Series A-2 convertible preferred stock warrants	(509)	—
Issuance of common stock warrants in connection with debt agreement	966	—
Changes in fair value of common stock warrants	(512)	—
Balance as of end of period	$2,647	$1,749
As fully explained in Note 6, the Company has used the initial offering price of $7.00 per share in applying the valuation technique for measuring the fair value of warrant liabilities. Changes in the fair values of both the convertible preferred stock and common stock warrants have been recognized as part of 'Other income (expense), net' in the condensed consolidated statements of operations and comprehensive loss.

3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash	$29,238	$17,010
Money market funds	—	738
Cash and cash equivalents	$29,238	$17,748
As of March 31, 2014 and December 31, 2013, the Company had restricted cash of $0.7 million classified in other assets on the accompanying condensed consolidated balance sheets, which related to a letter of credit issued to the Company’s landlord with respect to its lease obligation for its corporate offices. As of March 31, 2014 and December 31, 2013, the Company also had $0.1 million of restricted cash classified in other assets on the accompanying condensed consolidated balance sheet under a letter of credit related to an insurance policy.
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts receivable	$5,976	$6,430
Unbilled trade accounts receivable, net of advance client deposits	695	582
Allowance for doubtful accounts	(21)	(42)
Accounts receivable, net	$6,650	$6,970

Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Computer and network equipment	$19,584	$18,851
Computer software	1,555	1,550
Development costs	285	285
Furniture and fixtures	969	792
Leasehold improvements	559	539
Property and equipment	22,952	22,017
Accumulated depreciation and amortization	(11,773)	(10,410)
Property and equipment, net	$11,179	$11,607
Depreciation and amortization expense was $1.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	March 31, 2014	December 31, 2013
Gross	$15,887	$15,123
Less: accumulated depreciation and amortization	(6,853)	(5,591)
Total	$9,034	$9,532
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued expenses	$3,783	$2,453
Accrued compensation and benefits	4,005	3,476
Accrued and other current liabilities	$7,788	$5,929

4. Intangible Assets
The components of intangible assets, which were acquired in connection with the Company’s acquisition of Face It, Corp. in October 2013, are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(160)	$2,300	$2,460	$(72)	$2,388
Customer relationships	520	(47)	473	520	(21)	499
Domain names	50	(5)	45	50	(2)	48
Non-compete agreements	140	(21)	119	140	(10)	130
Total	$3,170	$(233)	$2,937	$3,170	$(105)	$3,065

Amortization expense related to intangible assets was $0.1 million for the three months ended March 31, 2014. As of March 31, 2014, the expected future amortization expense for intangible assets is as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2014	$384
2015	512
2016	503
2017	465
2018	442
2019 and beyond	631
Total	$2,937

5. Short-Term and Long-Term Debt
Loan and Security Agreement
In March 2013, the Company entered into a loan and security agreement (“Loan and Security Agreement”) with a lender for a revolving line of credit (the “Credit Facility”) of up to $12.5 million. The Loan and Security Agreement is collateralized by substantially all assets of the Company. Under the terms of the Credit Facility, the balance outstanding cannot exceed the lesser of (i) $12,500,000 or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s USF obligation (accrued federal fees). The Credit Facility carries a variable annual interest rate of the prime rate plus 1.25% and matures in March 2015. As of March 31, 2014, the full amount available under the Credit Facility of $12.5 million was outstanding and has been disclosed as part of 'Current liabilities' in the condensed consolidated balance sheets.
In connection with the Company’s acquisition of Face It, Corp. in October 2013, the Company amended its Loan and Security Agreement and borrowed an additional $5.0 million under a term loan (the “Term Loan”) to be used for acquisition-related costs. Monthly interest-only payments are due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. In connection with the Term Loan, the Company issued a warrant to purchase 52,054 shares of its Series D-2 convertible preferred stock at an exercise price of $1.441 per share. The fair value of this warrant of $0.1 million was recorded as a discount against the debt and is being recognized as additional interest expense over the term of the loan.
The Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $5.5 million of cash deposited with the lender for the term of the Loan and Security Agreement. The Company was in compliance with these covenants as of March 31, 2014. The Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
In February 2014, the Company entered into a loan and security agreement (the “2014 Loan and Security Agreement”) with a syndicate of two lenders ("Lenders") for a term loan facility of $30.0 million. The Lenders agreed to provide the Company this term loan facility pursuant to the terms of promissory notes issued under this Loan Agreement. The term loan facility is available to the Company in two tranches; the first tranche for $20.0 million was advanced upon the closing of the agreement and the other tranche for $10.0 million is available for drawdown by the Company until February 2015. During the month of February 2014, the Company borrowed the first tranche of $20.0 million and incurred $0.4 million in debt issuance costs. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. The term loan is secured by substantially all assets of the Company and is subordinate to the Loan and Security Agreement. All amounts outstanding under this loan facility have been disclosed as part of 'Notes payable' in the unaudited condensed consolidated balance sheet as of March 31, 2014.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable, over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. The exercise price of such warrants is subject to adjustment in the event of issuances of common stock by the Company at a price lower than the exercise price of such warrants any time prior to the date of effectiveness of the Company’s IPO and other corporate actions. Therefore, the warrants have been classified as a liability to the Company. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. As of March 31, 2014, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn tranche for $10.0 million remain unvested.
The fair value of the vested warrants of $1.0 million was recorded as a discount against the debt proceeds and is being recognized as additional interest expense over the term of the loan.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of March 31, 2014 and December 31, 2013, approximately $3.4 million and $3.7 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
As of March 31, 2014 and December 31, 2013, the Company’s outstanding debt is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Notes payable	$28,432	$8,695
Less discount	(1,433)	(78)
Net carrying value of notes payable	26,999	8,617
Notes payable, current portion	2,037	1,522
Notes payable, less current portion	24,962	7,095
Revolving line of credit, current portion	12,500	—
Revolving line of credit, less current portion	—	12,500
Net carrying value of total debt	$39,499	$21,117
Total debt, current portion	14,537	1,522
Total debt, less current portion	24,962	19,595
Maturities of the Company’s outstanding debt as of March 31, 2014 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2014	$1,292
2015	15,680
2016	7,007
2017	4,620
2018	4,000
2019	8,333
Total	$40,932

6. Stockholders’ Deficit
Convertible Preferred Stock
As of March 31, 2014, the Company had outstanding Series A-2 convertible preferred stock (“Series A-2”), Series B-2 convertible preferred stock (“Series B-2”), Series C-2 convertible preferred stock (“Series C-2”) and Series D-2 convertible preferred stock (“Series D-2”).
During the three months ended March 31, 2014, the Company received a notice for the cashless exercise of warrants to purchase 175,582 shares of Series A-2 convertible preferred stock. Accordingly, the Company issued 166,228 shares of Series A-2 preferred stock. The following table summarizes the Company's convertible preferred stock authorized and issued and outstanding as of March 31, 2014 (in thousands):

Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Net Proceeds	Aggregate Liquidation Preference
Series A-2	76,989	75,644	$12,667	$12,330
Series B-2	18,566	18,566	7,908	8,000
Series C-2	12,903	12,903	11,875	12,000
Series D-2	16,657	15,269	21,794	22,000
	125,115	122,382	$54,244	$54,330
Each share of preferred stock was convertible to one share of common stock. During the quarter ended March 31, 2014, the preferred stockholders elected to convert all of the outstanding preferred stock into common stock prior to the effectiveness of the Company’s registration statement filed with the SEC in connection with the IPO. On April 3, 2014, prior to the reverse stock split being effected (Note 1), all outstanding shares of preferred stock were converted to common stock on a 1:1 basis.
Common Stock
Common Stock - At March 31, 2014, there were 200,000,000 shares of common stock authorized, and 6,069,530 shares issued and outstanding. Holders of common stock are entitled to dividends, if and when declared by the board of directors.
On March 12, 2014, the Company’s board of directors approved an amended and restated certificate of incorporation (Note 11), under which the total number of shares of all classes of capital stock that the Company is authorized to issue is 455,000,000 shares including 450,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.001 per share. The amended and restated certificate of incorporation was filed with the Delaware Secretary of State, and became effective, on April 8, 2014.
Common Stock Subject to Repurchase or Forfeiture - In connection with employment and service agreements entered into in connection with the Company’s acquisition of Face It, Corp. in October 2013 ("Acquisition Date"), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which is contingent upon continuing employment or services and subject to forfeiture. The forfeiture rights lapse 50% on the first anniversary of the Acquisition Date and an additional 50% on the second anniversary of the Acquisition Date. These shares were valued at $1.0 million, based on the Acquisition Date fair value of the Company’s common stock. This amount is being recorded as stock-based compensation on a straight-line basis over the two-year requisite service period. The 118,577 shares that are subject to forfeiture are included in issued and outstanding shares of common stock as of March 31, 2014. For the three months ended March 31, 2014, $0.2 million was included as stock-based compensation expense related to these shares.
In addition, the Company has the right to repurchase, at the original exercise price, unvested common shares issued pursuant to the early exercise of stock options upon termination of service of an employee. The consideration received for an early exercise of an unvested option is considered to be a deposit of the exercise price, and the related dollar amount recorded as a liability. The liability is reclassified as equity as the award vests. As of March 31, 2014, a liability of $0.2 million related to 22,534 unvested shares of common stock has been included in 'Accrued and other current liabilities' in the condensed consolidated balance sheets. These exercised but unvested shares are included in issued and outstanding shares as of March 31, 2014.

Warrants
Series A-2 Convertible Preferred Stock Warrants — The following table summarizes activities related to the Company’s convertible preferred stock warrants during the three months ended March 31, 2014 (in thousands, except per share data):

	Number of Shares	Exercise Price	Expiration Date
Outstanding as of December 31, 2013	1,511	$0.163
Exercised	(176)	0.163
Outstanding as of March 31, 2014	1,335	0.163	February 2015 - June 2020
In March 2014, warrants to purchase 175,582 shares of Series A-2 convertible preferred stock were fully exercised under the cashless exercise method available under the warrant. Upon such exercise, the Company issued 166,228 shares of Series A-2 convertible preferred stock. Consequently, these instruments were no longer accounted for as liabilities. These preferred stock warrants were remeasured to their fair value as of the exercise date and the applicable fair value related to these warrants of $0.5 million was reclassified from liability to 'Additional paid-in capital' in the condensed consolidated balance sheets.
Series D-2 Convertible Preferred Stock Warrants — As of March 31, 2014 and December 31, 2013, there was a warrant outstanding for 52,054 shares of Series D-2 convertible preferred stock with an exercise price of $1.441 that expires in October 2023.
In connection with the closing of the IPO and the 4:1 reverse stock split on April 3, 2014, all outstanding Series A-2 convertible preferred stock warrants automatically converted into warrants to purchase 333,751 (post-reverse stock split) shares of common stock at a fixed exercise price of $0.65 per share. Further, all outstanding warrants to purchase Series D-2 convertible preferred stock automatically converted into warrants to purchase 13,013 (post-reverse stock split) shares of common stock at $5.76 per share on April 3, 2014.
Common Stock Warrants - As of December 31, 2013, the Company had outstanding warrants to purchase 7 shares of common stock with an exercise price of $3,800.00 per share, which expire on various dates between November 2016 and August 2017.
In February 2014, in connection with the 2014 Loan and Security Agreement, the Company issued warrants to purchase up to 177,865 shares of common stock, to the extent vested, with an exercise price of $10.12 per share, which expire in February 2024. As of March 31, 2014, these warrants were vested with respect to 118,577 shares of common stock (Note 5). The vested warrants were classified as a liability.
Fair Value of Warrants
The Company estimates the fair value of each liability-classified warrant on the date of issuance and at each reporting date using the Black-Scholes option-pricing model and using the assumptions noted in the below table. Expected volatility is based upon the historical and implied volatility of a peer group of publicly traded companies. The expected term of warrants represents the contractual term of the warrants. The risk-free rate for the expected term of the warrants is based on the U.S. Treasury Constant Maturity at the time of issuance.

The fair value of the convertible preferred stock warrants and the liability-classified common stock warrants at March 31, 2014 and December 31, 2013 was determined using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2014		December 31, 2013
Fair value of Series A-2 preferred stock	$1.75	(1)	$2.69
Fair value of Series D-2 preferred stock	$1.75	(1)	$2.81
Fair value of common stock	$7.00	(1)	*
Risk-free interest rate	0.13% to 2.73%		0.33% to 2.60%
Expected life	Remaining contractual life		Remaining contractual life
Expected dividends	—		—
Volatility	40% - 50%		45.0%

(1) Fair value of the underlying stock is based on the Company's initial public offering price of $7.00 per share calculated on a pre-reverse split basis for preferred stock and post-reverse split basis for common stock.

* There were no liability-classified common stock warrants at December 31, 2013.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding convertible preferred stock, warrants and stock options, on an as converted, post-reverse stock split basis, are as follows (in thousands):

March 31, 2014
Series A-2 convertible preferred stock (on an as converted, post-reverse split basis)	18,910
Series B-2 convertible preferred stock (on an as converted, post-reverse split basis)	4,642
Series C-2 convertible preferred stock (on an as converted, post-reverse split basis)	3,226
Series D-2 convertible preferred stock (on an as converted, post-reverse split basis)	3,817
Stock options outstanding	7,345
Shares available for future grant under 2004 Plan	117
Shares available for future grant under 2014 Plan	5,300
Shares available for future issuance under ESPP	880
Conversion of convertible preferred and common stock warrants (on an as converted, post-reverse split basis)	525
Total shares of common stock reserved	44,762
Equity Incentive Plans
Prior to the IPO, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”). The 2004 Plan was adopted in June 2004 and most recently amended in March 2014 to increase the total stock options available for issuance to 11,982,832 to eligible employees, non-employee consultants and directors. Under the terms of the 2004 Plan, the Company has the ability to grant incentive and nonstatutory stock options. Incentive stock options may be granted only to Company employees. Nonstatutory stock options may be granted to Company employees, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, generally equal to the fair value of the Company’s common stock at the date of grant. Options granted to employees generally vest over a four-year period, with an initial vesting period of 12 months for 25% of the shares, and the remaining 75% of the shares vesting monthly on a ratable basis over the remaining 36 months. Options generally expire 10 years after the grant date and are generally exercisable upon vesting. Vested options generally expire 90 days after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement. Any unvested options or expired options are returned to the 2004 Plan.

In March 2014, the Company’s stockholders and board of directors voted to increase the shares of common stock reserved under the 2004 Plan by 100,000 shares. As of March 31, 2014, 116,632 shares were available for grant under the 2004 Plan.
In March 2014, the Company’s stockholders and the board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. The 2014 Plan became effective on April 3, 2014. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance. After the IPO, the Company will grant stock options only under the 2014 Plan.
Upon the Company’s IPO, the 2004 Plan terminated. All shares reserved under the 2004 Plan became available for grant under the Company’s 2014 Equity Incentive Plan. Any forfeited shares that would otherwise return to the 2004 Plan after the IPO will instead return to the 2014 Plan.
A summary of the Company’s stock option activities during the three months ended March 31, 2014 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	7,633	$3.30
Options granted (weighted average grant date fair value of $6.51 per share)	356	12.14
Options exercised	(576)	1.14
Options forfeited or expired	(68)	4.41
Outstanding as of March 31, 2014	7,345	$3.89	7.62	$28,343
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and management’s estimate of the fair value of the Company’s common stock of $7.00 as of March 31, 2014 for all in-the-money options outstanding.
Stock-based compensation expense for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cost of revenue	$87	$32
Research and development	350	53
Sales and marketing	326	105
General and administrative	433	74
Total stock-based compensation	$1,196	$264
As of March 31, 2014, there was $11.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.
Stock-Based Awards to Employees — All stock-based compensation for equity awards granted to employees and directors is measured at the grant date fair value of the award. The Company estimated the fair value of its common stock utilizing periodic contemporaneous valuations prepared by an independent third-party appraiser based upon several factors, including its operating and financial performance, progress and milestones attained in its business, and past sales of convertible preferred stock.
The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. Expected volatility is based upon the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated by taking the average of the vesting term and the contractual term of the option. The risk-free rate for the expected term of the options is based on U.S. Treasury zero-coupon issues at the time of grant. The weighted-average assumptions used to value stock options granted during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Expected term (years)	6.1	6.1
Volatility	56%	60%
Risk-free interest rate	1.8%	1.1%
Dividend yield	—	—
The Company recognizes employee stock-based compensation expense that is calculated based upon awards ultimately expected to vest and, thus, this expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Stock-Based Awards to Non-employees — The Company grants options to purchase shares of common stock to non-employees in conjunction with services performed. For non-employees the Company revalues the unvested portion of non-employee stock options using the Black-Scholes option-pricing model until performance is complete. As a result, the stock-based compensation will fluctuate as the fair value of the Company’s common stock fluctuates. During the three months ended March 31, 2014, the Company did not grant stock options to any non-employees. The assumptions used to value stock options granted to non-employees during the periods indicated are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Contractual life (in years)	*	10.0
Volatility	*	58%
Risk-free interest rate	*	2.5%
Dividend yield	*	—

* There were no stock options granted to non-employees during this period.
For the three months ended March 31, 2014 and 2013, stock-based compensation expense to non-employees was $54.0 thousand and $11.0 thousand, respectively, and is included in total stock-based compensation expense in the table above.
Employee Stock Purchase Plan
In March 2014, the Company’s stockholders and the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), and the shares authorized for issuance thereunder. The ESPP became effective on April 3, 2014.
Each offering period under the ESPP is 12 months commencing on November 16 of each year and includes two 6-month purchase periods, with purchases on May 15 and November 15.
The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of an offering period or the date of purchase. For the first offering period after the IPO, the purchase price of the shares is 85% of the lower of the Company’s IPO price of $7.00 per share or the market price on the date of purchase.
The number of shares of common stock reserved for issuance under the ESPP is 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of our common stock); or (iii) such lesser number as determined by the Company’s board of directors.

7. Net Loss Per Share
The Company calculates its basic and diluted net loss per common share in conformity with the two-class method required for participating securities. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three months ended March 31, 2014 and 2013, all potential common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(8,320)	$(6,657)
Weighted-average shares used in computing basic and diluted net loss per share	5,608	3,536
Basic and diluted net loss per share	$(1.48)	$(1.88)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	March 31, 2014	March 31, 2013
Convertible preferred stock (on an as converted post reverse stock split basis)	30,595	26,737
Stock options	7,345	5,917
Convertible preferred and common stock warrants (on an as converted post reverse stock split basis)	525	378
Restricted common stock	141	—
Total	38,606	33,032

8. Income Taxes
The provision for income taxes for the three months ended March 31, 2014 and 2013, was approximately $27 thousand and $19 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three months ended March 31, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of March 31, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and facilities in the United States, and agreements with third parties to provide colocation hosting and telecommunication usage services. These commitments as of December 31, 2013 are disclosed in the Company’s prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014, and have not changed materially during the three months ended March 31, 2014 except for the following agreements entered into in 2014.
In January 2014, the Company modified its corporate office lease to expand its existing space for an additional commitment of $0.6 million over the term of the original lease.
Universal Services Fund Liability
During the third quarter of 2012, the Company determined that based on its business activities, it is classified as a telecommunications service provider for regulatory purposes and it should make direct contributions to the USF based on revenues it receives from the resale of interstate and international telecommunications services. Previously, the Company had believed that the telecommunications services were an integral part of an information service that the Company provides via its software and had instead made indirect USF contributions via payments to its wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, the Company has made a voluntary self-disclosure to the Federal Communications Commission (“FCC”) Enforcement Bureau and has registered with the Universal Service Administrative Company (“USAC”), which is charged by the FCC with administering the USF. The Company has filed exemption certificates with its wholesale telecommunications service providers in order to eliminate its obligation to reimburse such wholesale telecommunications service providers for their USF contributions calculated on services sold to the Company.
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon, due to its late registration and reporting of revenues. The Company will be required to pay assessments for periods prior to the Company’s registration. While the Company is in discussions with the FCC to limit such back assessments to the period 2008 through 2012, it is possible that it will be required to pay back assessments for the period from 2003 through 2007. The Company will also face a regulatory and contractual challenge in seeking recovery or credit for its USF reimbursement payments previously made to its wholesale telecommunications service providers of up to $3.1 million as of March 31, 2014 and December 31, 2013. Finally, the Company is exposed to the potential assessment by the FCC of monetary penalties due to its past failure to recognize its obligation as a USF contributor. The Company believes it may be able to reduce such penalties as a result of the Company’s voluntary self-disclosure.
In July 2013, the Company and USAC agreed to a financing arrangement for the undisputed portion of the unpaid USF contributions and related interest for the periods 2008 through 2012 whereby the Company issued to USAC a promissory note payable in the amount of $4.1 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of March 31, 2014, the balance of the promissory note payable was $3.4 million and included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, the Company had an accrued liability for USF contributions and related interest and penalties of $4.4 million and $4.2 million included in accrued federal fees on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, of which $0.8 million pertains to periods prior to 2008. For the three months ended March 31, 2014 and 2013, the Company incurred expenses related to its USF obligations of $1.1 million and $0.9 million, respectively, which were recorded as a charge to cost of revenue. No amounts related to the potential recovery or credit of USF contributions paid by the Company to its wholesale telecommunications service providers were recognized in the accompanying condensed consolidated financial statements.
State and Local Taxes and Surcharges
During 2011, the Company conducted an analysis of the taxability of sales of its subscription services. It was determined that the Company’s activities may be asserted by a number of states to create nexus and thus an obligation to collect sales taxes on sales of subscriptions to clients in certain states. Prior to April 2012, the Company did not collect sales taxes related to these sales from its clients. In April 2012, the Company commenced collecting and remitting sales taxes on sales of subscription services in all applicable states. As of March 31, 2014 and December 31, 2013, the Company had an accrued sales tax liability related to its sales of subscriptions of $0.1 million.
During 2013, the Company further analyzed its activities and determined it may be obligated to collect and remit various state and local taxes and surcharges on its usage-based fees. The Company has remitted $0.1 million of state and local taxes on usage-based fees during the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, the Company accrued a sales tax liability for this contingency of $5.7 million and $5.4 million, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded general and administrative expense related to its estimated sales tax liability on usage-based fees of $0.5 million and $0.5 million, respectively. The Company’s estimate of the probable loss incurred under this contingency is based on analysis of the source location of its usage-based fees and the regulations and rules in each state.
Legal Matters
The Company is involved in various legal and regulatory matters arising in the normal course of business. In management’s opinion, resolution of these matters is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or its financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
The Company recognizes general and administrative expense for legal fees in the period the services are provided.
The Company is currently involved in one lawsuit as a defendant. In April 2012, NobelBiz, Inc., a telecommunication solutions company, brought a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas against the Company seeking a permanent injunction, damages and attorneys’ fees. The Company responded to the complaint and preliminary injunction request by asserting non-infringement and invalidity of the patent. In March 2013, the court granted the Company’s motion to transfer the case to the U.S. District Court for the Northern District of California. The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims, and has not accrued a loss related to this matter as the Company does not believe that it is probable that a loss will be incurred.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and thus there are no claims that the Company is aware of that would have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.

10. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the period (in thousands).

	Three Months Ended
	March 31, 2014	March 31, 2013
United States	$22,434	$16,538
International	1,840	2,577
Total revenue	$24,274	$19,115
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	March 31, 2014	December 31, 2013
United States	$10,655	$11,079
International	524	528
Property and equipment, net	$11,179	$11,607

11. Subsequent Events
During the quarter ended March 31, 2014, the Company’s preferred stockholders elected to convert all of their outstanding preferred stock into common stock prior to the effectiveness of the Company’s registration statement filed with the SEC. On April 3, 2014, prior to the reverse stock split being effected, all outstanding preferred stock converted to common stock on a 1:1 basis.
In March 2014, the Company’s board of directors authorized an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company's outstanding common stock at a ratio of 4:1. On April 3, 2014, the reverse stock split was effected such that, (i) each 4 shares of the then-outstanding common stock was reduced to one share of common stock; (ii) the number of shares issuable upon exercise of outstanding options and warrants to purchase common stock was proportionately reduced; and (iii) the exercise price of all outstanding warrants or stock options to purchase common stock was proportionately increased.
On March 12, 2014, the Company’s board of directors approved an amended and restated certificate of incorporation, according to which the total number of shares of all classes of capital stock that the Company is authorized to issue is 455,000,000 shares including 450,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.001 per share. This amended and restated certificate of incorporation was filed with the Delaware Secretary of State, and became effective on April 8, 2014.
On April 9, 2014, the Company consummated its IPO and issued and sold 10,000,000 shares of common stock at a public offering price of $7.00 per share, less the underwriters’ discount. On April 22, 2014, the Company consummated the sale of an additional 1,500,000 shares of common stock to the underwriters of the Company's IPO pursuant to the underwriters’ exercise in full of their option to purchase 1,500,000 shares of common stock from the Company at the IPO price of $7.00 per share, less the underwriters' discount. The Company received net proceeds of $72.7 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses payable by the Company of approximately $2.2 million. The net proceeds and other impacts of the IPO described above are not reflected in the condensed consolidated financial statements at March 31, 2014, as the Company received the proceeds following the end of the fiscal quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties that could cause our actual results to differ materially from our expectations. Factors that could cause such differences include, but are not limited to, those described in the section titled “Risk Factors” and elsewhere in this report.
Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating over three billion interactions between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces. Our VCC cloud platform routes each customer interaction to an appropriate agent resource, and delivers relevant customer data to the agent in real-time to optimize the customer experience. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment and can be rapidly deployed and adjusted depending on our client’s requirements.
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we also have focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social marketing, trade shows, industry events and telemarketing.
We provide our solution through a SaaS business model that drives recurring and predictable revenue. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer both annual and monthly contracts to our clients, with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees (including bundled plans) are billed monthly in advance, while related usage fees are billed in arrears. For each of the three months ended March 31, 2014 and 2013, subscription and related usage fees accounted for 98% of our revenue. The remainder is comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $24.3 million for the three months ended March 31, 2014, from $19.1 million for the three months ended March 31, 2013. Revenue growth has primarily been driven by new clients choosing to use our solution and to a lesser extent, existing clients gradually increasing the number of agent seats under subscription. For each of the three months ended March 31, 2014 and 2013, no single client accounted for more than 10% of our total revenue. As of March 31, 2014, we had over 2,000 clients across multiple industries, with subscriptions ranging in size from fewer than 10 agent seats to approximately 1,000 agent seats.
On March 20, 2014, we experienced an extended interruption in service due to an issue with third-party equipment that affected our Santa Clara, California colocation facility. Many of our larger clients utilize our geographic-redundancy option and were successfully switched over to our Atlanta, Georgia colocation facility. However, our clients that remained in our Santa Clara, California colocation facility experienced an extended interruption in service and to whom we may be required to refund a portion of the affected month’s subscription revenue in the form of service credits. The accrued estimated total credits relating to this interruption in service did not have a material impact on our revenue for the quarter ended March 31, 2014, and it did not impact revenue previously reported for any prior period.
In April 2014, we consummated our initial public offering, or IPO, in which we sold 11,500,000 shares of common stock (inclusive of 1,500,000 shares of common stock from the exercise of the option granted to the underwriters). The public offering price of the shares sold in the IPO was $7.00 per share. The total gross proceeds from the offering were $80.5 million. After deducting underwriting discounts and commissions and offering expenses, the net proceeds received by us totaled approximately $72.7 million.
We have continued to make significant expenditures and investments, including in research and development, sales and marketing and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our client base to include larger opportunities, grow revenue from our existing client base, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In order to pursue these opportunities, we anticipate that we will expand our operations and headcount in the near term. The expected addition of new employees and the investments that we anticipate will be necessary to manage our anticipated growth will make it more difficult for us to generate earnings. As we grow our business, we expect our cost of revenue and operating expenses to increase in future periods. For example, (i) sales and marketing expenses are expected to increase in absolute dollars as we continue to expand our sales and marketing teams, increase our marketing activities and grow our international operations; (ii) research and development expenses are expected to increase in absolute dollars to support the enhancement of our existing solution and development of additional industry-leading contact center features and applications; and (iii) general and administrative expenses are expected to increase in absolute dollars as a result of both our growth and the infrastructure required to be a public company. In order to support future client growth, we also intend to invest in maintaining a high level of client service and support and to continue investing in our data center infrastructure and services capabilities. Due to our continuing investments to scale our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we will incur expenses in the future for which we may not realize benefit.
Key Operating and Financial Performance Metrics
In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies.
Dollar-Based Retention Rate
We believe that our Dollar-Based Retention Rate provides insight into our ability to retain and grow revenue from our clients, and is a measure of the long-term value of our client relationships. Our Dollar-Based Retention Rate is calculated by dividing our Retained Net Invoicing by our Retention Base Net Invoicing on a monthly basis, which we then average using the rates for the trailing twelve months for the period being presented. We define Retention Base Net Invoicing as recurring net invoicing from all clients in the comparable prior year period, and we define Retained Net Invoicing as recurring net invoicing from that same group of clients in the current period. We define recurring net invoicing as subscription and related usage revenue excluding the impact of service credits, reserves and deferrals. Historically, recurring net invoicing has been within 10% of our subscription and related usage revenue. Our Dollar-Based Retention Rate has been at or above 100% historically. Although our Dollar-Based Retention Rate is an indicator of the stability of our revenues, as indicated below, it has fluctuated, primarily as a result of significant occasional increases in recurring net invoicing due to large clients increasing their subscriptions as they add agent seats.
The following table shows our Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	March 31, 2014	March 31, 2013
Dollar-Based Retention Rate	100%	103%
Adjusted EBITDA
We monitor Adjusted EBITDA, a non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude from Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (1) provision for income taxes, (2) other expense, net, (3) depreciation and amortization and (4) stock-based compensation.
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(8,320)	$(6,657)
Non-GAAP adjustments:
Provision for income taxes	27	19
Other income (expense), net	(999)	(54)
Depreciation and amortization (1)	1,592	958
Stock-based compensation (2)	1,196	264
Adjusted EBITDA	$(6,504)	$(5,470)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cost of revenue	$1,202	$857
Research and development	46	44
Sales and marketing	48	11
General and administrative	296	46
Total depreciation and amortization	$1,592	$958
(2) See Note 6 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.

Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring. This recurring revenue includes fixed subscription fees for the delivery and support of our VCC cloud platform as well as related usage fees. The related fees for usage are based on the volume of minutes for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states, and, in some cases, Canada. We offer both annual and monthly contracts for our clients, with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice.
Fixed subscription fees, including plans with bundled usage, are billed monthly in advance while variable usage fees are billed in arrears. Fixed subscription fees are recognized on a straight-line basis over the applicable term, predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Variable subscription related usage fees for non-bundled plans are billed in arrears based on client specific per minute rate plans and are recognized as actual usage occurs. We generally require advance deposits from clients based on estimated usage. All fees, except usage deposits, are non-refundable.
In addition, we generate professional services revenue from assisting clients in implementing our solution and optimizing use. These services include application configuration, system integration and education and training services. Professional services are primarily billed on a fixed-fee basis and are typically performed by us directly. In limited cases, our clients may choose to perform these services themselves or engage their own third-party service providers to perform such services. Professional services are recognized as the services are performed using the proportional performance method, with performance measured based on hours of work performed provided all other criteria for revenue recognition are met.
Cost of Revenue
Our cost of revenue consists primarily of fees that we pay to telecommunications providers for usage, personnel costs (including stock-based compensation), costs to build out and maintain data centers, depreciation and related expenses of the servers and equipment, and taxes due to federal agencies on usage fees. Personnel costs included as part of cost of revenue include those associated with support of our solution, clients and data center operations, as well as providing professional services. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing and general and administrative expenses.
Research and Development.    Our research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred. We believe that continued investment in our solution is important for our future growth, and we expect research and development expenses to increase in absolute dollars in the foreseeable future as we continue to hire additional personnel to update and enhance our solution, although these expenses may fluctuate as a percentage of our revenue from period to period.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for employees in sales and marketing, including commissions and bonuses, as well as advertising, marketing events, corporate communications, travel costs and allocated overhead. We expense the costs of sales commissions associated with the acquisition or renewal of client contracts as incurred in the period the contract is acquired or the renewal occurs. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, although these expenses may fluctuate as a percentage of our revenue from period to period.
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses (including stock-based compensation) for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We anticipate that we will incur increased expenses for personnel and professional services, including auditing and legal services, insurance and other corporate governance expenses related to operating as a public company. We expect that general and administrative expenses will increase in absolute dollars, especially in the near term, as we continue to add personnel to support our growth and operate as a public company, although these expenses may fluctuate as a percentage of our revenue from period to period.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our notes payable, capital leases, and revolving line of credit. As a result of the $5.0 million term loan we borrowed in October 2013 to acquire Face It, our drawdown of $12.5 million under the revolving line of credit in December 2013, and the $20.0 million term loan we borrowed in February 2014 under the 2014 Loan and Security Agreement (See Note 5 'Short-Term and Long-Term Debt'), we expect that interest expense will increase in absolute dollars.
Change in Fair Value of Convertible Preferred and Common Stock Warrant Liabilities.  As of March 31, 2014, we had outstanding warrants to purchase shares of our convertible preferred stock and common stock which were classified as liabilities. These warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net. In connection with our IPO in April 2014, these liability-classified convertible preferred and common stock warrants became equity-classified. The liability balance for all the liability-classified warrants was reclassified to stockholders’ deficit upon the IPO. After the IPO, we will no longer be required to re-measure the fair value of the warrant liability, therefore, no further charges or credits related to such warrants will be made to other income (expense), net.
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.

Results of Operations for the Three Months Ended March 31, 2014 and 2013
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	100%	100%
Cost of revenue	54%	61%
Gross profit	46%	39%
Operating expenses:
Research and development	22%	22%
Sales and marketing	37%	32%
General and administrative	25%	20%
Total operating expenses	84%	74%
Loss from operations	(38)%	(35)%
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	7%	1%
Interest expense	(3)%	(1)%
Other income, net	—%	—%
Total other income (expense), net	4%	—%
Loss before provision for income taxes	(34)%	(35)%
Provision for income taxes	—%	—%
Net loss	(34)%	(35)%

Revenue

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
	(in thousands, except percentages)
Revenue	$24,274	$19,115	$5,159	27%
Revenue increased by $5.2 million, or 27%, for the three months ended March 31, 2014 compared to the same period of 2013. Approximately $4.4 million, or 85%, of the increase was attributable to revenue from new clients acquired since April 1, 2013, which was primarily driven by an increase in sales and marketing activities in the twelve months ended March 31, 2014. The remaining $0.8 million, or 15%, of the increase was due to revenue growth from existing clients as of March 31, 2013. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$13,148	$11,681	$1,467	13%
% of Revenue	54%	61%
Cost of revenue increased by $1.5 million, or 13%, for the three months ended March 31, 2014 compared to the same period of 2013, primarily due to increased personnel costs of $0.6 million driven by increased headcount, depreciation and related expenses of the servers and equipment of $0.3 million due to additional investments in technical infrastructure to support current and expected future client growth, and federal and state telecommunications taxes of $0.2 million for additional liability for our client’s usage fees. These increases were offset in part by a $0.2 million decrease in telecommunication carrier costs due to improved usage efficiencies. The remainder of the increase was primarily due to our business growth and system implementations.
Gross Profit

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
	(in thousands, except percentages)
Gross profit	$11,126	$7,434	$3,692	50%
% of Revenue	46%	39%
Overall gross margin increased by 7% to 46% for the three months ended March 31, 2014 from 39% for the same period of 2013, primarily due to improved usage efficiencies, continued benefit from economies of scale and the elimination of duplicate data centers in 2013.
Operating Expenses
Research and development

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
	(in thousands, except percentages)
Research and development	$5,225	$4,154	$1,071	26%
% of Revenue	22%	22%
Research and development expenses increased by $1.1 million, or 26%, for the three months ended March 31, 2014 compared to the same period of 2013, primarily due to increases in personnel-related costs of $0.8 million and stock-based compensation expense of $0.3 million. These increases were primarily due to an increase in average employee and related costs as we had more senior level employees during the first quarter of 2014 as compared with the same quarter of 2013 as part of our investment in future growth. The increase in stock-based compensation expense was also due to an increase in the fair value of stock options granted to employees resulting from an increase in fair value of our common stock from period to period.
Sales and Marketing

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$9,022	$6,147	$2,875	47%
% of Revenue	37%	32%
Sales and marketing expenses increased by $2.9 million, or 47%, for the three months ended March 31, 2014 compared to the same period of 2013, primarily due to increased personnel costs of $1.2 million, marketing-related expenses of $0.6 million, commissions paid to sales personnel of $0.3 million, business travel and related expenses of $0.2 million, and stock-based compensation expense of $0.2 million. The increase in personnel costs was primarily due to headcount additions. The increases in headcount and other expense categories described above supported our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness. We increased marketing efforts to raise brand awareness and lead generation efforts, which led to increased marketing, travel and related expenses. The increase in commissions was driven by the growth in sales of our solution. Stock-based compensation expense increased partly due to headcount additions and partly due to the increased fair value of stock options granted to employees resulting from an increase in the value of our common stock from period to period.

Sales and marketing expenses increased as a percentage of revenue, primarily as a result of expenses incurred in expanding our marketing organization and continuing to increase our field sales personnel.
General and Administrative

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$6,171	$3,825	$2,346	61%
% of Revenue	25%	20%
General and administrative expenses increased by $2.3 million, or 61%, for the three months ended March 31, 2014 compared to the same period of 2013, primarily due to increased personnel costs of $1.1 million, stock-based compensation expense of $0.4 million, fees for outside professional services of $0.3 million, subscription fees to third-party SaaS providers of $0.2 million, and depreciation and amortization expense of $0.2 million. The increases in personnel and stock-based compensation costs were primarily due to an increase in headcount, average salary and related costs due to senior-level hires as we built our management team in preparation for future growth. In addition, stock-based compensation expense increased due to the increased fair value of stock options granted to employees resulting from the increase in the value of our common stock. Outside professional services fees increased primarily due to audit and consulting costs as we prepared to become a public company. The increase in subscription fees to third-party SaaS providers was due primarily to upgrading subscriptions to existing software and adding subscription to new software to support our growth.
General and administrative expenses increased as a percentage of revenue, primarily as a result of the increased headcount to support our growth and operate as a public company.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible preferred and common stock warrant liabilities	$1,745	$230	$1,515	659%
Interest expense	(778)	(178)	(600)	337%
Other income	32	2	30	1,500%
Total other income (expense), net	$999	$54	$945	1,750%
% of Revenue	4%	—%
Other income (expense), net increased by $0.9 million to net other income of $1.0 million for the three months ended March 31, 2014 compared to net other income of $0.1 million for the same period of 2013. The increase was primarily due to a $1.5 million increase in other income resulting from a change in fair value of convertible preferred and common stock warrant liability. This increase was offset in part by a $0.6 million increase in interest expense as a result of a higher average balance of outstanding debt (see Note 5 'Short-Term and Long-Term Debt') during the three months ended March 31, 2014 as compared to the same period of 2013.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, our initial public offering and debt financings. As of March 31, 2014, we had $29.2 million of cash. In April 2014, we consummated our IPO and received net proceeds of $72.7 million from the issuance of 11,500,000 shares of common stock.
In March 2013, we entered into a loan and security agreement with a lender for a revolving line of credit for up to $12.5 million. The revolving line of credit bears monthly interest at a variable annual rate of prime plus 1.25%, and matures in March 2015. Interest is due and payable on the last business day of each month during the term of the loan, and all amounts outstanding under the revolving line of credit are due and payable in March 2015. In

December 2013, we drew the full available amount of our revolving line of credit of $12.5 million, all of which remained outstanding as of March 31, 2014. In October 2013, this loan and security agreement was amended to provide for an additional $5.0 million term loan in connection with our acquisition of SoCoCare. Monthly interest-only payments are due on the term loan in equal monthly installments through September 2014, at which point principal and interest payments are due in equal monthly installments through the maturity of the term loan in March 2017. The term loan carries a variable annual interest rate of prime plus 1.50%. This loan and security agreement, as amended, contains certain covenants, including the requirement that we maintain $5.5 million of cash deposited with the lender for the term of the agreement. The loan and security agreement includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default.
In February 2014, we entered into the 2014 Loan and Security Agreement for a term loan of up to $30.0 million. At closing, we borrowed $20.0 million of the term loan and incurred $0.4 million in debt issuance costs. The remaining $10.0 million is available to be borrowed until February 2015. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan. Monthly principal payments will be due beginning in February 2016 based on 1/60th of the outstanding balance at that time and continue until all remaining principal outstanding under the term loan is due and payable in February 2019. The 2014 Loan and Security Agreement includes the occurrence of a material adverse event, as defined in the agreement and determined by the lender, as an event of default.
We believe our existing cash, the net proceeds from our IPO, and the amount available for borrowing under our 2014 Loan and Security Agreement will be sufficient to meet our working capital and capital expenditure needs at least through March 31, 2015. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be harmed.
If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional funds by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business.
There can be no assurance that we will be able to raise additional capital on acceptable terms or at all, which would harm our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
Net cash used in operating activities	$(6,180)	$(3,843)	$(2,337)	61%
Net cash provided by (used in) investing activities	(96)	134	(230)	(172)%
Net cash provided by financing activities	17,766	3,224	14,542	451%
Net increase (decrease) in cash and cash equivalents	$11,490	$(485)	$11,975	(2,469)%
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of client payments. For the periods presented, we have continued to experience increases in investments in personnel and infrastructure that have exceeded the growth in our revenue and increased our net losses. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect net uses of cash by operations to continue. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. As of March 31, 2014 and 2013 our days-sales-outstanding were 22 and 25 days, respectively.
During the three months ended March 31, 2014, net cash used in operating activities increased by $2.3 million compared to the same period of 2013 primarily due to a $1.5 million increase in net loss after adjusting for non-cash expenses and a $0.8 million increase in net cash outflows resulting from changes in operating assets and liabilities.
During the three months ended March 31, 2014, cash outflows from changes in operating assets and liabilities included a $1.0 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology. Cash inflows from changes in operating assets and liabilities included a $0.9 million increase in accrued and other liabilities primarily for increased audit and legal fees as we prepared to become a public company and for increased third-party software costs due to upgrading existing software and purchasing new software to support our growth, a $0.6 million increase in deferred revenue primarily attributable to increased billings, and a $0.5 million increase in accrued federal fees and sales tax liability as a result of increased client usage.
During the three months ended March 31, 2013, cash outflows from changes in operating assets and liabilities included a $1.2 million increase in prepaid expenses and other current assets related primarily to long-term maintenance contracts and marketing contracts. Cash inflows from changes in operating assets and liabilities included a $1.3 million increase in accrued federal fees and sales tax liability, a $1.2 million increase in accounts payable primarily related to timing of liabilities and payments, and a $0.8 million increase in accrued and other liabilities primarily for increased legal and consulting fees as we prepared to become a public company and for increased headcount.
Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended March 31, 2014 was primarily for purchase of property and equipment of $0.1 million.
Net cash provided by investing activities in the three months ended March 31, 2013 was due to proceeds from the sale of certificates of deposit of $0.2 million, which is offset in part by $0.1 million cash used for purchase of property and equipment.
Cash Flows from Financing Activities
During the three months ended March 31, 2014, cash provided by financing activities of $17.8 million was primarily attributable to net proceeds of $19.6 million from a term loan under our 2014 Loan and Security Agreement, and cash received from stock exercises of $0.6 million. These increases were partially offset by $1.5 million in repayments on our capital lease and notes payable obligations and $0.8 million payments for deferred offering costs in connection with our IPO.
During the three months ended March 31, 2013, cash provided by financing activities of $3.2 million was primarily attributable to net proceeds of $4.0 million from our revolving line of credit, which was offset in part by $0.8 million in repayments on our capital lease and notes payable obligations.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. Our critical accounting policies are disclosed in our prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. During the three months ended March 31, 2014, our critical accounting policies did not materially change with the exception of the accounting standards update discussed below.

Recent Accounting Pronouncements
In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. We adopted the guidance prospectively in the quarter ended March 31, 2014, and such adoption did not have a material impact on the Company's condensed consolidated financial statements.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 31, 2014 or December 31, 2013.
Contractual Obligations
Our principal contractual obligations consist of obligations under operating leases for office space, research and development, and sales and marketing facilities in the United States, capital leases to finance data centers and other computer and networking equipment, short-term and long-term debt, and agreements with third parties to provide colocation hosting and telecommunication usage services. These contractual obligations as of December 31, 2013 are disclosed in our prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014, and have not changed materially during the three months ended March 31, 2014 except for the following agreements entered into in 2014.
In January 2014, we modified our corporate office lease to expand our existing space for an additional commitment of $0.6 million over the term of the original lease.
In February 2014, we entered into the 2014 Loan and Security Agreement with two lenders in a syndicate for a term loan of up to $30.0 million. At closing, we borrowed $20.0 million of the term loan and incurred $0.4 million in debt issuance costs. The remaining $10.0 million is available to be borrowed until February 2015. The term loan bears interest that is payable monthly during the term of the loan. Monthly principal payments will be due beginning in February 2016 and through February 2019. The term loan is secured by substantially all assets of the Company and is subordinate to our Loan and Security Agreement. See Note 5 of the notes to our condensed consolidated financial statements for a detailed discussion of this loan.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, and to a lesser extent, foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Sensitivity
We had cash of $29.2 million as of March 31, 2014. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. As of March 31, 2014, we had a total of $37.5 million outstanding under our variable interest rate debt or financing agreements. See Note 5 of the notes to our condensed consolidated financial statements for a detailed discussion of our indebtedness. For the three months ended March 31, 2014, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by $42 thousand.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the Philippines, and Russia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed, and are effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are subject to certain legal and regulatory proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters.
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that the telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the FCC Enforcement Bureau and have registered with USAC, which is charged by the FCC with administering the USF. We have accrued for past due contributions dating back to 2003 and, in April 2013, began remitting required contributions on a current basis directly to USAC.
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest and penalties thereon, due to our late registration and reporting of revenues. See Note 9 of the notes to our consolidated financial statements for a discussion of such assessments.
On August 5, 2011, NobelBiz, Inc., or NobelBiz, sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the 122 patent. The 122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’). NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the 122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the 122 patent. The court in California held a status conference on December 9, 2013, and subsequently set a schedule to hold a claim construction hearing regarding the patents to be held on August 22, 2014. No trial date or further schedule is anticipated until after the court issues its ruling as to claim construction following the hearing.
The outcome of litigation and regulatory claims cannot be predicted with certainty, may be expensive and cause distraction to our management, even if we are ultimately successful, and could harm our future results of operations, cash flows and financial condition.

ITEM 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report. If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed. In that event, the market price of our common stock could decline.
Risks Related to Our Business and Industry
Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock.

Our quarterly and annual results of operations, including our revenues, profitability and cash flow may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•	market acceptance of our solution;

•	our ability to attract new clients and grow our business with existing clients;

•	client renewal rates;

•	changes in strategic and client relationships;

•
the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	network outages or security breaches, which may result in lost clients, client credits and harm to our reputation;

•	inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;

•	the timing of recognition of revenues;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	increases or decreases in the elements of our solution or pricing changes upon any renewals of client agreements;

•	changes in our pricing policies or those of our competitors;

•	the level of professional services and support we provide to clients;

•	the components of our revenue;

•	the addition or loss of key clients, including through acquisitions or consolidations;

•	general economic, industry and market conditions;

•	the timing of costs and expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	the regulatory environment;

•	the hiring, training and retention of key employees;

•	litigation or other claims against us;

•	our ability to obtain additional financing; and

•	advances and trends in new technologies and industry standards.

If we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new clients, encourage existing clients to renew their subscriptions on terms favorable to us and to add additional agent seats and sell additional functionality to existing clients. As our industry matures, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew or upsell existing clients based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing clients or attract new clients or new business from existing clients, which could harm our revenue and growth.

A portion of our revenue is generated by acquiring domestic and international telecommunications minutes from wholesale telecommunication service providers and reselling those minutes to our clients. We must resell more minutes if telecommunications rates decrease to maintain our level of usage revenue.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the three months ended March 31, 2014, our revenue was $24.3 million, which increased by $5.2 million, or 27%, from $19.1 million for the same period of 2013. For the years ended December 31, 2011, 2012 and 2013, our revenue was $43.2 million, $63.8 million and $84.1 million, respectively, representing year-over-year growth of 48% and 32%, respectively. We expect that, in the future, as our revenue increases, our revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•	capture market share from providers of legacy on-premise contact center systems as contact center systems are refreshed;

•	attract new clients, increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	introduce our solution to new markets outside of the United States and increase global awareness of our brand;

•	strengthen and improve our solution through significant investments in research and development; and

•	selectively pursue acquisitions.

If we are not successful in achieving these objectives, our revenue may be harmed. In addition, we plan to continue our investment in future growth, including expending substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization;

•	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

•	solution development, including investments in our solution development team and the development of new applications and features for existing solutions;

•	international expansion; and

•	general administration, including legal and accounting expenses related to being a public company.

Moreover, we have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 332 employees as of December 31, 2011, to 442 employees as of December 31, 2012, to 533 employees as of December 31, 2013. As of March 31, 2014, we had 555 employees worldwide. We have also significantly increased the size of our client base to over 2,000 clients. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will make it more difficult for us to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully.

The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for contact center solutions is highly competitive. Our clients are not subject to long-term contractual commitments to purchase our solution and can terminate our service and switch to competitors’ offerings on short notice.
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco, and legacy on-premise software companies that come from a computer telephony integration, or CTI, heritage, such as Aspect Software, Inc., or Aspect, Genesys Telecommunications Laboratories, Inc., or Genesys, and Interactive Intelligence Group, Inc., or Interactive Intelligence. These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact, Inc., or inContact, and LiveOps, Inc., or LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources. In addition, many of our competitors have stronger name recognition, longer operating histories, established relationships with clients, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, then our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
If we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages.
Our success depends in large part upon the capacity, stability and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and may experience such interruptions in the future. For example, on March 20, 2014, we experienced an extended interruption in service due to an issue with third-party equipment that affected our Santa Clara, California colocation facility. This interruption in service did not have a material impact on our revenue for the quarter ended March 31, 2014, and it did not impact revenue previously reported for any prior period. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, result in claims for credits or damages, damage our reputation and significantly reduce client demand for our solution and harm our business.
Any future service interruptions could:

•	cause our clients to seek credits or damages for losses incurred;

•	require us to replace existing equipment;

•	affect our reputation as a reliable service provider;

•	cause existing clients to cancel or elect not to renew their contracts; or

•	make it more difficult for us to attract new clients or expand our business with existing clients.

We have experienced significant growth in the number of agents and interactions that our infrastructure supports. As our client base grows and their use of our service increases, we will be required to make additional investments in our capacity to maintain adequate stability and performance, the availability of which may be limited or the cost of which may be prohibitive. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict or improve our infrastructure requirements to keep pace with growth in our business, our business could be harmed.
If our Dollar-Based Retention Rate declines, our revenues, gross margins and net income could decrease and we may be required to spend more money to grow our client base and maintain our revenues.
We calculate our Dollar-Based Retention Rate by dividing our Retained Net Invoicing by our Retention Base Net Invoicing on a monthly basis, which we then average using the rates for the trailing twelve months for the period being presented. We define Retention Base Net Invoicing as recurring net invoicing from all clients in the comparable prior year period, and we define Retained Net Invoicing as recurring net invoicing from that same group of clients in the current period. We define recurring net invoicing as subscription and related usage revenue excluding the impact of service credits, reserves and deferrals. Historically, recurring net invoicing has been within 10% of our subscription and related usage revenue. We analyze our Dollar-Based Retention Rate data to gain insight into our ability to retain and grow revenue from our clients and measure the long-term value of our client relationships.
We offer both annual and monthly contracts to our clients, with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. As a result, our Dollar-Based Retention Rate could decrease in the future if clients are not satisfied with our service, competition increases from other contact center providers, we experience system outages, alternative technologies emerge, the U.S. or global economy declines or due to many other factors. If our Dollar-Based Retention Rate decreases, we will need to acquire new clients to maintain our existing level of revenues. There can be no assurance that the market for our solution will continue to grow or that we will not lose market share to current or future competitors, either of which would magnify the impact of any decrease in our Dollar-Based Retention Rate. We incur significant costs and expenses, including sales and marketing expenses, to acquire new clients, and those costs and expenses are an important factor in determining our net profitability. Therefore, if we are unsuccessful in maintaining our Dollar-Based Retention Rate or are required to spend significant amounts to acquire new clients, our revenues, gross margins and net income could decrease.
We sell our solution to larger organizations that require longer sales and implementation cycles and often demand more configuration and integration services or customized features and functions that we may not offer, any of which could delay or prevent these sales and harm our growth rates, business and operating results.
As we target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in completing our sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these clients will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual clients, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to five months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our clients that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of agent seats and the number of applications utilized by larger organizations over time. There is no guarantee that these clients will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these clients will decrease and our business may suffer.

Furthermore, we may not be able to provide the configuration and integration services that larger organizations typically require. For example, our solution does not currently permit clients to add new data fields and functions or modify our code. If prospective clients require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, then we may lose sales opportunities with larger organizations and our business could suffer.
Because most of our revenue is derived from existing clients, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, most of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could harm our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. For example, many of our clients initially deploy our solution to support only a portion of their contact center agents. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations as these clients increase the number of agent seats and the number of applications utilized with our solution over time as they experience the benefits of our cloud solution.
We rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could subject us to, among other things, claims for credits or damages.
We rely on third-party telecommunication service providers to provide our clients and their customers with telecommunication services. These telephony services include the public switched telephone network, or PSTN, telephone numbers, call termination and origination services, and local number portability for our clients. In addition, we depend on our internet bandwidth suppliers to provide uninterrupted and error-free service through their telecommunications networks. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide. If any of these service providers fail to provide reliable services, or terminate or increase the cost of the services that we and our clients depend on, we may be required to switch to another service provider. Delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our client relationships, business, financial condition and operating results.
Due to our reliance on these service providers, when problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, whether caused by our service, the products or services of our third-party service providers, or our clients’ or their customers’ equipment and systems, may result in loss of market acceptance of our solution and any necessary repairs or other remedial actions may force us to incur significant costs and expenses. Any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, result in claims for credits or damages, damage our reputation, significantly reduce client demand for our solution and seriously harm our financial condition and operating results.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $8.3 million in the quarter ended March 31, 2014, $6.7 million in the quarter ended March 31, 2013 and $31.3 million in the year ended December 31, 2013. As of March 31, 2014, we had an accumulated deficit of $99.1 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect our costs and expenses to increase in the future due to anticipated increases in cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses and, therefore, we expect our losses to continue for the foreseeable future as we continue to make significant future expenditures to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. You should not consider our recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
If the market for cloud contact center software solutions develops more slowly than we expect or declines, our business could be harmed.
The cloud contact center software solutions market is not as mature as the market for legacy on-premise contact center systems, and it is uncertain whether cloud contact center solutions will achieve and sustain high levels of client demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of cloud contact center software solutions as a replacement for legacy on-premise systems. Many larger organizations have invested substantial technical, personnel and financial resources to integrate legacy on-premise contact center systems into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud contact center solutions such as ours. It is difficult to predict client adoption rates and demand for our solution, the future growth rate and size of the cloud contact center software market, or the entry of competitive products and services. The expansion of the cloud contact center software solutions market depends on a number of factors, including the refresh rate for legacy on-premise systems, cost, performance and perceived value associated with cloud contact center software solutions, as well as the ability of providers of cloud contact center software solutions to address security, stability and privacy concerns. If other cloud contact center solution providers experience security incidents, loss of client data, disruptions in delivery or other problems, the market for cloud contact center software products, solutions and services as a whole, including our solution, may be harmed. If cloud contact center software solutions do not achieve widespread adoption, or there is a reduction in demand for such solutions caused by a lack of client acceptance, enhanced product offerings from on-premise providers, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be harmed.
Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our solution or changes in the components of our solution purchased by our clients could harm our operating results.
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services and because our professional services offerings typically have negative margins, any increase in sales of professional services could harm our gross margins and operating results. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts. Selling to smaller clients may involve lower Dollar-Based Retention Rates, smaller contract sizes and greater credit risk and uncertainty. If the mix of organizations that purchase our solution changes, or the mix of solution components purchased by our clients, changes, our revenues and gross margins could decrease and our operating results could be harmed.
We depend on data centers operated by third parties and any disruption in the operation of these facilities could harm our business.
We host our solution at data centers located in Santa Clara, California and Atlanta, Georgia. Any failure or downtime in one of our data center facilities could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.

Our data centers are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our clients as well as equipment damage. Our data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of our data center facilities could result in significant downtime for our solution and the loss of client data. Because our ability to attract and retain clients depends on our providing clients with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is an increased risk that service interruptions may occur as a result of server addition, relocation or other issues.
In addition, our data centers are subject to increased costs of power. We may not be able to pass on any increase in costs of energy to our clients, which could reduce our operating margins.
Our limited operating history makes it difficult to evaluate and predict our current business and future prospects.
We have been in existence since 2001, and much of our growth has occurred in recent periods. Our limited operating history and recent growth may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business.
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
If our solution fails to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations. Because our clients use our solution for mission-critical aspects of their business, any errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could elect to cancel or not renew our solution, seek payment credits or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits and an increase in collection cycles for accounts receivable. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources.
Any product liability, intellectual property, warranty or other claims against us could damage our reputation and relationships with our clients, and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such claims. Also, our insurer may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business.
If our security measures are breached or unauthorized access to client data is otherwise obtained, our solution may be perceived as not being secure, clients may reduce the use of or stop using our solution and we may incur significant liabilities.
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access or other breaches in our security could result in the loss of confidentiality, integrity and availability of information, leading to litigation, indemnity obligations and other liability. While we have security measures in place to protect client information and minimize the probability of security breaches, if these measures fail as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to elect not to renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could harm our operating results.
The contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new products in order to maintain and grow our business.
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and continuing and rapid technological advancement. To compete successfully, we must continue to design, develop, manufacture and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. Failure in this regard may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we will need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful developing these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of our solution and increase our research and development expenses. Any failure of our solution to operate effectively with future network platforms and technologies could reduce the demand for our solution, result in client dissatisfaction and harm our business.
Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
In order to remain competitive, we must continue to develop new solution offerings and enhancements to our existing cloud contact center software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to certain constraints, such as high employee turnover, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully grow and manage these relationships could harm our business.
We leverage strategic relationships with third parties, such as CRM, system integrator, technology and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing relationships with third parties or may provide incentives to third parties to favor their products over our solution. Furthermore, if our partners are acquired, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. We also license technology from certain third-party partners. Certain of these license agreements permit either party to terminate all or a portion of the license without cause at any time. Our inability to successfully manage these complex relationships or negotiate sufficient contractual terms could harm our business.
If we are unable to maintain the compatibility of our software with other products and technologies, our business would be harmed.
Our clients often integrate our solution with their business applications, particularly third-party CRM solutions. These third-party providers or their partners could alter their products so that our solution no longer integrates well with them, or they could delay or deny our access to technology releases that allow us to adapt our solution to integrate with their products in a timely fashion. If we cannot adapt our solution to changes in complementary technology deployed by our clients, it may significantly impair our ability to compete effectively.
We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards inherent in the cloud contact center software business, including:

•
damage to third-party and our infrastructure and data centers, related equipment and surrounding properties caused by earthquakes, hurricanes, tornadoes, floods, fires and other natural disasters, explosions and acts of terrorism;

•	inadvertent damage from third parties; and

•	other hazards that could also result in suspension of operations, personal injury and even loss of life.

These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the west coast (where our corporate headquarters and one of our data centers are located), hurricane or tropical storm in the southeastern United States (where our other data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, all of which could harm our operating results.
We are not insured against all claims, events or accidents that might occur. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we or our data center providers fail to reopen facilities damaged by such accidents or events, our operations and financial condition could be harmed. In addition to being denied coverage under existing insurance policies, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates.
Our business could be harmed if our clients are not satisfied with the professional services and technical support provided by us or our partners.
Our business depends on our ability to satisfy our clients, not only with respect to our solution but also with the professional services and technical support that are performed to enable our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.
The loss of one or more of our key clients, or a failure to renew our subscription agreements with one or more of our key clients, could harm our ability to market our solution.
We rely on our reputation and recommendations from key clients in order to market and sell our solution. The loss of any of our key clients, or a failure of some of them to renew or to continue to recommend our solution, could have a significant impact on our revenues, reputation and our ability to obtain new clients. In addition, acquisitions of our clients could lead to cancellation of our contracts with those clients or by the acquiring companies, thereby reducing the number of our existing and potential clients.
Our clients may fail to pay us in accordance with the terms of their agreements, necessitating action by us to collect payment, or may terminate their subscriptions for our solution.
If clients fail to pay us under the terms of our agreements, fail to comply with the terms of our agreements, or terminate their subscriptions for our solution, we may lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. These risks increase the longer the term of our client arrangements. Some of our clients may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could harm our operating results, financial position and cash flow.
Sales to clients outside the United States or with international operations and our international sales efforts and operations support expose us to risks inherent in international sales and operations.
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales efforts, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States.
We currently have full-time employees in the Philippines, who provide technical support, training and other professional services, as well as in Russia, who provide software development services. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

•	the need to establish and protect our brand in international markets;

•	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated costs and expenses;

•	difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;

•	different pricing environments, longer sales and accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	general economic conditions in international markets;

•
fluctuations in the value of the U.S. dollar and foreign currencies, which may make our solution more expensive in other countries or may impact our operating results when translated into U.S. dollars;

•
compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, telecommunications and telemarketing laws and regulations;

•	privacy and data protection laws and regulations that are complex, expensive to comply with and may require that client data be stored and processed in a designated territory;

•	weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;

•	increased risk of international telecom fraud;

•	laws and business practices favoring local competitors;

•
compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solution in certain foreign markets, and the risks and costs of non-compliance;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable economic and political conditions.

 The occurrence of any of these risks could harm our international operations, increase our operating costs and hinder our ability to grow our international business and, consequently, our overall business and results of operations.
In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could harm our business. In many countries outside the United States it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or prohibitions on selling our solution and could harm our business.
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.
Our success largely depends upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing cloud software and for senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, either because we are a public company or otherwise, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

Failure to adequately expand our sales force will impede our growth.
We will need to continue to expand and optimize our sales infrastructure in order to grow our client base and our business. We plan to aggressively expand our sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
If we fail to grow our marketing capabilities and develop widespread brand awareness cost effectively, our business may suffer.
Our ability to increase our client base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social marketing, trade shows, industry events, co-marketing with strategic partners and telemarketing. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution and attracting new clients. Brand promotion activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad client adoption of our solution.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
To date, we have financed our operations, primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, an initial public offering and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of March 31, 2014, we had $20.0 million outstanding under the 2014 Loan and Security Agreement for a term loan of up to $30.0 million, $17.5 million outstanding under the loan and security agreement governing our revolving line of credit and term loan and $3.4 million outstanding under a promissory note with the Universal Services Administration Company. The $12.5 million outstanding under our revolving line of credit matures in March 2015. The remaining $10.0 million under the 2014 Loan and Security Agreement is available for borrowing until February 2015, subject to our compliance with the terms of such agreement. Our loan and security agreements are collateralized by substantially all of our assets and contain a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The existing collateral pledged under the loan and security agreements and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
Adverse economic conditions may harm our business.
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. The recent financial recession resulted in a significant weakening of the economy in the United States and globally, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that affected the industries to which we sell our solution. We plan to market and sell our solution in Europe, Asia and other international markets. If economic conditions in the United States, Europe and Asia and other key potential markets for our solution continue to remain uncertain or deteriorate further, many clients may delay or reduce their contact center and overall information technology spending. If our clients continue to experience economic hardship, this could reduce the overall demand for our solution, delay and lengthen sales cycles and lead to slower growth or even a decline in our revenues, net income and cash flows.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target.
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses, having only completed one small acquisition. In October 2013, we acquired Face It, Corp., which we refer to as SoCoCare, a social engagement and mobile customer care solution provider. In any acquisitions, including SoCoCare, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from our acquisition of SoCoCare or future acquired businesses due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•
difficulty converting the clients of the acquired business to our solution and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional costs and expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	diversion of management’s attention from other business concerns;

•	harm to our existing relationships with our partners and clients as a result of the acquisition;

•	the loss of our or the acquired business’s key employees;

•	diversion of resources that could have been more effectively deployed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.
As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2015, provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012, or the JOBS Act. Two material weaknesses were identified in our internal control over financial reporting in 2010, one of which was remediated in 2011 and the other of which was remediated in 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
If in the future we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
For example, we recognize subscription revenue in accordance with Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (“ASU 2009-13”) (formerly known as EITF 08-01). The FASB and the SEC may issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in revenue recognition arrangements. As a result of future interpretations or applications of existing accounting standards, including ASU 2009-13, we could be required to delay revenue recognition into future periods, which would harm our operating results.
In addition, certain factors have in the past and may in the future cause us to defer recognition of subscription revenues. For example, the inclusion in our client contracts of material non-standard terms, such as acceptance criteria, could require the deferral of subscription revenue. To the extent that such contracts become more prevalent in the future our revenue may be harmed.
Because of these factors and other specific requirements under accounting principles generally accepted in the United States for revenue recognition, we must have very precise terms in our arrangements in order to recognize revenue when we deliver our solution or perform our professional services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could harm our profitability.
As of December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses of $68.4 million and $35.8 million, respectively, which if not utilized will begin to expire in 2024 for federal purposes and 2014 for state purposes. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2024. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change.” If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could harm our profitability.
Risks Related to Our Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We currently have three registered and five pending trademarks and four issued U.S. patents and seventeen pending patent applications. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our technology, solutions, brand and business.
We may continue to be subject to third-party intellectual property infringement claims.
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc. filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8,135,122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the prior patent and addresses the same technology. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. See “Part II, Item 1 — Legal Proceedings.” If NobelBiz is successful in its request for injunctive relief, we will have to stop providing the accused technology, enter into a license agreement with NobelBiz for the technology or modify our technology, any of which could harm our business. There can be no assurance that we (i) will prevail in this action, (ii) can develop non-infringing technology that is accepted in the market if we are enjoined from using the accused technology or (iii) will be able to negotiate favorable licensing terms with NobelBiz. There can also be no assurance that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us.
Certain technology necessary for us to provide our solution may be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable, or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering solutions incorporating such technology.
In the future, others may claim that our solution and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or solution. Any claims or litigation could cause us to incur significant costs and expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, require that we refrain from using, manufacturing or selling certain offerings or using certain processes, prevent us from offering our solution, or require that we comply with other unfavorable terms, any of which could harm our business and operating results. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.
We employ third-party licensed software for use in or with our solution, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could harm our business.
Our solution incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future, will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could harm our business.
Our solution utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Our solution includes software covered by open source licenses, which may include, for example, free general public use licenses, open source front-end libraries, open source stand-alone applications and open source applications. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solution. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. Many of the risks associated with the usage of open source software cannot be eliminated, and could harm our business.
Risks Related to Regulatory Matters
Failure to comply with laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States and in other circumstances these requirements may be more stringent in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results and financial condition.
Increased taxes on our service may increase our clients’ cost of using our service and/or reduce our profit margins to the extent the costs are not passed through to our clients, and we may be subject to liabilities for past sales and other taxes, surcharges and fees.
Prior to 2012, we did not collect or remit state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges on our solution.
During 2011, we analyzed our activities and determined that we were obligated to collect sales taxes on sales of our subscriptions in certain states. Accordingly, we registered with those states, paid past-due amounts and began collecting sales taxes from our clients and remitting such taxes to the applicable state taxing authorities. During 2013, we analyzed our activities and determined that we may be obligated to collect and remit sales, excise and utility user taxes, as well as surcharges as a communications service provider, and pay gross receipts taxes, on our usage-based fees in certain states and municipalities. We have neither collected nor remitted state and local taxes or surcharges on usage-based fees in any of the periods prior to 2014.
Based on our ongoing assessment, we will register for tax and regulatory purposes in states where we determine such regulations apply to our activities and commence collecting and remitting state and local taxes and surcharges on applicable usage-based fees. We have accrued a contingent liability for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 9 to the notes to our condensed consolidated financial statements.
While we have accrued for these potential liabilities in each period, such accruals are based on analyses of our business activities, the operation of our solution, applicable statutes, regulations and rules in each state and locality and estimates of revenue subject to sales tax or other charge. State and local taxing and regulatory authorities may challenge our position and may decide to audit our business and operations with respect to state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges, which could result in tax liabilities, fees or surcharges for us above our recorded accrued liability or additional tax liabilities, fees or surcharges for our clients, which could harm our results of operations and our relationships with our clients. In addition, state or local taxing and regulatory authorities may assess penalties and interest related to our tax and regulatory obligations.
The applicability of state or local taxes, fees or surcharges relative to services such as ours is complex, ambiguous and subject to interpretation and change. If states enact new legislation or if taxing and regulatory authorities promulgate new rules or regulations or expand their interpretations of existing rules and regulations, we could incur additional liabilities. In addition, the collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with new or existing legislation, rules or regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, such legislation, rules or regulations. We have incurred, and will continue to incur, substantial ongoing costs associated with complying with state or local tax, fee or surcharge requirements in the numerous markets in which we conduct or will conduct business.
We are subject to assessments for unpaid Universal Service Fund contributions, as well as interest thereon and potential penalties, due to our late registration and reporting of revenues.
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the federal Universal Service Fund and related funds, or USF, based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that our telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the Federal Communications Commission, or FCC, Enforcement Bureau and have registered with the Universal Service Administrative Company, or USAC, which is charged by the FCC with administering the USF. As of March 31, 2014, we had a promissory note issued to USAC in the principal amount of $3.4 million and accrued liabilities for unpaid USF contributions of $4.4 million, which are included in accrued federal fees in the consolidated balance sheet. Approximately $0.8 million of these amounts pertains to periods prior to 2008. In April 2013, we began remitting required contributions on a prospective basis directly to USAC.
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest and penalties thereon, due to our late registration and reporting of revenues. We are required to pay assessments for periods prior to our registration. While we are in discussions with the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We are also in discussions with the FCC to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers. Finally, we are exposed to the potential assessment by the FCC of monetary penalties (or forfeitures) due to our past failure to recognize our obligation as a USF contributor. In lieu of the actual assessment of monetary forfeitures, due to our current voluntary disclosure proceeding with the FCC, we may be asked to make a voluntary contribution to the U.S. Treasury in order to resolve the FCC’s investigation amicably.
Our ongoing obligations to pay federal, state and local telecommunications contributions and taxes may decrease our price advantage over our competitors who have historically paid these contributions and taxes and could also make us less competitive with those competitors who are not subject to, or choose not to comply with, those requirements. In addition, if we are unable to continue to pass some or all of the cost of these contributions and taxes to our clients, our profit margins on the minutes we resell will decrease. Our federal contributions and tax obligations may significantly increase in the future, due to new interpretations by governing authorities, governmental budget pressures, changes in our business model or solutions or other factors. See Note 9 of the notes to our condensed consolidated financial statements.

If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services.
Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, USF contributions and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations.
Among the regulations to which we are subject, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	contributions to the USF which requires that we pay a percentage of our revenues to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding Customer Proprietary Network Information, or CPNI, which prohibit us from using such information without client approval, subject to certain exceptions.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets, accept lower margins or raise the price of our services, any of which could ultimately harm our business and results of operations.
Reform of federal and state USF programs could increase the cost of our service to our clients, diminishing or eliminating our pricing advantage.
The FCC and a number of states are considering reform or other modifications to USF programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. In April 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies like us contribute to the federal USF program. In general, the Further Notice of Proposed Rulemaking is considering questions like: what companies should contribute, how contributions should be assessed, and methods to improve the administration of the system. We cannot predict the outcome of this proceeding nor its impact on our business at this time.
Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our clients to cover this obligation or absorb the costs, which would reduce our profit margins. Furthermore, the FCC has ruled that states can require us to contribute to state USF programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the solution we provide. We currently pass through USF contributions to our clients which may result in our solution becoming less competitive as compared to those provided by our competitors.
Privacy concerns and domestic or foreign laws and regulations may reduce the demand for our solution, increase our costs and harm our business.
Our clients can use our solution to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding their customers and potential customers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our clients may limit the use and adoption of our solution and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause consumers to resist providing the personal data necessary to allow our clients to use our solution effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solution in certain industries or countries.
Domestic and international legislative and regulatory initiatives may harm our clients’ ability to process, handle, store, use and transmit information, including demographic and personally identifiable information or other information treated as confidential, regarding their customers, which could reduce demand for our solution. The European Union and many countries in Europe have particularly stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries.
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of information were to be curtailed in this manner, our solution may be less attractive, which may reduce demand for our solution and harm our business.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline, including due to factors beyond our control.
The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the SaaS industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

•
new entrants into the contact center market, including the transition by providers of legacy on-premise contact center systems to cloud solutions, as well as cable and incumbent telephone companies and other well-capitalized competitors;

•	new products or new sales by us or our competitors;

•	the perceived or real impact of events that harm our direct competitors;

•	developments with respect to patents or proprietary rights;

•	general market conditions; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which could be unrelated to, or outside of, our control.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Given our recent IPO and our limited trading volume, these and other factors may disproportionately impact the trading price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of May 5, 2014, we had 48,241,973 shares of common stock outstanding. This includes the 11,500,000 shares sold in our IPO, which may currently be resold in the public market. Upon the termination of the underwriters’ lockup entered into in connection with our IPO, which is currently scheduled to expire on September 30, 2014, the remaining 36,741,973 shares of our common stock will be eligible for sale, subject in some cases to volume and other restrictions under the Securities Act, as well as our insider trading policy. The underwriters in our IPO may, in their sole discretion and at any time prior to September 30, 2014, release all or any portion of the securities subject to the lock-up.
The holders of an aggregate of 30,631,036 shares of our outstanding common stock as of May 5, 2014 will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to any existing market stand-off and/or lock-up agreements.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We will incur additional compensation costs in the event that we decide to pay our executive officers cash compensation closer to that of executive officers of other public cloud and technology companies, which would increase our general and administrative expense and could harm our profitability. Any future equity awards will also increase our compensation expenses. We also expect that being a public company and compliance with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
As a result of disclosure of information in our public filings, our business and financial condition are and will continue to be more visible, which could be advantageous to our competitors and clients and could result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”
For as long as we continue to be an emerging growth company, we may also take advantage of certain other exemptions from reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decline.
We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of fiscal 2019.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws:

•	provide that our board of directors is classified into three classes of directors;

•	provide that stockholders may remove directors only for cause and only with the approval of holders of at least 66 2⁄3% of our then outstanding capital stock;

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	provide that our stockholders may not take action by written consent, and may only take action at annual or special meetings of our stockholders;

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•	restrict the forum for certain litigation against us to Delaware;

•
do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election);

•
provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•
provide that stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (3) any action asserting a claim arising pursuant to the Delaware General Corporation Law or (4) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We have never paid cash dividends and do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our secured credit agreement prohibits us and our subsidiaries from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. Accordingly, holders of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our directors, executive officers and significant stockholders, who hold approximately 67% of the voting power of our outstanding capital stock, have substantial control over us and could delay or prevent a change in corporate control.
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 67% of our outstanding common stock, on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
From January 1, 2014 through April 4, 2014, (the date of the filing of our registration statement on Form S-8), we issued and sold to employees, consultants and other service providers an aggregate of 607,392 shares of common stock upon the exercise of options under the 2004 Equity Incentive Plan at exercise prices ranging from $0.12 to $10.12 per share, for an aggregate exercise price of approximately $0.7 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.
On February 20, 2014, we issued warrants to purchase 177,865 shares of common stock to accredited investors in connection with entering into a loan and security agreement at an exercise price of $10.12 per share. These issuances did not involve a public offering and were undertaken in reliance upon Section 4(a)(2) of the Securities Act.
Use of Proceeds from Public Offerings of Common Stock
The Registration Statement on Form S-1 (File No. 333-194258) for our initial public offering of our common stock was declared effective by the SEC on April 3, 2014. The Registration Statement on Form S-1 registered an aggregate of 11,500,000 shares of our common stock. On April 9, 2014, we consummated our initial public offering and issued and sold 10,000,000 shares of our common stock at a public offering price of $7.00 per share for an aggregate offering price of $70.0 million. In addition, on April 22, 2014, we consummated the sale of an additional 1,500,000 shares of our common stock to the underwriters of our IPO pursuant to the underwriters’ exercise in full of their option to purchase 1,500,000 shares of our common stock from us at the IPO price of $7.00 per share for an aggregate offering price of $10.5 million. Upon the April 22, 2014 closing, our initial public offering terminated. The offering commenced as of April 3, 2014 and did not terminate before all of the securities registered in the registration statement were sold.
The managing underwriters of our initial public offering were J.P. Morgan Securities LLC, Barclays, and BofA Merrill Lynch. We paid the underwriters of our IPO an underwriting discount totaling $5.6 million. In addition, we incurred fees and expenses of approximately $3.8 million of which approximately $1.6 million had been paid by us prior to the IPO. Thus, the net offering proceeds, after deducting underwriting discounts and commissions and fees and expenses payable by us, were approximately $72.7 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates, other than payments in the ordinary course of business to officers for salaries.
The net offering proceeds from our IPO are being used for working capital. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus (dated April 3, 2014) filed with the SEC on April 4, 2014 pursuant to Rule 424(b)(4).

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Five9, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014 (File No. 001-36383) and incorporated by reference herein).

3.2
Amended and Restated Bylaws of Five9, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014 (File No. 001-36383) and incorporated by reference herein).

4.1
Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 33-194258) and incorporated by reference herein)

4.2*	Joinder to the Eighth Amended and Restated Stockholders' Agreement, dated April 1, 2014.
4.3*	Third Amendment to Eighth Amended and Restated Stockholders’ Agreement, dated April 15, 2014.
4.4
Form of Warrant to purchase shares of common stock issued to Fifth Street Finance Corp. and Fifth Street Mezzanine Partners V, L.P. (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.1+
Form of Indemnification Agreement between Five9, Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.2+*	Amendment to Five9, Inc. Amended and Restated 2004 Equity Incentive Plan, effective March 6, 2014.
10.3+
Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.4+
Five9, Inc. 2014 Employee Stock Purchase Plan (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.5+
Key Employee Severance Benefit Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.6
Second Lease Addendum for Bishop Ranch Building, dated January 23, 2014, between Five9, Inc. and Alexander Properties Company (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.7
Consent and Second Amendment to Loan and Security Agreement, dated as of February 20, 2014, by and between Five9, Inc. and City National Bank (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.8
Loan and Security Agreement, dated as of February 20, 2014, by and among Five9, Inc., Five9 Acquisition LLC, Fifth Street Finance Corp. and Fifth Street Mezzanine Partners V, L.P. as lenders, and Fifth Street Finance Corp. as agent (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document

Exhibit Number	Description
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith.
+ Indicates management contract or compensatory plan.
† In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.

Date:	May 13, 2014	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Officer)

Date:	May 13, 2014	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)