Form 10-Q
period 2014-06-30
Five9, Inc.
filed 2014-08-05
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 28, 2014, there were 48,414,536 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, including the following:

•	our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;

•	if we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed;

•	our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively;

•	the markets in which we participate are highly competitive, and even if we do not compete effectively, our operating results could be harmed;

•
if we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages;

•
if our dollar-based retention rate declines, our revenues and gross margins could decrease, our net loss could increase and we may be required to spend more money to grow our client base to maintain our revenues;

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

•	we have a history of losses and we may be unable to achieve or sustain profitability; and

•	we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$61,577	$17,748
Short-term investments	29,995	—
Accounts receivable, net	7,098	6,970
Prepaid expenses and other current assets	2,779	1,651
Total current assets	101,449	26,369
Property and equipment, net	11,521	11,607
Intangible assets, net	2,809	3,065
Goodwill	11,798	11,798
Other assets	1,350	3,439
Total assets	$128,927	$56,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,373	$4,306
Accrued and other current liabilities	8,152	5,929
Accrued federal fees	4,361	4,206
Sales tax liability	127	98
Revolving line of credit	12,500	—
Notes payable	2,573	1,522
Capital leases	4,742	4,857
Deferred revenue	5,009	4,375
Total current liabilities	40,837	25,293
Revolving line of credit — less current portion	—	12,500
Sales tax liability — less current portion	2,358	5,350
Notes payable — less current portion	24,247	7,095
Capital leases — less current portion	3,355	4,358
Convertible preferred and common stock warrant liabilities	—	3,935
Other long-term liabilities	613	715
Total liabilities	71,410	59,246
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of June 30, 2014; 125,115 shares authorized, 122,216 shares issued and outstanding as of December 31, 2013	—	53,734
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of June 30, 2014; no shares authorized, issued and outstanding as of December 31, 2013	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 48,406 shares issued and outstanding as of June 30, 2014; 200,000 shares authorized, 5,494 shares issued and outstanding as of December 31, 2013	48	5
Additional paid-in capital	165,244	34,089
Accumulated deficit	(107,775)	(90,796)
Total stockholders’ equity (deficit)	57,517	(2,968)
Total liabilities and stockholders’ equity (deficit)	$128,927	$56,278
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$24,685	$20,283	$48,959	$39,398
Cost of revenue	13,469	12,215	26,617	23,896
Gross profit	11,216	8,068	22,342	15,502
Operating expenses:
Research and development	5,554	4,106	10,779	8,260
Sales and marketing	9,674	7,227	18,696	13,374
General and administrative	3,515	4,052	9,686	7,877
Total operating expenses	18,743	15,385	39,161	29,511
Loss from operations	(7,527)	(7,317)	(16,819)	(14,009)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—	(785)	1,745	(555)
Interest expense	(1,092)	(215)	(1,870)	(393)
Interest income and other	(28)	32	4	34
Total other income (expense), net	(1,120)	(968)	(121)	(914)
Loss before provision for income taxes	(8,647)	(8,285)	(16,940)	(14,923)
Provision for income taxes	12	5	39	24
Net loss	$(8,659)	$(8,290)	$(16,979)	$(14,947)
Net loss per share:
Basic and diluted	$(0.18)	$(2.25)	$(0.64)	$(4.14)
Shares used in computing net loss per share:
Basic and diluted	46,898	3,684	26,367	3,610
Comprehensive Loss:
Net loss	$(8,659)	$(8,290)	$(16,979)	$(14,947)
Other comprehensive income (loss)	—	—	—	—
Comprehensive loss	$(8,659)	$(8,290)	$(16,979)	$(14,947)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(16,979)	$(14,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,291	1,839
Provision for doubtful accounts	39	19
Stock-based compensation	2,919	568
Loss on the disposal of property and equipment	—	4
Non-cash interest expense	129	—
Changes in fair value of convertible preferred and common stock warrant liabilities	(1,745)	555
Accretion of discounts on short-term investments	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(126)	(206)
Prepaid expenses and other current assets	(1,070)	(478)
Other assets	(55)	(192)
Accounts payable	(508)	577
Accrued and other current liabilities	1,985	841
Accrued federal fees and sales tax liability	(2,808)	1,210
Deferred revenue	634	213
Other liabilities	(102)	173
Net cash used in operating activities	(14,398)	(9,824)
Cash flows from investing activities:
Purchases of property and equipment	(336)	(125)
Restricted cash	(25)	—
Purchase of short-term investments	(29,993)	—
Proceeds from sale of short-term investments	—	2,490
Net cash provided by (used in) investing activities	(30,354)	2,365
Cash flows from financing activities:
Net proceeds from initial public offering, net of payments for offering costs	71,459	—
Payments for deferred offering costs	—	(306)
Net proceeds from issuance of convertible preferred stock	—	21,794
Proceeds from exercise of common stock options and warrants	705	159
Proceeds from notes payable	19,561	—
Repayments of notes payable	(519)	(322)
Payments of capital leases	(2,625)	(2,085)
Proceeds from revolving line of credit	—	6,000
Repayments on revolving line of credit	—	(6,000)
Net cash provided by financing activities	88,581	19,240
Net increase in cash and cash equivalents	43,829	11,781
Cash and cash equivalents:
Beginning of period	17,748	5,961
End of period	$61,577	$17,742
Non-cash investing and financing activities:
Equipment obtained under capital lease	$2,598	$2,564
Equipment purchased and unpaid at period-end	23	64
Deferred initial public offering costs incurred but unpaid at period-end	—	216
Reclass of deferred initial public offering costs to additional paid-in capital	2,179	—
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	509	—
Vesting of early exercised stock options	57	—
Reclass of warrants liabilities to additional paid-in capital upon initial public offering	2,647	—
Conversion of convertible preferred stock to common stock upon initial public offering	54,244	—
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
Initial Public Offering
On April 9, 2014, the Company consummated its initial public offering ("IPO") and issued and sold 10,000,000 shares of common stock at a public offering price of $7.00 per share, less the underwriters’ discount. In addition, on April 22, 2014, the Company consummated the sale of an additional 1,500,000 shares of common stock to the underwriters of the Company's IPO pursuant to the underwriters’ exercise in full of their option to purchase 1,500,000 shares of common stock from the Company at the IPO price of $7.00 per share, less the underwriters' discount. The Company received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $1.6 million had been paid by us prior to the IPO including $0.8 million paid during the three months ended March 31, 2014. The remaining $2.6 million of the offering expenses was paid in the three months ended June 30, 2014.
On April 3, 2014, a reverse stock split of the Company's then-outstanding common stock at a ratio of 4:1 was effected in connection with the IPO. Prior to such reverse stock split being effected, all outstanding convertible preferred stock elected to convert to common stock on a 1:1 basis. In addition, upon the IPO, the Company’s outstanding convertible preferred stock warrants became warrants to purchase common stock and the Company’s outstanding common stock warrant liabilities became indexed to the Company's common stock and accordingly been reclassified to additional paid-in capital.
In this quarterly report on Form 10-Q, all information related to common stock, warrants to purchase common stock, stock awards and earnings per share has been retroactively adjusted to give effect to the 4:1 reverse stock split, without any change in the par value per share. Fractional shares resulting from the reverse stock split have been rounded down to the closest whole share. Information related to shares of common stock authorized for issuance, convertible preferred stock and warrants to purchase convertible preferred stock has not been retroactively adjusted for the reverse stock split as there was no change in capital structure for these shares.
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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. During the six months ended June 30, 2014, there were no changes to our significant accounting policies.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company's annual and interim reporting periods beginning January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In July 2013, the FASB issued ASU No. 2013-11 on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the guidance prospectively in the quarter ended March 31, 2014, and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

The fair value of assets and liabilities carried at fair value was determined using the following inputs (in thousands):

	June 30, 2014
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$29,995	$29,995

	December 31, 2013
	Total	Level 1	Level 3
Assets
Cash equivalents:
Money market funds	$738	$738	$—
Liabilities
Convertible preferred stock warrant liability	3,935	—	3,935
A reconciliation of the convertible preferred and common stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance as of beginning of period	$2,647	$1,749	$3,935	$1,979
Changes in fair value of convertible preferred stock warrants	—	785	(1,233)	555
Exercise of Series A-2 convertible preferred stock warrants	—	—	(509)	—
Issuance of common stock warrants in connection with debt agreement	—	—	966	—
Changes in fair value of common stock warrants	—	—	(512)	—
Reclassified to additional paid-in capital	(2,647)	—	(2,647)	—
Balance as of end of period	$—	$2,534	$—	$2,534
In connection with the Company's IPO, all outstanding convertible preferred stock converted to common stock. As a result, as of April 3, 2014, liabilities associated with the convertible preferred stock warrants have been reclassified to additional paid-in capital because all of these warrants to purchase convertible preferred stock have become warrants to purchase common stock. Further, all the liability-classified common stock warrants became indexed to the Company's own equity upon the IPO, resulting in reclassification of the liability to additional paid-in capital.

3. Cash, Cash Equivalents and Short-Term Investments
The Company classifies all investments with original maturities of three months or less from date of purchase as cash equivalents and all investments with original maturities of greater than three months from the date of purchase as short-term investments. The Company classifies its investments in marketable securities as available-for-sale at the time of purchase and as a result, classifies such investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. The carrying values of all of the Company’s short-term investments approximate fair value.

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$61,577	$17,010
Money market funds	—	738
Total cash and cash equivalents	$61,577	$17,748
As of June 30, 2014, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury bills	$29,995	$—	$—	$29,995
As of June 30, 2014, the Company's short-term investments will mature in approximately 4 months.
Restricted Cash
As of June 30, 2014 and December 31, 2013, the Company had restricted cash of $0.7 million classified in other assets on the accompanying condensed consolidated balance sheets, which related to a letter of credit issued to the Company’s landlord with respect to its lease obligation for its corporate headquarters in San Ramon, California. As of June 30, 2014 and December 31, 2013, the Company also had $0.1 million of restricted cash classified in other assets on the accompanying condensed consolidated balance sheet under a letter of credit related to an insurance policy.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade accounts receivable	$6,761	$6,430
Unbilled trade accounts receivable, net of advance client deposits	366	582
Allowance for doubtful accounts	(29)	(42)
Accounts receivable, net	$7,098	$6,970
Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer and network equipment	$21,404	$18,851
Computer software	1,603	1,550
Development costs	286	285
Furniture and fixtures	980	792
Leasehold improvements	591	539
Property and equipment	24,864	22,017
Accumulated depreciation and amortization	(13,343)	(10,410)
Property and equipment, net	$11,521	$11,607
Depreciation and amortization expense associated with property and equipment was $1.6 million and $3.0 million for the three and six months ended June 30, 2014, respectively, and $0.9 million and $1.8 million or the three and six months ended June 30, 2013, respectively.

Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	June 30, 2014	December 31, 2013
Gross	$17,739	$15,123
Less: accumulated depreciation and amortization	(8,158)	(5,591)
Total	$9,581	$9,532
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued expenses	$2,885	$2,453
Accrued compensation and benefits	5,267	3,476
Accrued and other current liabilities	$8,152	$5,929

5. Intangible Assets
The components of intangible assets, which were acquired in connection with the Company’s acquisition of Face It, Corp., which we refer to as SoCoCare, a social engagement and mobile customer care solution provider, in October 2013, were as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(248)	$2,212	$2,460	$(72)	$2,388
Customer relationships	520	(73)	447	520	(21)	499
Domain names	50	(7)	43	50	(2)	48
Non-compete agreements	140	(33)	107	140	(10)	130
Total	$3,170	$(361)	$2,809	$3,170	$(105)	$3,065
Amortization expense related to intangible assets was $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2014	$256
2015	512
2016	503
2017	465
2018	442
2019 and beyond	631
Total	$2,809

6. Short-Term and Long-Term Debt
Loan and Security Agreement
In March 2013, the Company entered into a loan and security agreement (“Loan and Security Agreement”) with a lender for a revolving line of credit (the “Credit Facility”) of up to $12.5 million. The Loan and Security Agreement is collateralized by substantially all the assets of the Company. Under the terms of the Credit Facility, the balance outstanding cannot exceed the lesser of (i) $12,500,000 or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s USF obligation (accrued federal fees). The Credit Facility carries a variable annual interest rate of the prime rate plus 1.25% and matures in March 2015. As of June 30, 2014, the full amount available under the Credit Facility of $12.5 million was outstanding and has been disclosed as part of 'Current liabilities' in the condensed consolidated balance sheets.
In connection with the Company’s acquisition of SoCoCare in October 2013, the Company amended its Loan and Security Agreement and borrowed an additional $5.0 million under a term loan (the “Term Loan”) to be used for acquisition-related costs. Monthly interest-only payments are due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. In connection with the Term Loan, the Company issued a warrant to purchase 52,054 shares of its Series D-2 convertible preferred stock at an exercise price of $1.441 per share. The issuance date fair value of this warrant of $0.1 million was recorded as a discount against the debt and is being recognized as additional interest expense over the term of the loan. Upon the effectiveness of the Company’s registration statement filed with the SEC and the effectiveness of the 4:1 reverse stock split on April 3, 2014, this warrant became a warrant to purchase 13,013 shares of common stock at an exercise price of $5.76 per share.
The Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $5.5 million of cash deposited with the lender for the term of the Loan and Security Agreement. The Company was in compliance with these covenants as of June 30, 2014. The Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
In February 2014, the Company entered into a loan and security agreement (the “2014 Loan and Security Agreement”) with a syndicate of two lenders ("Lenders") for a term loan facility of $30.0 million. The Lenders agreed to provide the Company this term loan facility pursuant to the terms of promissory notes issued under this Loan Agreement. The term loan facility is available to the Company in tranches; the first tranche for $20.0 million was advanced upon the closing of the agreement and the remaining $10.0 million is available for drawdown by the Company until February 2015 in tranches in $1.0 million increments. During the month of February 2014, the Company borrowed the first tranche of $20.0 million and incurred $0.4 million in debt issuance costs. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. The term loan is secured by substantially all the assets of the Company and is subordinate to the Loan and Security Agreement. All amounts outstanding under this loan facility have been disclosed as part of 'Notes payable' in the condensed consolidated balance sheet as of June 30, 2014.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable, over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. The exercise price of such warrants was subject to adjustment in the event of issuances of common stock by the Company at a price lower than the exercise price of such warrants any time prior to the date of effectiveness of the Company’s IPO and other corporate actions. Therefore, upon issuance the warrants were classified as a liability to the Company, which has been reclassified to additional paid-in capital upon the Company's IPO at which time these warrants were indexed to the Company's common stock. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. As of June 30, 2014, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million remain unvested.
The fair value of the vested warrants of $1.0 million was recorded as a discount against the debt proceeds and is being recognized as additional interest expense over the term of the loan.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of June 30, 2014 and December 31, 2013, approximately $3.2 million and $3.7 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
As of June 30, 2014 and December 31, 2013, the Company’s outstanding debt is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Notes payable	$28,176	$8,695
Less discount	(1,356)	(78)
Net carrying value of notes payable	26,820	8,617

Notes payable, current portion	2,573	1,522
Notes payable, less current portion	24,247	7,095
Revolving line of credit, current portion	12,500	—
Revolving line of credit, less current portion	—	12,500
Net carrying value of total debt	$39,320	$21,117
Total debt, current portion	15,073	1,522
Total debt, less current portion	24,247	19,595
Maturities of the Company’s outstanding debt as of June 30, 2014 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2014	$1,036
2015	15,680
2016	7,007
2017	4,620
2018	4,000
2019	8,333
Total	$40,676

7. Stockholders’ Equity (Deficit)
Capital Structure
Prior to the IPO (Note 1), the Company had outstanding 75,643,683 shares of Series A-2 convertible preferred stock, 18,565,794 shares of Series B-2 convertible preferred stock, 12,903,226 shares of Series C-2 convertible preferred stock, and 15,269,294 shares of Series D-2 convertible preferred stock. Each share of convertible preferred stock was convertible to one share of common stock upon receipt of the required consent of preferred stockholders or upon conclusion of qualified IPO.
In March 2014, the Company’s board of directors and stockholders adopted an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company's outstanding common stock at a ratio of 4:1. Accordingly, on April 3, 2014, the reverse stock split was effected such that, (i) each 4 shares of the then-outstanding common stock was reduced to one share of common stock; (ii) the number of shares issuable upon exercise of outstanding options and warrants to purchase common stock was proportionately reduced; and (iii) the exercise price of all outstanding warrants or stock options to purchase common stock was proportionately increased.
On April 3, 2014, immediately prior to the effectiveness of the Company’s registration statement filed with the SEC and the reverse stock split being effected, all shares of the Company's outstanding convertible preferred stock converted into common stock on a 1:1 basis. Upon the consummation of the IPO and the 4:1 reverse stock split on April 3, 2014, all then-outstanding convertible preferred stock converted into 30,595,477 shares of common stock.

In connection with the Company's IPO, the Company amended and restated its certificate of incorporation ("Amended and Restated Certificate of Incorporation"), pursuant to which the Company is authorized to issue 450,000,000 shares of common stock and 5,000,000 shares of preferred stock, both with a par value of $0.001 per share. The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State, and became effective on April 8, 2014.
As of June 30, 2014, there were 48,405,953 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.
Common Stock Subject to Repurchase or Forfeiture
In connection with employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013 ("Acquisition Date"), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which is contingent upon continuing employment or services and subject to forfeiture. The forfeiture rights lapse 50% on the first anniversary of the Acquisition Date and an additional 50% on the second anniversary of the Acquisition Date. These shares were valued at $1.0 million, based on the Acquisition Date fair value of the Company’s common stock. This amount is being recorded as stock-based compensation on a straight-line basis over the two-year requisite service period. The 118,577 shares that are subject to forfeiture are included in issued and outstanding shares of common stock as of June 30, 2014. For the three and six months ended June 30, 2014, $0.2 million and $0.4 million, respectively, was included as stock-based compensation expense related to these shares.
In addition, the Company has the right to repurchase, at the original exercise price, unvested common shares issued pursuant to the early exercise of stock options upon termination of service of an employee. The consideration received for an early exercise of an unvested option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The liability is reclassified as equity as the award vests. As of June 30, 2014, a liability of $0.1 million related to 19,550 unvested shares of common stock has been included in 'Accrued and other current liabilities' in the condensed consolidated balance sheets. These exercised but unvested shares were included in issued and outstanding shares of common stock as of June 30, 2014.
Warrants
As of June 30, 2014, the Company had outstanding warrants to purchase 359,596 shares of common stock with a weighted-average exercise price of $5.59 per share, which expire on various dates between November 2016 and February 2024. During the three and six months ended June 30, 2014, 161,979 shares and 203,536 shares of common stock, respectively, were issued as a result of exercises of common stock warrants at an exercise price of $0.652 per share.
Prior to the IPO, the Company had issued Series A-2 and Series D-2 convertible preferred stock warrants and common stock warrants to certain investors and lenders in connection with its debt agreements.
Series A-2 Convertible Preferred Stock Warrants — Prior to the preferred stock conversion and the reverse stock split effected in connection with the Company’s IPO, the Company had outstanding warrants to purchase 1,335,041 shares of Series A-2 convertible preferred stock with an exercise price of $0.163 per share, which expire on various dates between February 2015 and June 2020.
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
Series D-2 Convertible Preferred Stock Warrants — Prior to the preferred stock conversion and the reverse stock split effected in connection with the Company’s IPO, the Company had an outstanding warrant to purchase 52,054 shares of Series D-2 convertible preferred stock with an exercise price of $1.441 per share that expires in October 2023.
Upon the preferred stock conversion and the 4:1 reverse stock split on April 3, 2014, all then-outstanding Series A-2 and Series D-2 convertible preferred stock warrants became warrants to purchase 346,764 shares of common stock. Subsequent to the IPO and through June 30, 2014, warrants to purchase 165,040 shares of common stock, which were formerly warrants to purchase Series A-2 convertible preferred stock, were fully exercised, some of which pursuant to the cashless exercise method. Upon such exercises, the Company issued 161,979 shares of common stock.
Common Stock Warrants - As of June 30, 2014 and December 31, 2013, the Company had outstanding warrants to purchase 7 shares of common stock with an exercise price of $3,800.00 per share, which expire on various dates between November 2016 and August 2017.
In February 2014, in connection with the 2014 Loan and Security Agreement, the Company issued warrants to purchase up to 177,865 shares of common stock, to the extent vested, with an exercise price of $10.12 per share, which expire in February 2024. In February 2014, these warrants were vested with respect to 118,577 shares of common stock.
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
The fair value of the convertible preferred stock warrants and the liability-classified common stock warrants at April 3, 2014 and December 31, 2013 was determined using the Black-Scholes option-pricing model with the following assumptions:

	IPO Date April 3, 2014		December 31, 2013
Fair value of Series A-2 preferred stock	$1.75	(1)	$2.69
Fair value of Series D-2 preferred stock	$1.75	(1)	$2.81
Fair value of common stock	$7.00	(1)	*
Risk-free interest rate	0.13% to 2.73%		0.33% to 2.60%
Expected life	Remaining contractual life		Remaining contractual life
Expected dividends	—		—
Volatility	40% - 50%		45.0%

(1) Fair value of the underlying stock is based on the Company's initial public offering price of $7.00 per share calculated on a pre-reverse split basis for preferred stock and post-reverse split basis for common stock.

* There were no liability-classified common stock warrants at December 31, 2013.
On April 3, 2014, upon the effectiveness of the Company's registration statement filed with the SEC for the IPO, the fair value of the Company’s convertible preferred stock warrants and liability-classified common stock warrants of $2.6 million was reclassified from liability to additional paid-in capital in the condensed consolidated balance sheets. Fair value of these warrants on the date of the re-classification was equal to their carrying value.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding warrants, stock options and restricted stock units were as follows (in thousands):

June 30, 2014
Stock options outstanding	7,145
Restricted stock units outstanding	262
Shares available for future grant under 2014 Plan	5,276
Shares available for future issuance under ESPP	880
Common stock warrants outstanding	360
Total shares of common stock reserved	13,923

Equity Incentive Plans
Prior to the IPO, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”). The 2004 Plan was adopted in June 2004 and most recently amended in March 2014 to increase the total stock options available for issuance to 11,982,832 to eligible employees, non-employee consultants and directors. In March 2014, the Company’s stockholders and board of directors approved an increase in the shares of common stock reserved under the 2004 Plan by 100,000 shares (on a post-reverse stock split basis).
Under the terms of the 2004 Plan, the Company has the ability to grant incentive and nonstatutory stock options. Incentive stock options could only be granted to Company employees. Nonstatutory stock options could be granted to Company employees, directors and consultants. Such options are exercisable at prices, as determined by the board of directors, generally equal to the fair value of the Company’s common stock at the date of grant. Options granted to employees generally vest over a four-year period, with an initial vesting period of 12 months for 25% of the shares, and the remaining 75% of the shares vesting monthly on a ratable basis over the remaining 36 months. Options generally expire ten years after the grant date and are generally exercisable upon vesting. Vested options generally expire 90 days after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement. Any unvested options or expired options are returned to the 2004 Plan.
In March 2014, the Company’s stockholders and the board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance. The 2014 Plan became effective on April 3, 2014. Upon the Company’s IPO, no future grants will be made under the 2004 Plan. All shares reserved under the 2004 Plan became available for grant under the 2014 Plan. Any forfeited or expired shares that would otherwise return to the 2004 Plan after the IPO will instead return to the 2014 Plan.
The 2014 Plan allows the Company to grant stock options, restricted stock units ("RSU"), restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options are granted under the 2014 Plan in general at a price not less than 100% of the fair market value of the common stock on the date of grant and vest over four years. The Company's stock options expire ten years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years.
Stock Options
A summary of the Company’s stock option activities during the six months ended June 30, 2014 is as follows (in thousands, except years and per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	7,633	$3.30
Options granted (weighted average grant date fair value of $5.91 per share)	441	11.02
Options exercised	(655)	1.10
Options forfeited or expired	(274)	3.44
Outstanding as of June 30, 2014	7,145	$3.97	7.17	$28,019
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair market value of the Company’s common stock of $7.20 as of June 30, 2014 for all in-the-money options outstanding. As of June 30, 2014, there was $10.9 million of unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units
The Company commenced granting RSUs to employees upon the effectiveness of the 2014 Plan on April 3, 2014. During the three months ended June 30, 2014, 262,438 RSUs were granted with a weighted-average grant date fair value of $7.19 per share. During the three months ended June 30, 2014, no RSUs vested. As of June 30, 2014, there was $1.4 million of unrecognized compensation cost related to unvested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
In March 2014, the Company’s stockholders and the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), and the shares authorized for issuance thereunder. The ESPP became effective on April 3, 2014.
Except for the initial offering period after the IPO, an offering period under the ESPP is 12 months commencing on May 16 of each year and includes two 6-month purchase periods, with purchases on November 15 and May 15. The initial offering period commenced on April 3, 2014 with two purchases on November 15, 2014 and May 15, 2015. The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of an offering period or the date of purchase. For the initial offering period after the IPO, the purchase price of the shares is 85% of the lower of the Company’s IPO price of $7.00 per share or the market price on the date of purchase.
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
As of June 30, 2014, no purchases have been made under the ESPP. As of June 30, 2014, there was $0.8 million of unrecognized compensation cost related to purchase rights under the ESPP, which is expected to be recognized over a weighted-average period of 0.9 years.
Stock-Based Compensation
Stock-based compensation expenses for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of revenue	$121	$44	$208	$76
Research and development	471	49	821	102
Sales and marketing	368	134	694	239
General and administrative	763	77	1,196	151
Total stock-based compensation	$1,723	$304	$2,919	$568
The Company recognizes stock-based compensation expense that is calculated based upon awards ultimately expected to vest and, thus, stock-based compensation expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
All stock-based compensation for equity awards granted to employees and directors is measured based on the grant date fair value of the award. Prior to the IPO, the Company estimated the fair value of its common stock utilizing periodic contemporaneous valuations prepared by an independent third-party appraiser based upon several factors, including its operating and financial performance, progress and milestones attained in its business, and past sales of convertible preferred stock. Upon the effectiveness of the IPO, the fair value of the Company's common stock is the closing market price of the Company's common stock as of the measurement date.

The Company values RSUs at the fair value of the Company’s common stock on the date of grant.
The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. Expected volatility is based upon the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated by taking the average of the vesting term and the contractual term of the option. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. The weighted-average assumptions used to value stock options and purchase rights under the ESPP granted during the three and six months ended June 30, 2014 and 2013 were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Expected term (years)	6.1	6.1	6.1	6.1
Volatility	56%	60%	56%	60%
Risk-free interest rate	1.9%	1.0%	1.8%	1.1%
Dividend yield	—	—	—	—

ESPP	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Expected term (years)	0.8	*	0.8	*
Volatility	39%	*	39%	*
Risk-free interest rate	0.1%	*	0.1%	*
Dividend yield	—	*	—	*

* The ESPP was effective on April 3, 2014.

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and six months ended June 30, 2014 and 2013, all potential common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(8,659)	$(8,290)	$(16,979)	$(14,947)
Weighted-average shares used in computing basic and diluted net loss per share	46,898	3,684	26,367	3,610
Basic and diluted net loss per share	$(0.18)	$(2.25)	$(0.64)	$(4.14)

The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	June 30, 2014	June 30, 2013
Convertible preferred stock (on an as converted post reverse stock split basis)	—	30,554
Stock options	7,145	6,049
Restricted stock units	262	—
ESPP	474	—
Common stock warrants	360	—
Convertible preferred stock warrants (on an as converted post reverse stock split basis)	—	378
Common stock subject to repurchase or forfeiture	138	—
Total	8,379	36,981

9. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2014 was approximately $12 thousand and $39 thousand, respectively. The provision for income taxes for the three and six months ended June 30, 2013 was approximately $5 thousand and $24 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three and six months ended June 30, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of June 30, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and facilities in the United States, and agreements with third parties to provide colocation hosting and telecommunication usage services. These commitments as of December 31, 2013 are disclosed in the Company’s prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014, and did not change materially during the six months ended June 30, 2014 except for the following agreements entered into in 2014.
In January 2014, the Company modified its corporate office lease to expand its existing space for an additional commitment of $0.6 million over the term of the original lease.
In June 2014, the Company entered into an agreement for colocation hosting services in the U.K. for a term of 36 months commencing in July 2014. This agreement requires the Company to make monthly payments over the service term in exchange for certain guarantees of network availability. The Company's total minimum future payment commitments under this agreement are $0.6 million.

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
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon, due to its late registration and reporting of revenues. The Company will be required to pay assessments for periods prior to the Company’s registration. While the Company is in discussions with the FCC to limit such back assessments to the period 2008 through 2012, it is possible that it will be required to pay back assessments for the period from 2003 through 2007. The Company will also face a regulatory and contractual challenge in seeking recovery or credit for its USF reimbursement payments previously made to its wholesale telecommunications service providers of up to $3.1 million as of June 30, 2014 and December 31, 2013. Finally, the Company is exposed to the potential assessment by the FCC of monetary penalties due to its past failure to recognize its obligation as a USF contributor. The Company believes it may be able to reduce such penalties as a result of the Company’s voluntary self-disclosure.
In July 2013, the Company and USAC agreed to a financing arrangement for the undisputed portion of the unpaid USF contributions and related interest for the periods 2008 through 2012 whereby the Company issued to USAC a promissory note payable in the amount of $4.1 million. The repayment terms of the promissory note payable are disclosed in Note 6. As of June 30, 2014, the balance of the promissory note payable was $3.2 million and included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, the Company had an accrued liability for USF contributions and related interest and penalties of $4.4 million and $4.2 million included in accrued federal fees on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, of which $0.8 million pertains to periods prior to 2008. For the three and six months ended June 30, 2014, the Company incurred expenses related to its USF obligations of $1.1 million and $2.2 million, respectively. For the three and six months ended June 30, 2013, the Company incurred expenses related to its USF obligations of $0.9 million and $1.9 million, respectively. These expenses were recorded as a charge to cost of revenue. No amounts related to the potential recovery or credit of USF contributions paid by the Company to its wholesale telecommunications service providers were recognized in the accompanying condensed consolidated financial statements.
State and Local Taxes and Surcharges
During 2011, the Company conducted an analysis of the taxability of sales of its subscription services. It was determined that the Company’s activities may be asserted by a number of states to create nexus and thus an obligation to collect sales taxes on sales of subscriptions to clients in certain states. Prior to April 2012, the Company did not collect sales taxes related to these sales from its clients. In April 2012, the Company commenced collecting and remitting sales taxes on sales of subscription services in all applicable states. As of June 30, 2014 and December 31, 2013, the Company had an accrued sales tax liability related to its sales of subscriptions of $0.1 million.
During 2013, the Company further analyzed its activities and determined it may be obligated to collect and remit various state and local taxes and surcharges on its usage-based fees. The Company has remitted $0.9 million and $1.0 million of state and local taxes on usage-based fees during the three and six months ended June 30, 2014. As of June 30, 2014 and December 31, 2013, the Company had an accrued sales tax liability for this contingency of $2.4 million and $5.4 million, respectively. In May 2014, the Company received a letter from a state revenue authority which concluded that the Company's services provided to customers in that specific state are not subject to that state's local taxes. As a result, the Company released $2.8 million of sales tax liability, including estimated interest charges, accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for that state as we believe that the probability of loss being incurred is no longer probable. The reversal has been recorded through the general and administrative expense caption in the condensed consolidated statements of operations and comprehensive loss. This release of liability reduced the Company's net loss per basic and diluted share by $0.06 for the three months ended June 30, 2014 and $0.10 for the six months ended June 30, 2014.
For the three and six months ended June 30, 2014, the Company recognized general and administrative expense related to its estimated sales tax liability on usage-based fees of $0.3 million and $0.8 million, respectively, in addition to the aforementioned credit of $2.8 million. For the three and six months ended June 30, 2013, the Company recorded general and administrative expense related to its estimated sales tax liability on usage-based fees of $0.5 million and $1.0 million, respectively. The Company’s estimate of the probable loss incurred under this contingency is based on analysis of the source location of its usage-based fees and the regulations and rules in each state.
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
The Company is currently involved in one lawsuit as a defendant. In April 2012, NobelBiz, Inc., a telecommunication solutions company, brought a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas against the Company seeking a permanent injunction, damages and attorneys' fees. The Company responded to the complaint and preliminary injunction request by asserting non-infringement and invalidity of the patent.
In March 2013, the court granted the Company's motion to transfer the case to the U.S. District Court for the Northern District of California subsequent to which the complainant amended its claim to include another related patent. The Company has responded to this amended claim by continuing to assert non-infringement and invalidity of the patents. During December 2013, the court in California held a status conference and has subsequently scheduled a claim construction hearing regarding the patents to be held on August 22, 2014. No trial date or further schedule is anticipated until after the court in California issues its ruling as to claim construction following the hearing. The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims. Accordingly, the Company has not accrued a loss related to this matter as the Company does not believe that it is probable that a loss will be incurred.
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

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$22,816	$17,884	$45,250	$34,426
International	1,869	2,399	3,709	4,972
Total revenue	$24,685	$20,283	$48,959	$39,398
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	June 30, 2014	December 31, 2013
United States	$10,827	$11,079
International	694	528
Property and equipment, net	$11,521	$11,607

12. Subsequent Event
In July 2014, the Company entered into a capital lease agreement to finance data center and networking equipment and software purchases for a term of 36 months. Total minimum future payment commitments under this agreement are approximately $1.6 million over the lease term.

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
Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating over three billion interactions between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our Virtual Contact Center ("VCC") cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces. Our VCC cloud platform routes each customer interaction to an appropriate agent resource, and delivers relevant customer data to the agent in real-time to optimize the customer experience. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment and can be rapidly deployed and adjusted depending on our client’s requirements.
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we have also focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social marketing, trade shows, industry events and telemarketing. In June 2014, we introduced our Summer Release 2014, the latest version of our cloud contact center software. Our Summer Release 2014 includes new native multichannel applications that support social, mobile, chat and email interactions. The new multichannel capabilities are powered by Five9 Connect, a unique intelligent technology layer that helps contact centers evaluate, prioritize and route requests. Additional major enhancements provide more mobility for supervisors and the enablement of customized monitoring and reporting.
We provide our solution through a SaaS business model that drives recurring and predictable revenue. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer both annual and monthly contracts to our clients, with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees (including bundled plans) are billed monthly in advance, while related usage fees are billed in arrears. For the three and six months ended June 30, 2014, subscription and related usage fees accounted for 97% of our revenue, respectively. For the three and six months ended June 30, 2013, subscription and related usage fees accounted for 97% and 98% of our revenue, respectively. The remainder is comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $24.7 million and $49.0 million for the three and six months ended June 30, 2014, from $20.3 million and $39.4 million for the three and six months ended June 30, 2013, respectively. Revenue growth has primarily been driven by new clients choosing to use our solution and to a lesser extent, existing clients gradually increasing the number of agent seats under subscription. For each of the three and six months ended June 30, 2014 and 2013, no single client accounted for more than 10% of our total revenue. As of June 30, 2014, we had over 2,000 clients across multiple industries, with subscriptions ranging in size from fewer than 10 agent seats to approximately 750 agent seats.
On March 20, 2014, we experienced an extended interruption in service due to an issue with third-party equipment that affected our Santa Clara, California colocation facility. Many of our larger clients utilize our geographic-redundancy option and were successfully switched over to our Atlanta, Georgia colocation facility. However, our clients that remained in our Santa Clara, California colocation facility experienced an extended interruption in service. We refunded a portion of the affected month’s subscription revenue in the form of service credits to certain of these affected clients. The total credits refunded relating to this interruption in service did not have a material impact on our revenue for the three and six months ended June 30, 2014, and it did not impact revenue previously reported for any prior period.
In April 2014, we consummated our initial public offering, or IPO, in which we sold 11,500,000 shares of common stock (inclusive of 1,500,000 shares of common stock from the exercise of the option granted to the underwriters). The public offering price of the shares sold in the IPO was $7.00 per share. We received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $1.6 million had been paid by us prior to the IPO including $0.8 million paid during the three months ended March 31, 2014. The remaining $2.6 million of the offering expenses was paid in the three months ended June 30, 2014.
We have continued to make significant expenditures and investments, including in research and development, sales and marketing and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our client base to include larger opportunities, grow revenue from our existing client base, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In order to pursue these opportunities, we anticipate that we will expand our operations and headcount in the near term. The expected addition of new employees and the investments that we anticipate will be necessary to manage our anticipated growth will make it more difficult for us to generate earnings. As we grow our business, we expect our cost of revenue and operating expenses to increase in future periods. For example, (i) sales and marketing expenses are expected to increase in absolute dollars as we continue to expand our sales and marketing teams, increase our marketing activities and grow our international operations; (ii) research and development expenses are expected to increase in absolute dollars to support the enhancement of our existing solution and development of additional industry-leading contact center features and applications; and (iii) general and administrative expenses are expected to increase in absolute dollars as a result of both our growth and the infrastructure required to be a public company. In order to support future client growth, we also intend to invest in maintaining a high level of client service and support and in our data center infrastructure and services capabilities. Due to our continuing investments to scale our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we will continue to incur significant expenses in the future.
Key Operating and Financial Performance Metrics
In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

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
The following table shows our Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	June 30, 2014	June 30, 2013
Dollar-Based Retention Rate	98%	103%
Our Dollar-Based Retention Rate declined year over year primarily due to our termination of two large clients based on financial difficulties experienced by such clients and their failure to comply with the terms of their contracts and, to a lesser extent, a reduction in usage revenue during the period from one current client due to the competitive pricing environment on international calling. These adverse impacts to our Dollar-Based Retention Rate were offset in part by the positive impact from our other clients.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculated Adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of convertible preferred and common stock warrants, (4) interest expense, (5) interest income and other, (6) provision for income taxes, and (7) a credit recorded in the three months ended June 30, 2014 to release a contingent sales tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 following a favorable ruling from a state revenue authority.

The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(8,659)	$(8,290)	$(16,979)	$(14,947)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,699	881	3,291	1,839
Stock-based compensation (2)	1,723	304	2,919	568
Change in fair value of convertible preferred and common stock warrant liabilities	—	785	(1,745)	555
Interest expense	1,092	215	1,870	393
Interest income and other	28	(32)	(4)	(34)
Provision for income taxes	12	5	39	24
Reversal of contingent sales tax liability (3)	(2,766)	—	(2,766)	—
Adjusted EBITDA	$(6,871)	$(6,132)	$(13,375)	$(11,602)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of revenue	$1,373	$752	$2,575	$1,609
Research and development	50	54	96	98
Sales and marketing	48	14	96	25
General and administrative	228	61	524	107
Total depreciation and amortization	$1,699	$881	$3,291	$1,839
(2) See Note 7 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative. See Note 10 of the notes to the condensed consolidated financial statements.
Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring. This recurring revenue includes fixed subscription fees for the delivery and support of our VCC cloud platform as well as related usage fees. The related usage fees are based on the volume of minutes for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer both annual and monthly contracts for our clients, with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice.
Fixed subscription fees, including plans with bundled usage, are billed monthly in advance, while variable usage fees are billed in arrears. Fixed subscription fees are recognized on a straight-line basis over the applicable term, predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Variable subscription related usage fees for non-bundled plans are billed in arrears based on client specific per minute rate plans and are recognized as actual usage occurs. We generally require advance deposits from clients based on estimated usage. All fees, except usage deposits, are non-refundable.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for employees in sales and marketing, including commissions and bonuses, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We expense the costs of sales commissions associated with the acquisition or renewal of client contracts as incurred in the period the contract is acquired or the renewal occurs. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, although these expenses may fluctuate as a percentage of our revenue from period to period.
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses (including stock-based compensation) for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. Excluding a $2.8 million credit recorded in the second quarter of 2014 following a favorable ruling from a state's revenue authority (see Note 10 of the notes to our condensed consolidated financial statements), we expect that G&A expenses will generally increase in absolute dollars but decline as a percentage of revenue.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our notes payable, capital leases, and revolving line of credit. In October 2013, we borrowed a $5.0 million term loan to acquire SoCoCare. In December 2013, we drew down $12.5 million under our revolving line of credit. In February 2014, we borrowed a $20.0 million term loan under the 2014 Loan and Security Agreement. See Note 6 of the notes to the condensed consolidated financial statements.

Change in Fair Value of Convertible Preferred and Common Stock Warrant Liabilities.  Prior to our IPO, we had outstanding warrants to purchase shares of our convertible preferred stock and common stock which were classified as liabilities. These warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net. In connection with our IPO in April 2014, these liability-classified warrants became equity-classified and accordingly the associated liability was reclassified to additional paid-in capital. After the IPO, we are no longer required to re-measure the fair value of the warrant liability, therefore, beginning with the three months ended June 30, 2014, no further charges or credits related to such warrants have been or will be made to other income (expense), net.
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.
Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	55%	60%	54%	61%
Gross profit	45%	40%	46%	39%
Operating expenses:
Research and development	22%	20%	22%	21%
Sales and marketing	39%	36%	38%	34%
General and administrative	14%	20%	20%	20%
Total operating expenses	75%	76%	80%	75%
Loss from operations	(30)%	(36)%	(34)%	(36)%
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—%	(4)%	3%	(1)%
Interest expense	(5)%	(1)%	(4)%	(1)%
Interest income and other	—%	—%	—%	—%
Total other income (expense), net	(5)%	(5)%	(1)%	(2)%
Loss before provision for income taxes	(35)%	(41)%	(35)%	(38)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(35)%	(41)%	(35)%	(38)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Revenue	$24,685	$20,283	$4,402	22%	$48,959	$39,398	$9,561	24%
Revenue increased by $4.4 million, or 22%, and $9.6 million, or 24%, for the three and six months ended     June 30, 2014 compared to the same periods of 2013, respectively. For the three and six months ended June 30, 2014, approximately $4.5 million, or 101%, and $7.6 million, or 79%, respectively, of the increase was attributable to revenue from new clients acquired since July 1, 2013, which was primarily driven by an increase in sales and marketing activities in the twelve months ended June 30, 2014. For the three months ended June 30, 2014, revenue from existing clients as of June 30, 2013 decreased by approximately $0.1 million as compared to the same period of 2013. For the six months ended June 30, 2014, revenue from existing clients as of June 30, 2013 increased by approximately $2.0 million as compared to the same period of 2013. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$13,469	$12,215	$1,254	10%	$26,617	$23,896	$2,721	11%
% of Revenue	55%	60%			54%	61%
Cost of revenue increased by $1.3 million, or 10%, and $2.7 million, or 11%, for the three and six months ended June 30, 2014 compared to the same periods of 2013, respectively, primarily due to a $0.6 million and a $1.0 million increase in depreciation and related expenses for servers and equipment due to additional investments in technical infrastructure to support current and expected future client growth, a $0.5 million and a $1.1 million increase in personnel costs driven by increased headcount, a $0.3 million and a $0.5 million increase in facility-related costs due to expanded office space and increased headcount, and a $0.1 million and a $0.2 million increase in business travel and related expenses. In addition, during the six months ended June 30, 2014, federal and state telecommunications taxes increased by $0.2 million for additional liability for our clients' usage fees. For the three and six months ended June 30, 2014, these increases were offset in part by a $0.4 million and a $0.6 million decrease, respectively, in telecommunication carrier costs due to improved usage efficiencies. The remainder of the increases were primarily due to our business growth and system implementations.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$11,216	$8,068	$3,148	39%	$22,342	$15,502	$6,840	44%
% of Revenue	45%	40%			46%	39%
For the three and six months ended June 30, 2014, gross margin increased by 5% and 7% compared to the same periods of 2013, respectively. The increases were primarily due to improved usage efficiencies, continued benefit from economies of scale and the elimination of duplicate data centers in 2013.
Operating Expenses
Research and development

	Three Months Ended				Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Research and development	$5,554	$4,106	$1,448	35%	$10,779	$8,260	$2,519	30%
% of Revenue	22%	20%			22%	21%
For the three and six months ended June 30, 2014, research and development expenses increased by $1.4 million, or 35%, and $2.5 million, or 30%, compared to the same periods of 2013, respectively, primarily due to increases in personnel-related costs of $1.0 million and $1.9 million, and stock-based compensation expense of $0.4 million and $0.7 million, respectively. These increases were primarily due to an increase in average employee and related costs as we had more senior level employees during the first half of 2014 as compared with the same period of 2013 as part of our investment in future growth. The increase in stock-based compensation expense was also due to an increase in the fair value of stock options granted to employees resulting from an increase in fair value of our common stock from period to period.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$9,674	$7,227	$2,447	34%	$18,696	$13,374	$5,322	40%
% of Revenue	39%	36%			38%	34%
For the three and six months ended June 30, 2014, sales and marketing expenses increased by $2.4 million, or 34%, and $5.3 million, or 40%, compared to the same periods of 2013, respectively, primarily due to increased personnel costs of $1.1 million and $2.3 million, marketing-related expenses of $0.3 million and $1.0 million, commissions paid to sales personnel of $0.3 million and $0.6 million, stock-based compensation expense of $0.2 million and $0.5 million, business travel and related expenses of $0.2 million and $0.4 million, and facility and office-related costs of $0.2 million and $0.4 million due to expanded office space to support increased headcount. The increase in personnel costs was primarily due to headcount additions. The increases in headcount and other expense categories described above supported our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness. We increased marketing efforts to raise brand awareness and lead generation efforts, which led to increased marketing, travel and related expenses. The increase in commissions was driven by the growth in sales of our solution. Stock-based compensation expense increased partly due to headcount additions and partly due to the increased fair value of stock options granted to employees resulting from an increase in the value of our common stock from period to period.
Sales and marketing expenses increased as a percentage of revenue, primarily as a result of expenses incurred in expanding our marketing organization and continuing to increase our field sales personnel.
General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$3,515	$4,052	$(537)	(13)%	$9,686	$7,877	$1,809	23%
% of Revenue	14%	20%			20%	20%
For the three months ended June 30, 2014, general and administrative expenses decreased by $0.5 million, or 13%, compared to the same period of 2013, respectively, primarily due to a $2.8 million credit recorded in the three months ended June 30, 2014 to release a contingent state tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for a specific state as we believe that the probability of loss being incurred is no longer probable following a favorable ruling from that state's revenue authority (see Note 10 of the notes to our condensed consolidated financial statements) and a $0.1 million decrease in fees for outside professional services as a result of the completion of our IPO in early April 2014. The decreases were offset in part by a $1.2 million increase in personnel costs, a $0.7 million increase in stock-based compensation expense, a $0.2 million increase in depreciation and amortization expense, and a $0.1 million increase in subscription fees to third-party SaaS providers.
For the six months ended June 30, 2014, general and administrative expenses increased by $1.8 million, or 23%, compared to the same period of 2013, primarily due to a $2.3 million increase in personnel costs, a $1.0 million increase in stock-based compensation expense, a $0.4 million increase in depreciation and amortization expense, a $0.4 million increase in subscription fees to third-party SaaS providers, and a $0.3 million increase in fees for outside professional services. These increases were offset in part by the $2.8 million credit recorded in the second quarter of 2014 as discussed above.

The increases in personnel and stock-based compensation costs were primarily due to an increase in headcount, average salary and related costs due to senior-level hires as we built our management team in preparation for future growth. In addition, stock-based compensation expense increased due to the increased fair value of stock options granted to employees resulting from the increase in the value of our common stock. The increases in subscription fees to third-party SaaS providers were due primarily to upgrading subscriptions to existing software and adding subscriptions to new software to support our growth. For the six months ended June 30, 2014, outside professional services fees increased primarily due to audit, legal and consulting costs incurred in the first quarter of 2014 as we prepared to become a public company in the first quarter of 2014.
Excluding the credit of $2.8 million recorded in the second quarter of 2014 as discussed above, general and administrative expenses as a percentage of revenue increased to 25% during the three and six months ended June 30, 2014 from 20% for the same periods of 2013, primarily as a result of the increased headcount to support our growth and operate as a public company.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of convertible preferred and common stock warrant liabilities	$—	$(785)	$785	(100)%	$1,745	$(555)	$2,300	(414)%
Interest expense	(1,092)	(215)	(877)	408%	(1,870)	(393)	(1,477)	376%
Interest income and other	(28)	32	(60)	(188)%	4	34	(30)	(88)%
Total other income (expense), net	$(1,120)	$(968)	$(152)	16%	$(121)	$(914)	$793	(87)%
% of Revenue	(5)%	(5)%			(1)%	(2)%
For the three and six months ended June 30, 2014, interest expense increased by $0.9 million, or 408%, and $1.5 million, or 376%, from the same periods of 2013, respectively, as a result of a higher average balance of outstanding debt (see Note 6 'Short-Term and Long-Term Debt').
For the three and six months ended June 30, 2014, change in fair value of convertible preferred and common stock warrant liability resulted in a $0.8 million and a $2.3 million increase in other income as compared to the same periods of 2013, respectively.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, net proceeds raised from our initial public offering and debt financings. As of June 30, 2014, we had cash and available-for-sale short-term investments totaling $91.6 million.
In April 2014, we consummated our IPO and received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $1.6 million had been paid by us prior to the IPO including $0.8 million paid during the three months ended March 31, 2014. The remaining $2.6 million of the offering expenses was paid in the three months ended June 30, 2014.
In March 2013, we entered into the Loan and Security Agreement with a lender for a revolving line of credit for up to $12.5 million. The revolving line of credit bears monthly interest at a variable annual rate of prime plus 1.25%, and matures in March 2015. Interest is due and payable on the last business day of each month during the term of the loan, and all amounts outstanding under the revolving line of credit are due and payable in March 2015. In December 2013, we drew the full available amount of our revolving line of credit of $12.5 million, all of which remained outstanding as of June 30, 2014. In October 2013, the Loan and Security Agreement was amended to provide for an additional $5.0 million term loan in connection with our acquisition of SoCoCare. Interest-only payments are due on the term loan in equal monthly installments through September 2014, at which point principal and interest payments are due in equal monthly installments through the maturity of the term loan in March 2017. The term loan carries a variable annual interest rate of prime plus 1.50%. The Loan and Security Agreement, as amended, contains certain covenants, including the requirement that we maintain $5.5 million of cash deposited with the lender for the term of the agreement. The Loan and Security Agreement includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default.
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
We believe our existing cash, available-for-sale short-term investments and the amount available for borrowing under our 2014 Loan and Security Agreement will be sufficient to meet our working capital and capital expenditure needs at least through June 30, 2015. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may in the future acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional funds by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could harm our ability to conduct our business.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change
Net cash used in operating activities	$(14,398)	$(9,824)	$(4,574)	47%
Net cash provided by (used in) investing activities	(30,354)	2,365	(32,719)	(1,383)%
Net cash provided by financing activities	88,581	19,240	69,341	360%
Net increase in cash and cash equivalents	$43,829	$11,781	$32,048	272%
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of client payments. For the periods presented, we have continued to increase our investments in personnel and infrastructure faster than our growth in revenue, resulting in an increase in our net losses. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect net uses of cash by operations to continue. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. As of June 30, 2014 and 2013, our days-sales-outstanding were 25 and 24 days, respectively.

During the six months ended June 30, 2014, net cash used in operating activities increased by $4.6 million compared to the same period of 2013 primarily due to a $0.4 million increase in net loss after adjusting for non-cash expenses and a $4.2 million increase in net cash outflows resulting from changes in operating assets and liabilities.
During the six months ended June 30, 2014, cash outflows from changes in operating assets and liabilities included primarily a $2.8 million decrease in accrued federal fees and sales tax liability as a result of releasing a contingent state tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 following a favorable ruling from a state revenue authority (see Note 10 of the notes to our condensed consolidated financial statements), a $1.1 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $0.5 million decrease in accounts payable related to timing of liabilities and payments. Cash inflows from changes in operating assets and liabilities included a $2.0 million increase in accrued and other liabilities primarily for ESPP withholdings for employees which started in April 2014 and additional employee paid-time-off liability due to increases in employee headcount, and a $0.6 million increase in deferred revenue primarily attributable to increased billings.
During the six months ended June 30, 2013, cash outflows from changes in operating assets and liabilities included a $0.5 million increase in prepaid expenses and other current assets related primarily to long-term maintenance contracts and marketing contracts. Cash inflows from changes in operating assets and liabilities included a $1.2 million increase in accrued federal fees and sales tax liability, a $0.8 million increase in accrued and other liabilities primarily for increased legal and consulting fees as we prepared to become a public company and for increased headcount, and a $0.6 million increase in accounts payable primarily related to timing of liabilities and payments.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2014 was primarily for purchase of short-term investments of $30.0 million and purchase of property and equipment of $0.3 million.
Net cash provided by investing activities in the six months ended June 30, 2013 was due to proceeds from the sale of certificates of deposit of $2.5 million, which was offset in part by $0.1 million cash used for purchase of property and equipment.
Cash Flows from Financing Activities
During the six months ended June 30, 2014, cash provided by financing activities of $88.6 million was attributable to proceeds of $71.5 million from the IPO net of $3.4 million of payments for offering costs made in the first two quarters of 2014, net proceeds of $19.6 million from a term loan under our 2014 Loan and Security Agreement, and cash received from stock option and warrants exercises of $0.7 million. These cash inflows were partially offset by $3.1 million in repayments on our capital lease and notes payable obligations.
During the six months ended June 30, 2013, cash provided by financing activities of $19.2 million was primarily attributable to net proceeds of $21.8 million from issuance of convertible preferred stock, proceeds from our revolving line of credit of $6.0 million, and cash received from stock option exercises of $0.2 million, which was offset in part by $6.0 million in repayments on revolving line of credit, $2.4 million in repayments on our capital lease and notes payable obligations, and $0.3 million of payments for deferred offering costs in connection with our IPO.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. Our critical accounting policies are disclosed in our prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. During the six months ended June 30, 2014, our critical accounting policies did not materially change.

Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In July 2013, the FASB issued ASU No. 2013-11 on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. We adopted the guidance prospectively in the quarter ended March 31, 2014, and such adoption did not have a material impact on the Company's condensed consolidated financial statements.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2014 or December 31, 2013.
Contractual Obligations
Our principal contractual obligations consist of obligations under operating leases for office space, research and development, and sales and marketing facilities in the United States, capital leases to finance data centers and other computer and networking equipment, short-term and long-term debt, and agreements with third parties to provide colocation hosting and telecommunication usage services. These contractual obligations as of December 31, 2013 are disclosed in our prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014, and have not changed materially during the six months ended June 30, 2014 except for the following agreements entered into in 2014.
In January 2014, we modified our corporate office lease to expand our existing space for an additional commitment of $0.6 million over the term of the original lease.
In February 2014, we entered into the 2014 Loan and Security Agreement with two lenders in a syndicate for a term loan of up to $30.0 million. At closing, we borrowed $20.0 million of the term loan and incurred $0.4 million in debt issuance costs. The remaining $10.0 million is available to be borrowed until February 2015. The term loan bears interest that is payable monthly during the term of the loan. Monthly principal payments will be due beginning in February 2016 and through February 2019. The term loan is secured by substantially all assets of the Company and is subordinate to our Loan and Security Agreement. See Note 6 of the notes to our condensed consolidated financial statements for a detailed discussion of this loan.
In June 2014, we entered into an agreement for colocation hosting services in the U.K. for a term of 36 months commencing in July 2014. This agreement requires us to make monthly payments over the service term in exchange for certain guaranteed network availability. Our total minimum future payment commitments under this agreement are $0.6 million.
In July 2014, we entered into a capital lease agreement to finance data center and networking equipment and software purchases for a term of 36 months. Our total minimum future payment commitments under this agreement are approximately $1.6 million over the lease term.
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

Interest Rate Sensitivity
As of June 30, 2014, we had cash of $61.6 million and short-term investments of $30.0 million. We hold our cash and short-term investments for working capital purposes. Declines in interest rates would reduce future interest income. For the three and six months ended June 30, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our short-term investments reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments.
As of June 30, 2014, we had a total of $37.5 million outstanding under our variable interest rate debt or financing agreements. See Note 6 of the notes to our condensed consolidated financial statements for a detailed discussion of our indebtedness. For each of the three and six months ended June 30, 2014, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.1 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the Philippines, and Russia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.2 million and $0.4 million on our operating results, respectively.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed, and are effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest and penalties thereon, due to our late registration and reporting of revenues. See Note 10 of the notes to our condensed consolidated financial statements for a discussion of such assessments.
On August 5, 2011, NobelBiz, Inc., or NobelBiz, sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the 122 patent. The 122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’). NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the 122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the 122 patent. The court in California held a status conference on December 9, 2013, and subsequently scheduled a claim construction hearing regarding the patents to be held on August 22, 2014. No trial date or further schedule is anticipated until after the court issues its ruling as to claim construction following the hearing.
The outcome of litigation and regulatory claims cannot be predicted with certainty, may be expensive and cause distraction to our management, even if we are ultimately successful, and could harm our future results of operations, cash flows and financial condition.

ITEM 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report. If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed, and the price of our common stock could decline.

Risks Related to Our Business and Industry
Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock.
Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

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

•	network outages or security breaches, which may result in lost clients, client credits and harm to our reputation;

•	inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;

•	the timing of recognition of revenues;

•	seasonal trends in our clients' businesses;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	increases or decreases in the elements of our solution or pricing changes upon any renewals of client agreements;

•	changes in our pricing policies or those of our competitors;

•	the level of professional services and support we provide to clients;

•	the components of our revenue;

•	the addition or loss of key clients, including through acquisitions or consolidations;

•	general economic, industry and market conditions;

•	the timing of costs and expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	the regulatory environment;

•	the hiring, training and retention of key employees;

•	litigation or other claims against us;

•	our ability to obtain additional financing; and

•	advances and trends in new technologies and industry standards.
If we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new clients, encourage existing clients to renew their subscriptions on terms favorable to us and to add additional agent seats and sell additional functionality to existing clients. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or upsell existing clients based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing clients, attract new clients or grow or maintain our business from existing clients, which could harm our revenue and growth.

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
For the three months ended June 30, 2014, our revenue was $24.7 million, which increased by $4.4 million, or 22%, from $20.3 million for the same period of 2013. For the six months ended June 30, 2014, our revenue was $49.0 million, which increased by $9.6 million, or 24%, from $39.4 million for the same period of 2013. For the years ended December 31, 2013, 2012 and 2011, our revenue was $84.1 million, $63.8 million and $43.2 million, respectively, representing year-over-year growth of 32% and 48%, respectively. We expect that, in the future, as our revenue increases, our revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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
Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We grew from 332 employees as of December 31, 2011, to 442 employees as of December 31, 2012, to 533 employees as of December 31, 2013. As of June 30, 2014, we had 574 employees worldwide. We have also significantly increased the size of our client base to over 2,000 clients. We anticipate that we will continue to significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources. In addition, many of our competitors have stronger name recognition, longer operating histories, established relationships with clients, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
If we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages.
Our success depends in large part upon the capacity, stability and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and may experience such interruptions in the future. For example, on March 20, 2014, we experienced an extended interruption in service due to an issue with third-party equipment that affected our Santa Clara, California colocation facility. This interruption in service did not have a material impact on our revenue for the six months ended June 30, 2014, and it did not impact revenue previously reported for any prior period. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, result in claims for credits or damages, damage our reputation and significantly reduce client demand for our solution and harm our business.
Any future service interruptions could:

•	cause our clients to seek credits or damages for losses incurred;

•	cause existing clients to cancel or elect not to renew their contracts;

•	affect our reputation as a reliable service provider;

•	make it more difficult for us to attract new clients or expand our business with existing clients; or

•	require us to replace existing equipment.
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
If our Dollar-Based Retention Rate declines, our revenues and gross margins could decrease, our net loss could increase and we may be required to spend more money to grow our client base and maintain our revenues.
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
We offer both annual and monthly contracts to our clients, with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate or substantially reduce its agreement with us upon 30 days’ notice. As a result, our Dollar-Based Retention Rate could decrease if clients are not satisfied with our service, competition increases from other contact center providers, we experience system outages, alternative technologies emerge, the U.S. or global economy declines or due to many other factors. Our Dollar-Based Retention Rate could also decrease if clients experience financial difficulties, are terminated due to their financial challenges or non-compliance with their agreements with us or as a result of declines in usage-based fees due to competitive pricing, client industry cycles, client business declines or for other reasons. If our Dollar-Based Retention Rate decreases, we will need to acquire new clients to maintain our existing level of revenues. There can be no assurance that the market for our solution will continue to grow or that we will not lose market share to current or future competitors, either of which would magnify the impact of any decrease in our Dollar-Based Retention Rate. We incur significant costs and expenses, including sales and marketing expenses, to acquire new clients, and those costs and expenses are an important factor in determining our net profitability. Therefore, if we are unsuccessful in maintaining our Dollar-Based Retention Rate or are required to spend significant amounts to acquire new clients, our revenues and gross margins could decrease and our net loss could increase.
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

Furthermore, we may not be able to provide the configuration and integration services that larger organizations typically require. For example, our solution does not currently permit clients to add new data fields and functions or modify our code. If prospective clients require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, they will need to leverage our services or we may lose sales opportunities with larger organizations and our business could suffer.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $8.7 million and $17.0 million in the three and six months ended June 30, 2014, and a net loss of $31.3 million in the year ended December 31, 2013. As of June 30, 2014, we had an accumulated deficit of $107.8 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect our costs and expenses to increase in the future due to anticipated increases in cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses and, therefore, we expect our losses to continue for the foreseeable future as we continue to make significant future expenditures to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. You should not consider our recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services and because our professional services offerings typically have negative margins, any increase in sales of professional services could harm our gross margins and operating results. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts. Selling to smaller clients may involve lower Dollar-Based Retention Rates, smaller contract sizes and greater credit risk and uncertainty. If the mix of organizations that purchase our solution changes, or the mix of solution components purchased by our clients changes, our revenues and gross margins could decrease and our operating results could be harmed.
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
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and continuing and rapid technological advancement. To compete successfully, we must continue to design, develop, manufacture and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients with complex, dynamic and global operations. In June 2014, we introduced the latest version of our cloud contact center software, Summer Release 2014. This release includes new native multichannel applications that support social, mobile, chat and email interactions. The success of this product and other products and enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. Failure in this regard may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we will need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of our solution and increase our research and development expenses. Any failure of our solution to operate effectively with future network platforms and technologies could reduce the demand for our solution, result in client dissatisfaction and harm our business.
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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the west coast (where our corporate headquarters and one of our data centers are located), hurricane or tropical storm in the southeastern United States (where our other data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, all of which could harm our business and operating results.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are performed to enable our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.
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
Our clients may fail to comply with the terms of their agreements, necessitating action by us to collect payment, or may terminate their subscriptions for our solution.
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
Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where software development services are performed. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

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
In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could harm our business. In many countries outside the United States it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or prohibitions on selling our solution, any of which could harm our business.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing cloud software and for senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often emphasize the value of the stock awards they receive in connection with their employment when considering whether to accept or continue employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
Failure to adequately expand our sales force will impede our growth.
We will need to continue to expand and optimize our sales infrastructure in order to grow our client base and our business. We plan to aggressively expand our sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
To date, we have financed our operations, primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, net proceeds from our initial public offering and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of June 30, 2014, we had $20.0 million outstanding under the 2014 Loan and Security Agreement for a term loan of up to $30.0 million, $17.5 million outstanding (comprised of $12.5 million under the revolving line of credit and a $5.0 million term loan) under the Loan and Security Agreement governing our revolving line of credit and term loan and $3.2 million outstanding under a promissory note with the Universal Services Administration Company. The $12.5 million outstanding under our revolving line of credit matures in March 2015. The remaining $10.0 million under the 2014 Loan and Security Agreement is available for borrowing until February 2015, subject to our compliance with the terms of such agreement. See Note 6 of the notes to our condensed consolidated financial statements. Our loan and security agreements are collateralized by substantially all of our assets and contain a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The existing collateral pledged under the loan and security agreements and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

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
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses, having only completed one small acquisition. In October 2013, we acquired SoCoCare, a social engagement and mobile customer care solution provider. In any acquisitions, including SoCoCare, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from our acquisition of SoCoCare or future acquired businesses due to a number of factors, including:

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
If we are unable to further develop and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-

Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2015, provide a management report on our internal control over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year ending December 31, 2015 or the date we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012, or the JOBS Act.
We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For example, two material weaknesses were identified in our internal control over financial reporting in 2010, one of which was remediated in 2011 and the other of which was remediated in 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
For example, we recognize revenue in accordance with Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (“ASU 2009-13”) (formerly known as EITF 08-01). In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The new standard is effective for our annual and interim reporting periods beginning January 1, 2017. All companies that enter into contracts with customers to transfer goods or services will be affected in some way by ASU 2014-09. As a result of future interpretations or applications of existing and new accounting standards, including ASU 2014-09 and ASU 2009-13, the timing of our revenue recognition could change, which would cause fluctuations in our operating results.
In addition, certain factors have in the past and may in the future cause us to defer recognition of revenues. For example, the inclusion in our client contracts of material non-standard terms, such as acceptance criteria, could require the deferral of revenue. To the extent that such contracts become more prevalent in the future our revenue may be harmed.
Because of these factors and other specific requirements under U.S. GAAP for revenue recognition, we must have very precise terms and conditions in our arrangements in order to recognize revenue when we deliver our solution or perform our professional services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.
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
Our success and ability to compete depend in part upon our intellectual property. Our intellectual property portfolio includes twenty registered and seven pending trademarks, seven issued U.S. patents, five pending U.S. patent applications and one registered copyright. Furthermore, we have one pending patent application under the Patent Cooperation Treaty ("PCT"), ten pending patent applications outside the U.S. and limited trademark registrations outside the U.S. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.
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
Based on our ongoing assessment, we are registering for tax and regulatory purposes in states where we determine such regulations apply to our activities and commence collecting and remitting state and local taxes and surcharges on applicable usage-based fees. We have accrued a contingent liability for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 to the notes to our condensed consolidated financial statements.
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
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the federal Universal Service Fund and related funds, or USF, based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that our telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the Federal Communications Commission, or FCC, Enforcement Bureau and have registered with the Universal Service Administrative Company, or USAC, which is charged by the FCC with administering the USF. As of June 30, 2014, we had a promissory note issued to USAC in the principal amount of $3.2 million and accrued liabilities for unpaid USF contributions of $4.4 million, which are included in accrued federal fees in the condensed consolidated balance sheet. Approximately $0.8 million of these amounts pertains to periods prior to 2008. In April 2013, we began remitting required contributions on a prospective basis directly to USAC.
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest and penalties thereon, due to our late registration and reporting of revenues. We are required to pay assessments for periods prior to our registration. While we are in discussions with the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve Five9 from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers. Finally, we are exposed to the potential assessment by the FCC's Enforcement Bureau of monetary penalties (or forfeitures) due to our past failure to recognize our obligation as a USF contributor. In lieu of the actual assessment of monetary forfeitures, due to our current voluntary disclosure proceeding with the FCC, we may be asked to make a voluntary contribution to the U.S. Treasury in order to resolve the FCC’s investigation amicably.

Our ongoing obligations to pay federal, state and local telecommunications contributions and taxes may decrease our price advantage over our competitors who have historically paid these contributions and taxes and could also make us less competitive with those competitors who are not subject to, or choose not to comply with, those requirements. In addition, if we are unable to continue to pass some or all of the cost of these contributions and taxes to our clients, our profit margins on the minutes we resell will decrease. Our federal contributions and tax obligations may significantly increase in the future, due to new interpretations by governing authorities, governmental budget pressures, changes in our business model or solutions or other factors. See Note 10 of the notes to our condensed consolidated financial statements.
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
The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we provide to the public, any changes in these projections or our failure to meet these projections;

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 28, 2014, we had 48,414,536 shares of common stock outstanding. This includes the 11,500,000 shares sold in our IPO, which may currently be resold in the public market. Upon the termination of the underwriters’ lock-up entered into in connection with our IPO, which is currently scheduled to expire on September 30, 2014, the remaining 36,914,536 shares of our common stock will be eligible for sale, subject in some cases to volume and other restrictions under the Securities Act, as well as our insider trading policy. The underwriters in our IPO may, in their sole discretion and at any time prior to September 30, 2014, release all or any portion of the securities subject to the lock-up.
The holders of an aggregate of 30,763,293 shares of our outstanding common stock as of July 28, 2014 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to any existing market stand-off and/or lock-up agreements.
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
We will incur additional compensation costs in the event that we further increase the compensation of our executive officers, which would increase our general and administrative expense and could harm our profitability. Any future equity awards will also increase our compensation expenses. We also expect that being a public company and compliance with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
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
For as long as we continue to be an emerging growth company, we may take advantage of certain other exemptions from reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decline.
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
Our directors, executive officers and significant stockholders, who hold approximately 67% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of July 28, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 67% of our outstanding common stock, on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
From April 1, 2014 through April 4, 2014 (the date of the filing of our registration statement on Form S-8), we issued and sold to employees, consultants and other service providers an aggregate of 31,445 shares of common stock upon the exercise of options under the 2004 Equity Incentive Plan at exercise prices ranging from $0.12 to $4.84 per share, for an aggregate exercise price of approximately $23 thousand. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.
From April 1, 2014 through June 30, 2014, we issued an aggregate of 161,979 shares of common stock upon the exercise of common stock warrants held by certain investors to purchase 165,040 shares of common stock under the cash or cashless exercise method with an exercise price of $0.65 per share in accordance with the terms of the warrants. These issuances did not involve a public offering and were undertaken in reliance upon Section 4(a)(2) of the Securities Act.
Use of Proceeds from Public Offerings of Common Stock
The Registration Statement on Form S-1 (File No. 333-194258) for our initial public offering of our common stock was declared effective by the SEC on April 3, 2014.
We received aggregate proceeds of $74.9 million from our IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $1.6 million had been paid by us prior to the IPO including $0.8 million paid during the three months ended March 31, 2014. The remaining $2.6 million of the offering expenses was paid in the three months ended June 30, 2014.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus (dated April 3, 2014) filed with the SEC on April 4, 2014 pursuant to Rule 424(b)(4). We invested a portion of the IPO proceeds in an investment portfolio with an average 6-month maturity, which currently consist of U.S. Treasury bills and may consist of other U.S. government and agency securities rated AAA, commercial paper and corporate securities rated A1/P1 or better in the future.

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

4.1
Joinder to the Eighth Amended and Restated Stockholders' Agreement, dated April 1, 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

4.2
Third Amendment to Eighth Amended and Restated Stockholders’ Agreement, dated April 15, 2014 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

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

Five9, Inc.

Date:	August 4, 2014	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Officer)

Date:	August 4, 2014	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)