Form 10-Q
period 2014-09-30
Five9, Inc.
filed 2014-11-07
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 31, 2014, there were 48,879,313 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, including the following:

•	our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;

•	if we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed;

•	our recent rapid growth may not be indicative of our future growth, and even if we continue to grow rapidly, we may fail to manage our growth effectively;

•	the markets in which we participate are highly competitive, and even if we do not compete effectively, our operating results could be harmed;

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

•
because a significant percentage of our revenue is derived from existing clients, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,489	$17,748
Short-term investments	29,999	—
Accounts receivable, net	7,725	6,970
Prepaid expenses and other current assets	2,726	1,651
Total current assets	93,939	26,369
Property and equipment, net	12,117	11,607
Intangible assets, net	2,681	3,065
Goodwill	11,798	11,798
Other assets	1,339	3,439
Total assets	$121,874	$56,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,856	$4,306
Accrued and other current liabilities	7,778	5,929
Accrued federal fees	6,430	4,206
Sales tax liability	260	98
Revolving line of credit	12,500	—
Notes payable	3,112	1,522
Capital leases	4,988	4,857
Deferred revenue	4,991	4,375
Total current liabilities	42,915	25,293
Revolving line of credit — less current portion	—	12,500
Sales tax liability — less current portion	2,177	5,350
Notes payable — less current portion	23,526	7,095
Capital leases — less current portion	4,499	4,358
Convertible preferred and common stock warrant liabilities	—	3,935
Other long-term liabilities	607	715
Total liabilities	73,724	59,246
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of September 30, 2014; 125,115 shares authorized, 122,216 shares issued and outstanding as of December 31, 2013	—	53,734
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of September 30, 2014; no shares authorized, issued and outstanding as of December 31, 2013	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 48,473 shares issued and outstanding as of September 30, 2014; 200,000 shares authorized, 5,494 shares issued and outstanding as of December 31, 2013	48	5
Additional paid-in capital	167,311	34,089
Accumulated other comprehensive income	1	—
Accumulated deficit	(119,210)	(90,796)
Total stockholders’ equity (deficit)	48,150	(2,968)
Total liabilities and stockholders’ equity (deficit)	$121,874	$56,278
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$25,869	$21,091	$74,828	$60,489
Cost of revenue	13,504	12,265	40,121	36,161
Gross profit	12,365	8,826	34,707	24,328
Operating expenses:
Research and development	5,503	4,419	16,282	12,679
Sales and marketing	9,296	6,964	27,992	20,338
General and administrative	7,967	4,223	17,653	12,100
Total operating expenses	22,766	15,606	61,927	45,117
Loss from operations	(10,401)	(6,780)	(27,220)	(20,789)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—	(622)	1,745	(1,177)
Interest expense	(1,116)	(273)	(2,986)	(666)
Interest income and other	95	(15)	99	19
Total other income (expense), net	(1,021)	(910)	(1,142)	(1,824)
Loss before provision for income taxes	(11,422)	(7,690)	(28,362)	(22,613)
Provision for income taxes	13	45	52	69
Net loss	$(11,435)	$(7,735)	$(28,414)	$(22,682)
Net loss per share:
Basic and diluted	$(0.24)	$(2.05)	$(0.84)	$(6.19)
Shares used in computing net loss per share:
Basic and diluted	48,310	3,779	33,762	3,667
Comprehensive Loss:
Net loss	$(11,435)	$(7,735)	$(28,414)	$(22,682)
Other comprehensive income:
Change in unrealized gain on short-term investments, net of tax	1	—	1	—
Comprehensive loss	$(11,434)	$(7,735)	$(28,413)	$(22,682)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(28,414)	$(22,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,858	2,902
Provision for doubtful accounts	43	29
Stock-based compensation	4,796	1,026
Loss on the disposal of property and equipment	1	5
Non-cash interest expense	210	—
Changes in fair value of convertible preferred and common stock warrant liabilities	(1,745)	1,177
Accretion of discounts on short-term investments	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(744)	187
Prepaid expenses and other current assets	(981)	(545)
Other assets	(39)	(175)
Accounts payable	(1,018)	(306)
Accrued and other current liabilities	2,558	980
Accrued federal fees and sales tax liability	(787)	1,588
Deferred revenue	666	325
Other liabilities	(158)	67
Net cash used in operating activities	(20,759)	(15,422)
Cash flows from investing activities:
Purchases of property and equipment	(478)	(301)
Restricted cash	(25)	—
Purchase of short-term investments	(29,993)	—
Proceeds from sale of short-term investments	—	2,490
Net cash provided by (used in) investing activities	(30,496)	2,189
Cash flows from financing activities:
Net proceeds from initial public offering, net of payments for offering costs	71,459	—
Payments for deferred offering costs	—	(757)
Net proceeds from issuance of convertible preferred stock	—	21,794
Proceeds from exercise of common stock options and warrants	767	169
Proceeds from notes payable	19,561	—
Repayments of notes payable	(783)	(532)
Payments of capital leases	(4,008)	(3,292)
Proceeds from revolving line of credit	—	6,000
Repayments on revolving line of credit	—	(6,000)
Net cash provided by financing activities	86,996	17,382
Net increase in cash and cash equivalents	35,741	4,149
Cash and cash equivalents:
Beginning of period	17,748	5,961
End of period	$53,489	$10,110
Non-cash investing and financing activities:
Equipment obtained under capital lease	$4,512	$3,597
Equipment purchased and unpaid at period-end	3	17
Deferred initial public offering costs incurred but unpaid at period-end	—	160
Reclass of deferred initial public offering costs to additional paid-in capital	2,179	—
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	509	—
Vesting of early exercised stock options	185	—
Reclass of warrants liabilities to additional paid-in capital upon initial public offering	2,647	—
Conversion of convertible preferred stock to common stock upon initial public offering	54,244	—
Conversion of accrued federal fees to note payable, net	—	3,953
See accompanying notes to the condensed consolidated financial statements.

FIVE9, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud contact center software. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe and Asia, which primarily provide research, development and client support services.
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
Initial Public Offering
On April 9, 2014, the Company consummated its initial public offering (“IPO”) and issued and sold 10,000,000 shares of common stock at a public offering price of $7.00 per share, less the underwriters’ discount. In addition, on April 22, 2014, the Company consummated the sale of an additional 1,500,000 shares of common stock to the underwriters of the Company's IPO pursuant to the underwriters’ exercise in full of their option to purchase 1,500,000 shares of common stock from the Company at the IPO price of $7.00 per share, less the underwriters' discount. The Company received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million had been paid by us prior to 2014 and the remaining $3.4 million had been paid in the first two quarters of 2014.
On April 3, 2014, a reverse stock split of the Company's then-outstanding common stock at a ratio of 4:1 was effected in connection with the IPO. Prior to such reverse stock split being effected, all outstanding convertible preferred stock elected to convert to common stock on a 1:1 basis. In addition, upon the conversion of the convertible preferred stock, the Company’s outstanding convertible preferred stock warrants became warrants to purchase common stock and, upon the IPO, the Company’s outstanding common stock warrant liabilities became indexed to the Company's common stock and accordingly have been reclassified to additional paid-in capital.
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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. During the nine months ended September 30, 2014, there were no changes to our significant accounting policies.
Recent Accounting Pronouncements
On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard will be effective for the Company's annual period ending December 31, 2016 and interim and annual periods thereafter. Early adoption is permitted. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company's annual and interim reporting periods beginning January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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

The fair value of assets and liabilities carried at fair value was determined using the following inputs (in thousands):

	September 30, 2014
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$29,999	$29,999

	December 31, 2013
	Total	Level 1	Level 3
Assets
Cash equivalents:
Money market funds	$738	$738	$—
Liabilities
Convertible preferred stock warrant liability	3,935	—	3,935
A reconciliation of the convertible preferred and common stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance as of beginning of period	$—	$2,534	$3,935	$1,979
Changes in fair value of convertible preferred stock warrants	—	622	(1,233)	1,177
Exercise of Series A-2 convertible preferred stock warrants	—	—	(509)	—
Issuance of common stock warrants in connection with debt agreement	—	—	966	—
Changes in fair value of common stock warrants	—	—	(512)	—
Reclassified to additional paid-in capital	—	—	(2,647)	—
Balance as of end of period	$—	$3,156	$—	$3,156
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

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$53,489	$17,010
Money market funds	—	738
Total cash and cash equivalents	$53,489	$17,748
As of September 30, 2014, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury bills	$29,998	$1	$—	$29,999
As of September 30, 2014, the Company's short-term investments will mature in approximately 1 month.
Restricted Cash
As of September 30, 2014 and December 31, 2013, the Company had restricted cash of $0.7 million classified in other assets on the accompanying condensed consolidated balance sheets, which related to a letter of credit issued to the Company’s landlord with respect to its lease obligation for its corporate headquarters in San Ramon, California. As of September 30, 2014 and December 31, 2013, the Company also had $0.1 million of restricted cash classified in other assets on the accompanying condensed consolidated balance sheet under a letter of credit related to an insurance policy.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts receivable	$7,102	$6,430
Unbilled trade accounts receivable, net of advance client deposits	657	582
Allowance for doubtful accounts	(34)	(42)
Accounts receivable, net	$7,725	$6,970
Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer and network equipment	$22,909	$18,851
Computer software	2,093	1,550
Development costs	285	285
Furniture and fixtures	991	792
Leasehold improvements	611	539
Property and equipment	26,889	22,017
Accumulated depreciation and amortization	(14,772)	(10,410)
Property and equipment, net	$12,117	$11,607
Depreciation and amortization expense associated with property and equipment was $1.5 million and $4.5 million for the three and nine months ended September 30, 2014, respectively, and $1.1 million and $2.9 million for the three and nine months ended September 30, 2013, respectively.

Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	September 30, 2014	December 31, 2013
Gross	$19,649	$15,123
Less: accumulated depreciation and amortization	(9,371)	(5,591)
Total	$10,278	$9,532
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued expenses	$1,989	$2,453
Accrued compensation and benefits	5,789	3,476
Accrued and other current liabilities	$7,778	$5,929

5. Intangible Assets
The components of intangible assets, which were acquired in connection with the Company’s acquisition of Face It, Corp., which we refer to as SoCoCare, a social engagement and mobile customer care solution provider, in October 2013, were as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(335)	$2,125	$2,460	$(72)	$2,388
Customer relationships	520	(99)	421	520	(21)	499
Domain names	50	(10)	40	50	(2)	48
Non-compete agreements	140	(45)	95	140	(10)	130
Total	$3,170	$(489)	$2,681	$3,170	$(105)	$3,065
Amortization expense related to intangible assets was $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2014	$128
2015	512
2016	503
2017	465
2018	442
2019 and beyond	631
Total	$2,681

6. Short-Term and Long-Term Debt
Loan and Security Agreement
In March 2013, the Company entered into a loan and security agreement (“Loan and Security Agreement”) with a lender for a revolving line of credit (the “Credit Facility”) of up to $12.5 million. The Loan and Security Agreement is collateralized by substantially all the assets of the Company. Under the terms of the Credit Facility, the balance outstanding cannot exceed the lesser of (i) $12,500,000 or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s USF obligation (accrued federal fees). The Credit Facility carries a variable annual interest rate of the prime rate plus 1.25% and matures in March 2015. As of September 30, 2014, the full amount available under the Credit Facility of $12.5 million was outstanding and has been presented as part of 'Current liabilities' in the condensed consolidated balance sheets.
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
The Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $5.5 million of cash deposited with the lender for the term of the Loan and Security Agreement. The Company was in compliance with these covenants as of September 30, 2014. The Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
In February 2014, the Company entered into a loan and security agreement (the “2014 Loan and Security Agreement”) with a syndicate of two lenders ("Lenders") for a term loan facility of $30.0 million. The Lenders agreed to provide the Company this term loan facility pursuant to the terms of promissory notes issued under this Loan Agreement. The term loan facility is available to the Company in tranches; the first tranche for $20.0 million was advanced upon the closing of the agreement and the remaining $10.0 million is available for drawdown by the Company until February 2015 in $1.0 million increments. During the month of February 2014, the Company borrowed the first tranche of $20.0 million and incurred $0.4 million in debt issuance costs. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. The term loan is secured by substantially all the assets of the Company and is subordinate to the Loan and Security Agreement. All amounts outstanding under this loan facility have been disclosed as part of 'Notes payable' in the condensed consolidated balance sheet as of September 30, 2014.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable, over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. The exercise price of such warrants was subject to adjustment in the event of issuances of common stock by the Company at a price lower than the exercise price of such warrants any time prior to the date of effectiveness of the Company’s IPO and other corporate actions. Therefore, upon issuance the warrants were classified as a liability to the Company, which has been reclassified to additional paid-in capital upon the Company's IPO at which time these warrants were indexed to the Company's common stock. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. As of September 30, 2014, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million remain unvested.
The fair value of the vested warrants of $1.0 million was recorded as a discount against the debt proceeds and is being recognized as additional interest expense over the term of the loan.

Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of September 30, 2014 and December 31, 2013, approximately $2.9 million and $3.7 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
As of September 30, 2014 and December 31, 2013, the Company’s outstanding debt is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Notes payable	$27,912	$8,695
Less discount	(1,274)	(78)
Net carrying value of notes payable	26,638	8,617

Notes payable, current portion	3,112	1,522
Notes payable, less current portion	23,526	7,095
Revolving line of credit, current portion	12,500	—
Revolving line of credit, less current portion	—	12,500
Net carrying value of total debt	$39,138	$21,117
Total debt, current portion	15,612	1,522
Total debt, less current portion	23,526	19,595
Maturities of the Company’s outstanding debt as of September 30, 2014 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2014	$772
2015	15,680
2016	7,007
2017	4,620
2018	4,000
2019	8,333
Total	$40,412

7. Stockholders’ Equity (Deficit)
Capital Structure
Prior to the IPO (Note 1), the Company had outstanding 75,643,683 shares of Series A-2 convertible preferred stock, 18,565,794 shares of Series B-2 convertible preferred stock, 12,903,226 shares of Series C-2 convertible preferred stock, and 15,269,294 shares of Series D-2 convertible preferred stock. Each share of convertible preferred stock was convertible into one share of common stock upon receipt of the required consent of preferred stockholders or upon consummation of a qualified IPO.
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
As of September 30, 2014, there were 48,472,439 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.
Common Stock Subject to Repurchase or Forfeiture
In connection with employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013 ("Acquisition Date"), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which is contingent upon continuing employment or services and subject to forfeiture. The forfeiture rights for 50% of such shares lapsed during October 2014 and the remaining 50% will lapse on the second anniversary of the Acquisition Date. These shares were valued at $1.0 million, based on the Acquisition Date fair value of the Company’s common stock. This amount is being recorded as stock-based compensation on a straight-line basis over the two-year requisite service period. The 118,577 shares that are subject to forfeiture are included in issued and outstanding shares of common stock as of September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, $0.2 million and $0.6 million, respectively, was included as stock-based compensation expense related to these shares.
In addition, the Company has the right to repurchase, at the original exercise price, unvested common shares issued pursuant to the early exercise of stock options upon termination of service of an employee. The consideration received for an early exercise of an unvested option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The liability is reclassified as equity as the award vests. As of September 30, 2014 and December 31, 2013, a liability of $15 thousand and $0.1 million related to 1,595 and 14,970 unvested shares of common stock, respectively, has been included in 'Accrued and other current liabilities' in the condensed consolidated balance sheets. These exercised but unvested shares were included in issued and outstanding shares of common stock as of September 30, 2014 and December 31, 2013.
Warrants
As of September 30, 2014, the Company had outstanding warrants to purchase 359,596 shares of common stock with a weighted-average exercise price of $5.59 per share, which expire on various dates between November 2016 and February 2024.
Prior to the IPO, the Company had outstanding Series A-2 and Series D-2 convertible preferred stock warrants and common stock warrants that were issued to certain investors and lenders in connection with its debt agreements.
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
Upon the preferred stock conversion and the 4:1 reverse stock split on April 3, 2014, all then-outstanding Series A-2 and Series D-2 convertible preferred stock warrants became warrants to purchase 346,764 shares of common stock. Subsequent to the IPO and through September 30, 2014, warrants to purchase 165,040 shares of common stock, which were formerly warrants to purchase Series A-2 convertible preferred stock, were fully exercised, some of which pursuant to the cashless exercise method. Upon such exercises, the Company issued 161,979 shares of common stock.
Common Stock Warrants - As of December 31, 2013, the Company had outstanding warrants to purchase 7 shares of common stock with an exercise price of $3,800.00 per share, which expire on November 2016 and August 2017.
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

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, warrants, and employee equity incentive plans were as follows (in thousands):

September 30, 2014
Stock options outstanding	6,968
Restricted stock units outstanding	545
Shares available for future grant under 2014 Plan	5,103
Shares available for future issuance under ESPP	880
Common stock warrants outstanding	360
Total shares of common stock reserved	13,856
Equity Incentive Plans
Prior to the IPO, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”). The 2004 Plan was adopted in June 2004 and most recently amended in March 2014 to increase the total shares of common stock reserved for issuance to 11,982,832 to eligible employees, non-employee consultants and directors.
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

Stock Options
A summary of the Company’s stock option activities during the nine months ended September 30, 2014 is as follows (in thousands, except years and per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	7,633	$3.30
Options granted (weighted average grant date fair value of $5.72 per share)	477	10.67
Options exercised	(721)	1.08
Options forfeited or expired	(421)	3.86
Outstanding as of September 30, 2014	6,968	$4.00	6.77	$23,729
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair market value of the Company’s common stock of $6.54 as of September 30, 2014 for all in-the-money options outstanding. As of September 30, 2014, there was $9.9 million of unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Units
The Company commenced granting RSUs to employees upon the effectiveness of the 2014 Plan on April 3, 2014. During the nine months ended September 30, 2014, 545,521 RSUs were granted with a weighted-average grant date fair value of $6.73 per share. As of September 30, 2014, there was $2.5 million of unrecognized compensation cost related to unvested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
In March 2014, the Company’s stockholders and the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), and the shares authorized for issuance thereunder. The ESPP became effective on April 3, 2014.
Under the initial offering program ("Initial Offering Program") approved by the compensation committee of the Company's board of directors ("Compensation Committee"), the initial offering period ("Initial Offering Period") commenced on April 3, 2014 with two purchases on November 15, 2014 and May 15, 2015. For the Initial Offering Period, the purchase price of the shares is 85% of the lower of the Company’s IPO price of $7.00 per share or the market price on the date of purchase. In October 2014, the Compensation Committee approved a new six-month offering period program under which each offering period will consist of one six-month purchase period with purchase date on or about May 15 or November 15 of each year. The first offering period under the New Offering Program ("New Offering Period") will commence on November 16, 2014, which coincides with the first day of the second purchase period of the Initial Offering Period. The Initial Offering Program will continue in accordance with its terms for the Initial Offering Period and will terminate when the second purchase of the Initial Offering Period is made on May 15, 2015. Eligible employees are allowed to either participate in the New Offering Period or stay with the Initial Offering Period, if they have participated, or both. On May 15, 2015, the total shares of common stock a participant is allowed to purchase under both offering periods is 1,500 shares.
The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of an offering period, except for the initial offering period, or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period.
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
As of September 30, 2014, no purchases had been made under the ESPP. As of September 30, 2014, there was $0.5 million of unrecognized compensation cost related to purchase rights under the ESPP, which is expected to be recognized over a weighted-average period of 0.6 years.
Stock-Based Compensation
Stock-based compensation expenses for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of revenue	$158	$51	$366	$127
Research and development	583	136	1,404	238
Sales and marketing	361	182	1,055	421
General and administrative	775	89	1,971	240
Total stock-based compensation	$1,877	$458	$4,796	$1,026
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
The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. Expected volatility is based upon the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated by taking the average of the vesting term and the contractual term of the option. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. The weighted-average assumptions used to value stock options and purchase rights under the ESPP granted during the three and nine months ended September 30, 2014 and 2013 were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected term (years)	6.1	6.1	6.1	6.1
Volatility	55%	60%	56%	60%
Risk-free interest rate	1.8%	1.8%	1.8%	1.3%
Dividend yield	—	—	—	—

ESPP	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected term (years)	#	*	0.8	*
Volatility	#	*	39%	*
Risk-free interest rate	#	*	0.1%	*
Dividend yield	#	*	—	*

# There were no purchase rights granted under the ESPP in the three months ended September 30, 2014.
* The ESPP was effective on April 3, 2014.

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and nine months ended September 30, 2014 and 2013, all potential common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(11,435)	$(7,735)	$(28,414)	$(22,682)
Weighted-average shares used in computing basic and diluted net loss per share	48,310	3,779	33,762	3,667
Basic and diluted net loss per share	$(0.24)	$(2.05)	$(0.84)	$(6.19)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	September 30, 2014	September 30, 2013
Convertible preferred stock (on an as converted post reverse stock split basis)	—	30,554
Stock options	6,968	6,479
Restricted stock units	545	—
ESPP	383	—
Common stock warrants	360	—
Convertible preferred stock warrants (on an as converted post reverse stock split basis)	—	378
Common stock subject to repurchase or forfeiture	120	—
Total	8,376	37,411

9. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2014 was approximately $13 thousand and $0.1 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2013 was approximately $45 thousand and $0.1 million, respectively. The provision for income taxes consisted primarily of foreign income taxes.

For the three and nine months ended September 30, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of September 30, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and facilities in the United States, and agreements with third parties to provide colocation hosting and telecommunication usage services. These commitments as of December 31, 2013 are disclosed in the Company’s prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014, and did not change materially during the nine months ended September 30, 2014 except for the following agreements entered into in 2014.
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
During the nine months ended September 30, 2014, the Company acquired data center and network equipment and software under multiple capital leases. As of September 30, 2014, total minimum future payment commitments under these capital leases were approximately $4.6 million, of which $0.4 million is due in the fourth quarter of 2014, with the remainder due over approximately three years thereafter.
Universal Services Fund Liability
During the third quarter of 2012, the Company determined that based on its business activities, it is classified as a telecommunications service provider for regulatory purposes and it should make direct contributions to the federal Universal Service Fund and related funds ("USF") based on revenues it receives from the resale of interstate and international telecommunications services. Previously, the Company had believed that the telecommunications services were an integral part of an information service that the Company provides via its software and had instead made indirect USF contributions via payments to its wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, the Company has made a voluntary self-disclosure to the Federal Communications Commission (“FCC”) Enforcement Bureau and has registered with the USAC, which is charged by the FCC with administering the USF. The Company has filed exemption certificates with its wholesale telecommunications service providers in order to eliminate its obligation to reimburse such wholesale telecommunications service providers for their USF contributions calculated on services sold to the Company.
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company will be required to pay assessments for periods prior to the Company’s registration. While the Company is in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that it will be required to pay back assessments for the period from 2003 through 2007. The Company will also face a regulatory and contractual challenge in seeking recovery or credit for its USF reimbursement payments previously made to its wholesale telecommunications service providers of up to $3.1 million as of September 30, 2014 and December 31, 2013. In October 2014, the FCC

Enforcement Bureau began to negotiate with the Company a consent decree and a civil penalty to conclude its investigation into the Company's 2008 - 2012 USF contribution and international carrier authorization compliance, which is discussed further in Note 12. In 2013, the Company began remitting required contributions on a prospective basis directly to USAC.
In July 2013, the Company and USAC agreed to a financing arrangement for the undisputed portion of the unpaid USF contributions and related interest for the periods 2008 through 2012 whereby the Company issued to USAC a promissory note payable in the amount of $4.1 million. The repayment terms of the promissory note payable are disclosed in Note 6. As of September 30, 2014, the balance of the promissory note payable was $2.9 million and included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, the Company had an accrued liability for the unpaid USF contributions and related interest and penalties of $4.4 million and $4.2 million included in accrued federal fees on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, of which $0.8 million pertains to periods prior to 2008. For the three and nine months ended September 30, 2014, the Company incurred expenses related to its USF obligations of $1.0 million and $3.0 million, respectively. For the three and nine months ended September 30, 2013, the Company incurred expenses related to its USF obligations of $1.1 million and $3.0 million, respectively. These expenses were recorded as a charge to cost of revenue. For the three and nine months ended September 30, 2014, the Company also recorded interest and penalty expenses of $0.1 million and $0.3 million as a charge to general and administrative, respectively, which were related to its unpaid USF obligations for the periods prior to 2013. In addition, for the three months ended September 30, 2014, the Company accrued a current liability of $2.0 million within accrued federal fees for a potential settlement with the FCC Enforcement Bureau and recorded a corresponding charge to general and administrative expense (see Note 12). During the three and nine months ended September 30, 2014, the Company has remitted to the USAC $1.0 million and $3.1 million, respectively, for its current period USF contributions. No amounts related to the potential recovery or credit of USF contributions paid by the Company to its wholesale telecommunications service providers were recognized in the accompanying condensed consolidated financial statements.
State and Local Taxes and Surcharges
State sales taxes on sales of subscriptions
During 2011, the Company conducted an analysis of the taxability of sales of its subscription services. It was determined that the Company’s activities may be asserted by a number of states to create nexus and thus an obligation to collect sales taxes on sales of subscriptions to clients in certain states. Prior to April 2012, the Company did not collect sales taxes related to these sales from its clients. Accordingly, the Company registered with all applicable states, paid past-due amounts and commenced collecting sales taxes from its clients and remitting such taxes to the applicable state taxing authorities in April 2012.
State and local taxes and surcharges on usage-based fees
During 2013, the Company further analyzed its activities and determined it may be obligated to collect and remit various state and local taxes and surcharges on its usage-based fees. The Company had not remitted state and local taxes on usage-based fees in any of the periods prior to 2014 and therefore accrued a sales tax liability for this contingency. In January 2014, the Company commenced paying such taxes and surcharges to certain state authorities. In June 2014, the Company commenced collecting state and local taxes or surcharges on usage-based fees from its clients on a current basis and remitting such taxes to the applicable state taxing authorities.
As of September 30, 2014 and December 31, 2013, the Company had an accrued state and local sales tax liability for this contingency of $2.2 million and $5.4 million, respectively. During the three and nine months ended September 30, 2014, the Company has remitted $0.2 million and $1.3 million, respectively, for its state and local taxes on usage-based fees related to the periods prior to June 2014. Excluding a credit of $2.8 million recorded in the second quarter of 2014 as discussed below, for the three and nine months ended September 30, 2014, the Company recognized general and administrative expense of $0.1 million and $0.9 million, respectively, related to its estimated sales tax liability on some usage-based fees, which was not being collected from its clients. For the three and nine months ended September 30, 2013, the Company recorded general and administrative expense related to its estimated sales tax liability on usage-based fees of $0.5 million and $1.5 million, respectively.
Reversal of contingent sales tax liability - In May 2014, the Company received a letter from a state revenue authority which concluded that the Company's services provided to customers in that specific state are not subject to that state's local taxes. As a result, the Company released $2.8 million of sales tax liability, including estimated interest charges, accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for that state as we believe that the risk of loss being incurred is no longer probable. The reversal has been recorded through the general and administrative expense caption in the condensed consolidated statements of operations and comprehensive loss. This release of liability reduced the Company's net loss per basic and diluted share by $0.08 for the nine months ended September 30, 2014.
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
In March 2013, the court granted the Company's motion to transfer the case to the U.S. District Court for the Northern District of California subsequent to which the complainant amended its claim to include another related patent. The Company has responded to this amended claim by continuing to assert non-infringement and invalidity of the patents. During December 2013, the court in California held a status conference and subsequently held a claim construction hearing regarding the patents on August 22, 2014. The order regarding claim construction is pending. No trial date or further schedule is anticipated until after the court in California issues its ruling as to claim construction following the hearing. The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims. Accordingly, the Company has not accrued a loss related to this matter as the Company does not believe that it is probable that a loss will be incurred.
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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
United States	$23,879	$19,128	$69,130	$53,554
International	1,990	1,963	5,698	6,935
Total revenue	$25,869	$21,091	$74,828	$60,489
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	September 30, 2014	December 31, 2013
United States	$10,320	$11,079
International	1,797	528
Property and equipment, net	$12,117	$11,607

12. Subsequent Event
In connection with the Company's late registration with the USAC and past failure to recognize its obligation as a USF contributor and as an international carrier (Note 10), in October 2014, the FCC Enforcement Bureau began to negotiate with the Company a consent decree and a civil penalty to conclude its investigation into the Company's 2008 - 2012 USF contribution and international carrier authorization compliance. On October 28, 2014, the FCC Enforcement Bureau and the Company tentatively agreed on a $2.0 million civil penalty and are negotiating on a consent decree to resolve this matter. Principal payments of the civil penalty will likely be due to the U.S. Treasury over 36 months beginning in early 2015 under an installment payment plan to be further negotiated by the Company and the FCC Enforcement Bureau.
Based on the information that became available in October 2014, the Company believes that this probable loss existed and became reasonably estimable as of September 30, 2014. Therefore, the Company recorded general and administrative expense of $2.0 million for this probable loss for the three month period ended September 30, 2014 in the condensed consolidated financial statements and accrued a current liability of $2.0 million within 'Accrued federal fees' in the condensed consolidated balance sheet as of September 30, 2014.

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
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we have also focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social marketing, trade shows, industry events and telemarketing. In June 2014, we introduced our Summer Release 2014 that includes new native multichannel applications that support social, mobile, chat and email interactions. The new multichannel capabilities are powered by Five9 Connect, a unique intelligent technology layer that helps contact centers evaluate, prioritize and route requests. Additional major enhancements provide more mobility for supervisors and the enablement of customized monitoring and reporting.
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer both annual and monthly contracts to our clients, with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees (including bundled plans) are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and nine months ended September 30, 2014, subscription and related usage fees accounted for 97% of our revenue. For the three and nine months ended September 30, 2013, subscription and related usage fees accounted for 98% of our revenue. The remainder is comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $25.9 million and $74.8 million for the three and nine months ended September 30, 2014, from $21.1 million and $60.5 million for the three and nine months ended September 30, 2013, respectively. Revenue growth has primarily been driven by new clients choosing to use our solution and to a lesser extent, existing clients gradually increasing the number of agent seats under subscription. For each of the three and nine months ended September 30, 2014 and 2013, no single client accounted for more than 10% of our total revenue. As of September 30, 2014, we had over 2,000 clients across multiple industries, with subscriptions ranging in size from fewer than 10 agent seats to approximately 900 agent seats.
On March 20, 2014, we experienced an extended interruption in service due to an issue with third-party equipment that affected our Santa Clara, California colocation facility. Many of our larger clients utilize our geographic-redundancy option and were successfully switched over to our Atlanta, Georgia colocation facility. However, our clients that remained in our Santa Clara, California colocation facility experienced an extended interruption in service. We had refunded a portion of the affected month’s subscription revenue in the form of service credits to certain of these affected clients. The total credits refunded relating to this interruption in service did not have a material impact on our revenue for the nine months ended September 30, 2014, and it did not impact revenue for the three months ended September 30, 2014 or revenue previously reported for any period prior to 2014.
In April 2014, we consummated our initial public offering, or IPO, in which we sold 11,500,000 shares of common stock (inclusive of 1,500,000 shares of common stock from the exercise of the option granted to the underwriters). The public offering price of the shares sold in the IPO was $7.00 per share. We received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million had been paid by us prior to 2014 and the remaining $3.4 million had been paid in the first two quarters of 2014.
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
The following table shows our Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	September 30, 2014	September 30, 2013
Dollar-Based Retention Rate	97%	102%
Our Dollar-Based Retention Rate declined year over year primarily due to a reduction in usage revenue during the period from one current client due to the competitive pricing environment on international calling, and our termination of one large client in 2013 based on financial difficulties experienced by this client and its failure to comply with the terms of its contract.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculated Adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of convertible preferred and common stock warrants, (4) interest expense, (5) interest income and other, (6) provision for income taxes, (7) a credit recorded in the three months ended June 30, 2014 to release a contingent sales tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 following a favorable ruling from a state revenue authority, and (8) an FCC settlement charge recorded in the three months ended September 30, 2014.

The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(11,435)	$(7,735)	$(28,414)	$(22,682)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,567	1,063	4,858	2,902
Stock-based compensation (2)	1,877	458	4,796	1,026
Interest expense	1,116	273	2,986	666
Interest income and other	(95)	15	(99)	(19)
Provision for income taxes	13	45	52	69
Change in fair value of convertible preferred and common stock warrant liabilities	—	622	(1,745)	1,177
Reversal of contingent sales tax liability (3)	—	—	(2,766)	—
Accrued FCC charge (4)	2,000	—	2,000	—
Adjusted EBITDA	$(4,957)	$(5,259)	$(18,332)	$(16,861)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of revenue	$1,272	$900	$3,847	$2,509
Research and development	58	57	154	155
Sales and marketing	50	17	146	42
General and administrative	187	89	711	196
Total depreciation and amortization	$1,567	$1,063	$4,858	$2,902
(2) See Note 7 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative. See Note 10 of the notes to the condensed consolidated financial statements.
(4) Included in general and administrative. See Note 12 of the notes to the condensed consolidated financial statements.

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

Fixed subscription fees, including plans with bundled usage, are generally billed monthly in advance, while variable usage fees are billed in arrears. Fixed subscription fees are recognized on a straight-line basis over the applicable term, predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Variable subscription related usage fees for non-bundled plans are billed in arrears based on client specific per minute rate plans and are recognized as actual usage occurs. We generally require advance deposits from clients based on estimated usage. All fees, except usage deposits, are non-refundable.
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
Cost of Revenue
Our cost of revenue consists primarily of fees that we pay to telecommunications providers for usage, personnel costs (including stock-based compensation), costs to build out and maintain colocation data centers, depreciation and related expenses of the servers and equipment, and taxes due to federal and state agencies on usage fees. Personnel costs included as part of cost of revenue include those associated with support of our solution, clients and data center operations, as well as providing professional services. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.
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
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses (including stock-based compensation) for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. Excluding a $2.8 million credit recorded in the second quarter of 2014 following a favorable ruling from a state's revenue authority (see Note 10 of the notes to our condensed consolidated financial statements) and a $2.0 million charge recorded in the third quarter of 2014 due to a potential settlement with the FCC Enforcement Bureau (see Note 12 of the notes to our condensed consolidated financial statements), we expect that general and administrative expenses will generally increase in absolute dollars but decline as a percentage of revenue.

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
Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	52%	58%	54%	60%
Gross profit	48%	42%	46%	40%
Operating expenses:
Research and development	21%	21%	22%	21%
Sales and marketing	36%	33%	37%	33%
General and administrative	31%	20%	23%	20%
Total operating expenses	88%	74%	82%	74%
Loss from operations	(40)%	(32)%	(36)%	(34)%
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—%	(3)%	2%	(2)%
Interest expense	(5)%	(1)%	(4)%	(1)%
Interest income and other	1%	—%	—%	—%
Total other income (expense), net	(4)%	(4)%	(2)%	(3)%
Loss before provision for income taxes	(44)%	(36)%	(38)%	(37)%
Provision for income taxes	—%	1%	—%	—%
Net loss	(44)%	(37)%	(38)%	(37)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Revenue	$25,869	$21,091	$4,778	23%	$74,828	$60,489	$14,339	24%
For the three and nine months ended September 30, 2014, approximately $4.5 million, or 93%, and $9.0 million, or 63%, respectively, of the increase in revenue was attributable to revenue from new clients acquired since October 1, 2013, which was primarily driven by an increase in sales and marketing activities in the twelve months ended September 30, 2014. For the three and nine months ended September 30, 2014, approximately $0.3 million, or 7%, and $5.3 million, or 37%, respectively, of the increase in revenue was attributable to revenue from existing clients as of September 30, 2013. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$13,504	$12,265	$1,239	10%	$40,121	$36,161	$3,960	11%
% of Revenue	52%	58%			54%	60%
The increase in cost of revenue for the three and nine months ended September 30, 2014 compared to the same periods of 2013, respectively, was primarily due to a $0.6 million and a $1.8 million increase in personnel costs driven by increased headcount, a $0.3 million and a $0.8 million increase in facility-related costs due to expanded office space and increased headcount, a $0.3 million and a $1.1 million increase in depreciation expenses for servers and equipment due to additional investments in technical infrastructure to support current and expected future client growth, and a $0.2 million and a $0.3 million increase in business travel and related expenses, respectively. In addition, the increase for the nine months ended September 30, 2014 was also attributable to a $0.3 million increase in amortization of intangible asset related to developed technology that was acquired in connection with our acquisition of SoCoCare in October 2013, and a $0.2 million increase in stock-based compensation expense due to headcount additions, as well as the increased fair value of employee equity awards granted from period to period. These increases for the three and nine months ended September 30, 2014 were offset in part by a $0.2 million and a $0.8 million decrease, respectively, in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies. The remainder of the increases were primarily due to our business growth and system implementations.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$12,365	$8,826	$3,539	40%	$34,707	$24,328	$10,379	43%
% of Revenue	48%	42%			46%	40%
For the three and nine months ended September 30, 2014, the increase in gross margin was primarily due to improved usage efficiencies and continued benefit from economies of scale.

Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Research and development	$5,503	$4,419	$1,084	25%	$16,282	$12,679	$3,603	28%
% of Revenue	21%	21%			22%	21%
The increase in research and development expenses for the three and nine months ended September 30, 2014 compared to the same periods of 2013, was primarily due to a $0.7 million and a $2.6 million increase in personnel-related costs driven by an increase in average employee and related costs as we had more senior level employees during 2014 as compared with 2013 as part of our investment in future growth, and a $0.4 million and a $1.2 million increase in stock-based compensation expense due to an increase in the fair value of employee equity awards granted from period to period, respectively.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$9,296	$6,964	$2,332	33%	$27,992	$20,338	$7,654	38%
% of Revenue	36%	33%			37%	33%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2014 compared to the same periods of 2013, respectively, was primarily due to a $0.9 million and a $3.2 million increase in personnel costs resulting from headcount additions, a $0.5 million and a $1.1 million increase in commissions paid to sales personnel driven by the growth in sales of our solution, a $0.3 million and a $1.3 million increase in marketing-related expenses, a $0.2 million and a $0.6 million increase in business travel and related expenses, a $0.2 million and a $0.6 million increase in facility and office-related costs due to expanded office space to support increased headcount, and a $0.2 million and a $0.6 million increase in stock-based compensation expense due to headcount additions, as well as the increased fair value of employee equity awards granted from period to period. The increases in headcount and other expense categories described above supported our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness. We increased marketing efforts to raise brand awareness and lead generation efforts, which led to increased marketing, travel and related expenses.
Sales and marketing expenses increased as a percentage of revenue, primarily as a result of expenses incurred in expanding our marketing organization and continuing to increase our field sales personnel.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$7,967	$4,223	$3,744	89%	$17,653	$12,100	$5,553	46%
% of Revenue	31%	20%			23%	20%
The increase in general and administrative expenses for the three and nine months ended September 30, 2014 compared to the same periods of 2013, was primarily due to a $2.0 million charge for a potential settlement with the FCC Enforcement Bureau (see Note 12 of the notes to our condensed consolidated financial statements), a $1.2 million and a $3.5 million increase in personnel costs due to headcount additions as we prepared to become a public company, a $0.7 million and a $1.7 million increase in stock-based compensation expense due to headcount additions as well as the increased fair value of employee equity awards granted from period to period, a $0.1 million and $0.5 million increase in depreciation expense primarily for computer equipment and software due to additional headcount and investments in infrastructure in preparation for future growth, a $0.1 million and $0.5 million increase in subscription fees to third-party SaaS providers due primarily to upgrading subscriptions to existing software and adding subscriptions to new software to support our growth, and a $0.2 million and a $0.2 million increase in facility and office-related costs due to expanded office space, respectively. These increases for the three and nine months ended September 30, 2014 compared to the same periods of 2013 were offset in part by a $0.5 million and a $3.2 million decrease, respectively, in contingent state and local taxes and surcharges on usage-based fees because we commenced collecting state and local taxes and surcharges from our clients for applicable states in June 2014 and we recorded a $2.8 million credit in the second quarter of 2014 as a result of a favorable ruling from a specific state's revenue authority (see Note 10 of the notes to our condensed consolidated financial statements).
Excluding the credit of $2.8 million recorded in the second quarter of 2014 and the charge of $2.0 million for the potential FCC settlement recorded in the third quarter of 2014, general and administrative expenses as a percentage of revenue increased to 23% and 25% during the three and nine months ended September 30, 2014 from 20% and 20% for the same periods of 2013, primarily as a result of increased headcount to support our growth and operate as a public company.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of convertible preferred and common stock warrant liabilities	$—	$(622)	$622	(100)%	$1,745	$(1,177)	$2,922	(248)%
Interest expense	(1,116)	(273)	(843)	309%	(2,986)	(666)	(2,320)	348%
Interest income and other	95	(15)	110	(733)%	99	19	80	421%
Total other income (expense), net	$(1,021)	$(910)	$(111)	12%	$(1,142)	$(1,824)	$682	(37)%
% of Revenue	(4)%	(4)%			(2)%	(3)%
For the three and nine months ended September 30, 2014, interest expense increased as a result of a higher average balance of outstanding debt (see "Liquidity and Capital Resources" and Note 6 of the notes to our condensed consolidated financial statements).

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, net proceeds raised from our initial public offering and debt financings. As of September 30, 2014, we had cash and available-for-sale short-term investments totaling $83.5 million.
In April 2014, we consummated our IPO and received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million had been paid by us prior to 2014 and the remaining $3.4 million had been paid in the first two quarters of 2014.
In March 2013, we entered into the Loan and Security Agreement with a lender for a revolving line of credit for up to $12.5 million. In December 2013, we drew the full available amount of our revolving line of credit of $12.5 million, all of which remained outstanding as of September 30, 2014. The revolving line of credit bears monthly interest at a variable annual rate of prime plus 1.25%, and matures in March 2015. Interest is due and payable on the last business day of each month during the term of the loan, and all amounts outstanding under the revolving line of credit are due and payable in March 2015. In October 2013, the Loan and Security Agreement was amended to provide for an additional $5.0 million term loan in connection with our acquisition of SoCoCare. Interest-only payments are due on the term loan in equal monthly installments through September 2014, at which point principal and interest payments are due in equal monthly installments through the maturity of the term loan in March 2017. The term loan carries a variable annual interest rate of prime plus 1.50%. The Loan and Security Agreement, as amended, contains certain covenants, including the requirement that we maintain $5.5 million of cash deposited with the lender for the term of the agreement. The Loan and Security Agreement includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default.
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
We believe our existing cash, available-for-sale short-term investments and the amount available for borrowing under our 2014 Loan and Security Agreement will be sufficient to meet our working capital and capital expenditure needs at least through September 30, 2015. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Net cash used in operating activities	$(20,759)	$(15,422)	$(5,337)	35%
Net cash provided by (used in) investing activities	(30,496)	2,189	(32,685)	(1,493)%
Net cash provided by financing activities	86,996	17,382	69,614	400%
Net increase in cash and cash equivalents	$35,741	$4,149	$31,592	761%
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of client payments. For the periods presented, we have continued to increase our investments in personnel and infrastructure faster than our growth in revenue, resulting in an increase in our net losses. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect net uses of cash by operations to continue. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the three months ended September 30, 2014 and 2013, our days-sales-outstanding were 25 and 20 days, respectively.
During the nine months ended September 30, 2014, net cash used in operating activities increased by $5.3 million compared to the same period of 2013 primarily due to a $2.7 million increase in net loss after adjusting for non-cash expenses and a $2.6 million increase in net cash outflows resulting from changes in operating assets and liabilities.
During the nine months ended September 30, 2014, cash outflows from changes in operating assets and liabilities included primarily a $1.0 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, a $1.0 million decrease in accounts payable related to timing of liabilities and payments, a $0.7 million increase in accounts receivable due to increased sales, and a $0.8 million decrease in accrued federal fees and sales tax liability primarily due to releasing a contingent state tax liability of $2.8 million in the second quarter of 2014 as a result of a favorable ruling from a specific state's revenue authority (see Note 10 of the notes to our condensed consolidated financial statements), which was offset by a $2.0 million accrual for a potential settlement with the FCC Enforcement Bureau (see Note 12 of the notes to our condensed consolidated financial statements). Cash inflows from changes in operating assets and liabilities included a $2.6 million increase in accrued and other liabilities primarily for ESPP withholdings for employees which started in April 2014, personnel costs due to increase in employee headcount and commissions paid to sales personnel driven by the growth in sales of our solution, and a $0.7 million increase in deferred revenue primarily attributable to increased billings.
During the nine months ended September 30, 2013, cash outflows from changes in operating assets and liabilities included a $0.5 million increase in prepaid expenses and other current assets related primarily to long-term maintenance contracts and marketing contracts, and a $0.3 million decrease in accounts payable primarily related to timing of liabilities and payments. Cash inflows from changes in operating assets and liabilities included a $1.6 million increase in accrued federal fees and sales tax liability, a $1.0 million increase in accrued and other liabilities primarily for personnel costs due to increase in employee headcount and commissions paid to sales personnel driven by the growth in sales of our solution, and a $0.3 million increase in deferred revenue primarily attributable to increased billings.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2014 was primarily for purchase of short-term investments of $30.0 million and purchase of property and equipment of $0.5 million.
Net cash provided by investing activities in the nine months ended September 30, 2013 was due to proceeds from the sale of certificates of deposit of $2.5 million, which was offset in part by $0.3 million cash used for purchase of property and equipment.
Cash Flows from Financing Activities
During the nine months ended September 30, 2014, cash provided by financing activities of $87.0 million was attributable to proceeds of $71.5 million from the IPO net of $3.4 million of payments for offering costs made in the first two quarters of 2014, net proceeds of $19.6 million from a term loan under our 2014 Loan and Security Agreement, and cash received from stock option and warrants exercises of $0.8 million. These cash inflows were partially offset by $4.8 million in repayments on our capital lease and notes payable obligations.
During the nine months ended September 30, 2013, cash provided by financing activities of $17.4 million was primarily attributable to net proceeds of $21.8 million from issuance of convertible preferred stock, proceeds from our revolving line of credit of $6.0 million, and cash received from stock option exercises of $0.2 million, which was offset in part by $6.0 million in repayments on revolving line of credit, $3.8 million in repayments on our capital lease and notes payable obligations, and $0.8 million of payments for deferred offering costs in connection with our IPO.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. Our critical accounting policies are disclosed in our prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014. During the nine months ended September 30, 2014, our critical accounting policies did not materially change.
Recent Accounting Pronouncements
On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard will be effective for our annual period ending December 31, 2016 and interim and annual periods thereafter. Early adoption is permitted. We do not expect that the requirement will have an impact on our financial position, results of operations or cash flows.
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
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of September 30, 2014 or December 31, 2013.
Contractual Obligations
Our principal contractual obligations consist of obligations under operating leases for office space, research and development, and sales and marketing facilities in the United States, capital leases to finance data centers and other computer and networking equipment, short-term and long-term debt, and agreements with third parties to provide colocation hosting and telecommunication usage services. These contractual obligations as of December 31, 2013 are disclosed in our prospectus (dated April 3, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 4, 2014, and have not changed materially during the nine months ended September 30, 2014 except for the following agreements entered into in 2014.
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

During the nine months ended September 30, 2014, we purchased data center and network equipment and software under multiple capital leases. As of September 30, 2014, total minimum future payment commitments under these capital leases were approximately $4.6 million, of which $0.4 million is due in the fourth quarter of 2014, with the remainder due over approximately three years thereafter.
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
Interest Rate Sensitivity
As of September 30, 2014, we had cash of $53.5 million and short-term investments of $30.0 million. We hold our cash and short-term investments for working capital purposes. Declines in interest rates would reduce future interest income. For the three and nine months ended September 30, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our short-term investments reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments.
As of September 30, 2014, we had a total of $37.5 million outstanding under our variable interest rate debt or financing agreements. See Note 6 of the notes to our condensed consolidated financial statements for a detailed discussion of our indebtedness. For each of the three and nine months ended September 30, 2014, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.1 million and $0.2 million, respectively.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 30, 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.2 million and $0.7 million on our operating results, respectively.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed, and are effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that the telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the FCC Enforcement Bureau and have registered with USAC, which is charged by the FCC with administering the USF. We have accrued for past due contributions dating back to 2003 and, in April 2013, began remitting required contributions on a current basis directly to USAC. See Note 10 of the notes to our condensed consolidated financial statements for a discussion.
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority and also applied for, and received, special temporary authority ("STA") to continue to provide international telecommunications services while our international carrier application remains pending before the FCC. Our STA has since been renewed on two occasions and may be renewed again before the international authorization is granted.
In October 2014, the FCC Enforcement Bureau began to negotiate with us a consent decree and a civil penalty to conclude its investigation into our 2008 - 2012 USF contribution and international carrier authorization compliance. The amount of the civil penalty has been tentatively set at $2.0 million. The terms of the consent decree are likely to be negotiated during the next several months and adopted in early 2015. The consent decree is likely to require the Company to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. See Note 12 of the notes to our condensed consolidated financial statements for a discussion.
On August 5, 2011, NobelBiz, Inc., or NobelBiz, sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’). NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. The court in California held a status conference on December 9, 2013, and subsequently held a claim construction hearing regarding the patents on August 22, 2014. The order regarding claim construction is pending. No trial date or further schedule is anticipated until after the court issues its ruling as to claim construction following the hearing.

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

•	network outages or security breaches, which may result in lost clients, client credits and harm to our reputation;

•	seasonal trends in our clients' businesses;

•	inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;

•	the timing of recognition of revenues;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	increases or decreases in the elements of our solution or pricing changes upon any renewals of client agreements;

•	changes in our pricing policies or those of our competitors;

•	the level of professional services and support we provide our clients;

•	the components of our revenue;

•	the addition or loss of key clients, including through acquisitions or consolidations;

•	general economic, industry and market conditions;

•	the timing of costs and expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	the regulatory environment;

•	the hiring, training and retention of key employees;

•	litigation or other claims against us;

•	our ability to obtain additional financing; and

•	advances and trends in new technologies and industry standards.
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
For the three months ended September 30, 2014, our revenue was $25.9 million, which increased by $4.8 million, or 23%, from $21.1 million for the same period of 2013. For the nine months ended September 30, 2014, our revenue was $74.8 million, which increased by $14.3 million, or 24%, from $60.5 million for the same period of 2013. For the years ended December 31, 2013, 2012 and 2011, our revenue was $84.1 million, $63.8 million and $43.2 million, respectively, representing year-over-year growth of 32% and 48%, respectively. We expect that, in the future, as our revenue increases, our revenue growth rate may continue to decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•	compete with other vendors of cloud-based enterprise contact center systems to capture market share from providers of legacy on-premise contact center systems as contact center systems are refreshed;

•	increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	introduce our solution to new markets outside of the United States and increase global awareness of our brand;

•	strengthen and improve our solution through significant investments in research and development; and

•	selectively pursue acquisitions.
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
Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We grew from 332 employees as of December 31, 2011, to 442 employees as of December 31, 2012, to 533 employees as of December 31, 2013. As of September 30, 2014, we had 586 employees worldwide. We have also significantly increased the size of our client base to over 2,000 clients. We anticipate that we will continue to significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
Our success depends in large part upon the capacity, stability and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and may experience such interruptions in the future. For example, on March 20, 2014, we experienced an extended interruption in service due to an issue with third-party equipment that affected our Santa Clara, California colocation facility. This interruption in service did not have a material impact on our revenue for the nine months ended September 30, 2014, and it did not impact revenue previously reported for any period prior to 2014. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, result in claims for credits or damages, damage our reputation and significantly reduce client demand for our solution and harm our business.
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
Because a significant percentage of our revenue is derived from existing clients, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, a significant percentage of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could harm our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. For example, many of our clients initially deploy our solution to support only a portion of their contact center agents. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations as these clients increase the number of agent seats and the number of applications utilized with our solution over time as they experience the benefits of our cloud solution.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $11.4 million and $28.4 million in the three and nine months ended September 30, 2014, and a net loss of $31.3 million in the year ended December 31, 2013. As of September 30, 2014, we had an accumulated deficit of $119.2 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect our costs and expenses to increase in the future due to anticipated increases in cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses and, therefore, we expect our losses to continue for the foreseeable future as we continue to make significant future expenditures to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. You should not consider our recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
We host our solution at data centers located in Santa Clara, California and Atlanta, Georgia. We are also establishing a data center in Slough, England, which is expected to begin operations in the fourth quarter of 2014. Any failure or downtime in one of our data center facilities in the U.S. could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
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
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue levels, and plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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
In order to remain competitive, we must continue to develop new solution offerings and enhancements to our existing cloud contact center software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to certain constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors expend considerably greater amounts on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are performed to enable our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.
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
Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where software development services are performed. In connection with our new data center being built in the U.K., we also commenced operations in the U.K. to maintain and support the data center and to provide service and support to clients in certain countries of the European Union. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

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
We have a substantial amount of debt. As of September 30, 2014, we had $20.0 million outstanding under the 2014 Loan and Security Agreement for a term loan of up to $30.0 million, $17.5 million outstanding (comprised of $12.5 million under the revolving line of credit and a $5.0 million term loan) under the Loan and Security Agreement governing our revolving line of credit and term loan and $2.9 million outstanding under a promissory note with the Universal Services Administration Company. The $12.5 million outstanding under our revolving line of credit matures in March 2015. The remaining $10.0 million under the 2014 Loan and Security Agreement is available for borrowing until February 2015, subject to our compliance with the terms of such agreement. See Note 6 of the notes to our condensed consolidated financial statements. Our loan and security agreements are collateralized by substantially all of our assets and contain a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The existing collateral pledged under the loan and security agreements and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
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
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target.
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
Because of these factors and other specific requirements under U.S. GAAP for revenue recognition, we must have precise terms and conditions in our arrangements in order to recognize revenue when we deliver our solution or perform our professional services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.
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
Our success and ability to compete depend in part upon our intellectual property. Our intellectual property portfolio includes twenty-five registered and two pending trademarks, seven issued U.S. patents, five pending U.S. patent applications and one registered copyright. Furthermore, we have one pending patent application under the Patent Cooperation Treaty ("PCT"), ten pending patent applications outside the U.S. and limited trademark registrations outside the U.S. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.

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
During 2011, we analyzed our activities and determined that we were obligated to collect sales taxes on sales of our subscriptions in certain states. Accordingly, we registered with those states and in 2012 commenced paying past-due amounts and collecting sales taxes from our clients and remitting such taxes to the applicable state taxing authorities. During 2013, we analyzed our activities and determined that we may be obligated to collect and remit sales, excise and utility user taxes, as well as surcharges as a communications service provider, and pay gross receipts taxes, on our usage-based fees in certain states and municipalities. We have neither collected nor remitted state and local taxes or surcharges on usage-based fees in any of the periods prior to 2014.
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
We are subject to assessments for unpaid Universal Service Fund contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier.
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that our telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the FCC Enforcement Bureau and have registered with the USAC which is charged by the FCC with administering the USF. As of September 30, 2014, we had a promissory note issued to USAC in the principal amount of $2.9 million and accrued liabilities for unpaid USF contributions of $4.4 million, which are included in accrued federal fees in the condensed consolidated balance sheet. Approximately $0.8 million of these amounts pertains to periods prior to 2008. In April 2013, we began remitting required contributions on a prospective basis directly to USAC.
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. While we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve Five9 from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority and also applied for, and received, special temporary authority ("STA") to continue to provide international telecommunications services while our international carrier application remains pending before the FCC. Our STA has since been renewed on two occasions and may be renewed again before the international authorization is granted.
Finally, in October 2014, the FCC Enforcement Bureau began to negotiate with the Company a consent decree and a voluntary civil penalty, the amount of which has been tentatively set at $2.0 million, to conclude its investigation into our 2008 - 2012 USF contribution and international carrier authorization compliance. See Note 12 of the notes to our condensed consolidated financial statements.
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
If securities or industry analysts discontinue publishing research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Upon the expiration of the underwriters’ lock-up period instituted for our initial public offering on September 30, 2014, 36,972,439 shares of our common stock became eligible for sale, subject in some cases to volume and other restrictions under the Securities Act, as well as our insider trading policy.
As of October 31, 2014, the holders of an aggregate of 24,455,809 shares of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to any existing market stand-off and/or lock-up agreements.

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
Our directors, executive officers and significant stockholders, who hold approximately 54% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of October 31, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 54% of our outstanding common stock, on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended September 30, 2014.
Use of Proceeds from Public Offerings of Common Stock
The Registration Statement on Form S-1 (File No. 333-194258) for our initial public offering of our common stock was declared effective by the SEC on April 3, 2014.
We received aggregate proceeds of $74.9 million from our IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million had been paid by us prior to 2014 and the remaining $3.4 million had been paid in the first two quarters of 2014.
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

31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.

Date:	November 6, 2014	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Officer)

Date:	November 6, 2014	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)