Form 10-K
period 2014-12-31
Five9, Inc.
filed 2015-03-10
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36383

Five9, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94- 3394123
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Bishop Ranch 8
4000 Executive Parkway, Suite 400
San Ramon, CA 94583
(Address of Principal Executive Offices) (Zip Code)
(925) 201-2000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes: ☐   No: ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes: ☐   No: ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒   No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes: ☒   No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant's common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Select Market on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $116.2 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2015, there were 49,459,166 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

FIVE9, INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of our senior management with respect to future events and our financial performance. These forward-looking statements include statements with respect to our business, expenses, strategies, losses, growth plans, product and customer initiatives, market growth projections, and our industry. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
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

•
if our existing clients terminate their subscriptions or reduce their subscriptions and related usage, our revenues and gross margins will be harmed and we will be required to spend more money to grow our client base;

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

•	we have a history of losses and we may be unable to achieve or sustain profitability;

•	we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs; and

•	failure to comply with laws and regulations could harm our business and our reputation.
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

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of cloud software for contact centers. Since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, highly scalable and secure Virtual Contact Center, or VCC, cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market, facilitating over three billion interactions between our more than 2,000 clients and their customers per year. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant barrier to entry.
Based on our current product offering and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $22 billion annually worldwide. Gartner estimates that there were 14.5 million contact center agents worldwide in 2012 and forecasts that cloud penetration of the contact center market in North America will more than double from 5% of total contact center agents in 2012 to 13% in 2016. We believe adoption of cloud contact center software solutions is increasing rapidly as a result of several distinct trends. The increasing adoption of cloud computing, especially within customer relationship management, or CRM, is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their contact center systems every 8-10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise.
Cloud contact center software solutions are replacing legacy on-premise contact center systems. On-premise systems require large up-front investments, long deployment cycles and are burdensome to maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. This creates substantial challenges for clients with on-premise contact center systems to implement new features or upgrades, or to integrate with adjacent cloud solutions.
Our solution, which is comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interface. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Our solution ensures our clients always have the latest version of our software. Delivered on-demand, our solution enables our clients to quickly deploy agent seats in any geographic location with only a computer, headset and broadband internet connection, and rapidly adjust the number of contact center agent seats in response to changing business requirements. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and is maintained by us in the cloud.
Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We have developed a proven, high velocity, metrics-driven sales and marketing strategy, which is designed to effectively identify, qualify and close sales opportunities. To complement this go-to-market strategy, we have developed a large ecosystem of technology and system integrator partners to help increase awareness of our solution in the market and drive incremental sales opportunities with new and existing clients.
We provide our solution through a SaaS business model with recurring subscriptions based primarily on the number of agent seats and minutes of usage of solution, as well as the specific functionalities and applications our clients deploy. Our recurring revenue model combined with our Dollar-Based Retention Rate, which was 96% as of December 31, 2014, have enhanced our ability to forecast our financial performance and plan future investments.

For a description of how our Dollar-Based Retention Rate is calculated, please refer to ITEM 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.
We have achieved significant growth in recent periods. For the years ended December 31, 2014, 2013 and 2012, our revenues were $103.1 million, $84.1 million and $63.8 million, respectively, representing year-over-year growth of 23% and 32%, respectively. We incurred net losses of $37.8 million, $31.3 million, and $19.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, as a result of increased investment in our growth.
The Company operates in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 12 to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “Item 1A: Risk Factors.”
Industry Overview
Contact centers must evolve in today’s rapidly changing technology environment
Contact centers are vital hubs of interaction between organizations and their customers and are mission critical to the successful execution of customer service, sales and marketing strategies. Both consumer and enterprise technology trends are driving an evolution in contact center strategies. Today, customers increasingly expect seamless communications across multiple channels, including voice, chat, email, web, social media and mobile, thereby increasing the number of touch points between organizations and their customers. Along with these additional channels, customers expect personalized interactions to enhance overall customer service. Delivering customer interactions to an appropriate agent resource while delivering relevant customer data to the agent in real-time is crucial in providing effective customer service.
As the needs of organizations and their customers have become more sophisticated, so have the demands for contact centers. Striving for greater efficiency in meeting demand, the use of remote agents and geographically dispersed contact centers has proliferated. To increase capacity and undertake upgrades, on-premise contact centers must unify geographically dispersed agents and hardware, which requires building out teams and facilities to forecasted future capacity and is a long-term undertaking. In order to meet these changing demands, contact centers must upgrade their existing on-premise contact center systems or migrate their contact center operations to the cloud.
Legacy on-premise contact center systems are inefficient
The majority of contact center operations today rely on legacy on-premise contact center systems that include business workflows, as well as hardware and software architectures designed more than a decade ago. Legacy on-premise contact center systems are typically developed for location-specific deployments and are often costly, inflexible, complex and require significant duplication of effort and integration across multiple sites. Key shortcomings of these legacy systems include:

•
Long and complex implementation and upgrade cycles. Implementation of legacy on-premise contact center systems requires long deployment timelines and complex integrations with other enterprise systems. Once these systems have been deployed, integrated and customized, upgrades and modifications can be extremely challenging. Due to these customized solutions and complex integrations, clients will often forego or postpone upgrades for fear of disabling key functionality. If they do choose to upgrade, clients are often required to rebuild integrations in order to retain full functionality, which frequently results in significant expenditures of time, resources and capital.

•
Inflexible resource deployment. As organizations expand globally, they require the ability to easily manage remote agents and quickly adjust agent seats to accommodate peak call volumes. Most legacy on-premise contact center systems do not provide these capabilities and, as a result, their clients are typically unable to quickly scale their contact center operations in response to changing business needs. This often results in costly over-building of additional capacity to accommodate peak volumes.

•
Duplicative technology stacks across multiple sites. Organizations must integrate multiple contact center sites to drive efficiency and create a unified customer view. Organizations running on-premise systems often find themselves with dissimilar systems at each site resulting in non-integrated and inefficient siloes of technology. Moreover, technology at each site is in a constant state of change over time. The initial and ongoing integration of these contact center sites for such organizations requires significant ongoing investment.

Our Opportunity
Based on our current product offerings and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $22 billion annually worldwide. Gartner estimates that there were 14.5 million contact center agents worldwide in 2012 and forecasts that the cloud penetration of the contact center market in North America will more than double from 5% of total contact center agents in 2012 to 13% in 2016. We believe the market for contact center solutions is undergoing a significant shift to the cloud driven primarily by:

•	Adoption of cloud CRM solutions

•	Sophistication of cloud contact center software solutions

•	Technology refresh of on-premise contact center systems

•	Simplicity of the cloud vs. complexity of legacy on-premise
Adoption of cloud CRM solutions has grown as organizations seek to enhance their sales strategies, increase business agility and reduce costs. CRM solutions typically integrate deeply with contact center solutions to provide agents with real-time access to customer information. The shift to cloud CRM and ease of integration are creating significant demand for integrated cloud contact center software solutions. As the market opportunity has expanded, cloud contact center software solutions have evolved to meet the requirements of large, complex enterprise contact centers. We believe organizations have typically refreshed their on-premise contact center systems every 8-10 years. Given the prevalence of cloud CRM and the capabilities of cloud-based contact centers, cloud solutions are increasingly considered as a replacement alternative to legacy on-premise contact center systems during these refresh decisions.
Our Solution
We deliver a comprehensive cloud software solution for contact centers. Our solution enables organizations of all sizes to optimize their contact center operations by enhancing agent productivity, improving customer satisfaction and driving cost efficiency. Our solution facilitates inbound customer-initiated interactions and outbound agent-initiated interactions. Our VCC cloud platform includes features such as automatic call distribution, or ACD, interactive voice response, or IVR, computer-telephony integration, or CTI, outbound dialers and multi-channel capabilities such as social engagement, live web chat and email. In addition, our VCC cloud platform offers real-time management applications to optimize contact center performance.
Our cloud contact center software solution includes the following key elements:

•
Rapid implementation, seamless updates and pre-built integrations. Our solution can be deployed and updated quickly with minimal disruption to our clients’ contact center operations and provides pre-built integrations with leading CRM and other enterprise applications. We seamlessly update our solution to ensure our clients always run the latest version of our software, while maintaining our clients’ existing configurations with minimal disruption to contact center operations.

•
Highly flexible platform. Our solution provides easy administration, configuration and role-based functionalities for agents, supervisors and administrators, and enables the rapid adjustment of agent seats to meet changing contact center volumes.

•
Scalable, secure and reliable multi-tenant architecture. Our solution provides organizations of all sizes with the robust contact center functionality, scalability, flexibility and security required in the most sophisticated and distributed environments.

Our solution is designed to provide the following key benefits to our clients:

•
Higher agent productivity. Our solution empowers agent productivity and utilization by allowing agents to handle both inbound and outbound calls and interact with customers across multiple other channels, including chat, email, web, social media and mobile.

•
Improved customer satisfaction. Our intelligent call routing and IVR capabilities, pre-built integrations with leading CRM applications, and multi-channel capabilities ensure customer interactions are quickly routed to an appropriate agent resource. Agents, through integrations with CRM applications, have immediate access to the most current, relevant and accurate information about the customer, resulting in increased first contact resolutions and a more satisfying experience for the customer.

•
Enhanced end-to-end visibility. Our VCC cloud platform integrates our clients’ deployments across multiple contact center locations, providing an organization-wide view of their contact center operations. This facilitates efficient cloud routing across locations and provides a uniform interface across all agents. With this visibility, our solution is designed to enable our clients to quickly shift agent resources and adjust agent seats in response to changing business requirements, resulting in higher agent utilization.

•
Greater operational efficiency. Our solution provides contact center managers with significant visibility into their agents’ productivity and the efficiency and performance of their campaigns. We provide robust intelligence and analytics capabilities to help supervisors optimize operations and campaigns in real-time to drive increased efficiency. Our role-based interfaces deliver specific functionality to both desktops and mobile devices to meet the unique needs of agents, supervisors and administrators.

•
Compelling value proposition. We provide a unified cloud-based software and telephony platform for contact center operations, including software applications, technology infrastructure, maintenance, monitoring, storage, security, client support and upgrades, which enables our clients to simplify their technology infrastructure and streamline IT costs. We manage upgrades and deployments remotely, often resulting in lower total cost of operations relative to legacy on-premise contact center systems that often require in-house technical support staff.

Our Competitive Strengths
We believe that our position as a leading provider of cloud contact center software results from several key competitive strengths, including:

•
Cloud-based, enterprise-grade platform and end-to-end application suite. We deliver a cloud-based enterprise-grade platform and applications suite with multi-channel capabilities that allows our clients to manage their entire contact center operation. Our highly scalable, secure and multi-tenant architecture enables us to serve large, distributed enterprises with complex contact center requirements, as well as smaller organizations, all from a single cloud platform.

•
Rapid deployment of our comprehensive solution. Our solution enables our clients to quickly deploy and provision agent seats in any geographic location with only a computer, headset and broadband internet connection, and rapidly adjust the number of contact center agent seats in response to changing business requirements. Our clients always have the latest version of our software, deployed seamlessly through the cloud, and can easily integrate our solution with adjacent enterprise applications using our pre-built integrations. As a result, our clients’ contact centers become fully operational more quickly than legacy on-premise contact center systems.

•
Proven, repeatable and scalable go-to-market model. We engage with our clients through a highly scalable and metrics-driven sales and marketing organization that effectively identifies, qualifies and closes sales opportunities. The deep domain expertise of our field sales team is instrumental in selling to larger opportunities, and our highly efficient telesales model enables us to cost-effectively identify, qualify and close a high volume of smaller opportunities. Our ecosystem of technology and system integrator partners increases awareness of our solution and helps generate new sales opportunities. We believe our go-to-market model gives us an efficient and effective means of targeting organizations of all sizes.

•
Established market presence and a large, diverse client base. We have a large, diverse client base of over 2,000 organizations across multiple industries. We believe our clients view us as a key strategic solutions provider. The performance, reliability, ease-of-use and comprehensive nature of our solution has resulted in high client satisfaction and retention.

•
Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Salesforce.com Inc., Oracle Corporation, Microsoft Corporation, Zendesk and NetSuite Inc.; system integrators such as Bluewolf, Inc.; Deloitte Consulting LLP and PwC LLP; analytics, workforce management and performance management software vendors such as NICE Systems, Inc. and Authority Software; telephony providers such as AT&T Inc. and Verizon Communications Inc.; and cloud private branch exchange ("PBX") phone systems vendors such as RingCentral. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.

•
Focus on innovation and thought leadership. Since our inception, we have been an innovator of cloud contact center software. Our investment in research and development has driven our growth and enabled us to deliver a cloud contact center software solution with the features and functionality to power the most complex contact centers. Our extensive domain expertise enables us to enhance our solution and serves as a critical competitive differentiator. We strive to be a thought leader in our industry, identifying and developing cloud capabilities to transform traditional contact center operations into customer engagement centers of excellence.

Our Growth Strategy
Our objective is to strengthen our position as a leader in cloud contact center software. To accomplish this goal, we are pursuing the following growth strategies:

•
Capture increased market share. We believe that the adoption of cloud contact center software solutions is increasingly driven by mainstream adoption of cloud computing, especially within CRM, as well as the increasing capabilities of these solutions. With organizations refreshing their contact center systems every 8-10 years, cloud solutions have an opportunity to replace legacy on-premise contact center systems at the time a replacement decision is made. We believe there is a substantial opportunity for us to win new clients and increase our market share given the strength and client benefits of our cloud solution. We intend to continue to invest aggressively in our sales force and marketing capabilities to win new clients.

•
Continue to increase sales in our existing client base. Many of our clients deploy our solution to support only a portion of their contact center agents initially. We intend to increase the number of agents using our solution within our existing clients as they experience the benefits of our cloud solution. We also intend to sell our existing clients incremental applications to increase our revenue and the value of our existing client relationships.

•
Maintain our innovation leadership by strengthening and extending our solution. We have an innovative platform that has enabled us to establish a leadership position in the cloud contact center software market. To preserve and expand our leadership position, we intend to continue to make significant investments in research and development to strengthen our existing solution and develop additional industry-leading contact center features and applications.

•
Expand internationally. To date, our focus has been on the U.S. market, which represented 92% of our revenue in 2014 and 90% of our revenue in 2013 and 2012, based on bill to address. We believe there is a significant opportunity for our cloud solution to disrupt incumbent legacy on-premise contact center systems internationally. We plan to increase our sales capabilities internationally by expanding our direct sales force and collaborating with strategic partners to target these markets and grow our international client base. We are establishing co-location data center facilities in Europe to provide clients in certain countries of the European Union with regional access to our cloud contact center solution to better serve local needs.

•
Further develop our partner ecosystem. We have established strong partner relationships with organizations in the contact center ecosystem to further enhance the value of our VCC cloud platform. We intend to continue to cultivate new relationships with additional software, technology, system integrator and telephony providers to enhance the value of our solution and drive sales.

•
Selectively pursue acquisitions. In addition to organically developing and strengthening our solution, we intend to selectively explore acquisition opportunities of companies and technologies to expand the functionality of our solution, provide access to new clients or markets, or both. For example, in October 2013, we acquired SoCoCare in order to establish our social care capabilities and strengthen our market leadership.

Our Virtual Contact Center Cloud Platform and Applications
Our cloud contact center software solution consists of our highly scalable VCC cloud platform that delivers a comprehensive suite of easy-to-use, secure applications to cover the breadth of contact center-related customer service, sales and marketing functions. Our VCC cloud platform acts as the hub for interactions between our clients and their customers, enabling contact center operations focused on either inbound or outbound customer interactions in a single unified architecture. Our solution enables our clients to manage these customer interactions across multiple channels including voice, chat, email, web, social media and mobile and connects them to an appropriate agent. Whether the resource is an internal contact center agent, an outsourcer, an agent working from home, a knowledge worker, or self-service, our solution enables our clients to deliver a highly effective customer experience.
Our solution is built using a multi-tenant architecture and delivered in the cloud. The following diagram illustrates our VCC cloud platform and comprehensive suite of applications used by agents, supervisors and administrators. In addition, we provide a robust set of management applications including workforce management, reporting, quality management and supervisor tools.
Inbound Contact Center: With our VCC cloud platform, inbound contact centers of all sizes have everything they need to run a successful contact center, including the ability to take calls, respond to chat and email interactions, and engage with a wide range of social media sources. Our platform includes a full-featured IVR system that allows our clients to automatically answer calls and identify an appropriate agent resource to resolve the customer issue. At the center of our VCC cloud platform is the Automatic Call Distributor, or ACD, which provides intelligent routing of customer and prospect interactions. This provides our clients with the flexibility to prioritize customer interactions and ensure the interactions are delivered to the best available resource to maximize business results and ensure customer treatment is aligned with their customer service and sales strategy.
Using our computer telephony integration, or CTI, capabilities, combined with our deep out of the box integrations with CRM solutions (such as SalesForce, Oracle RightNow, Zendesk, NetSuite, and Microsoft Dynamics), or our easy to use open application programming interfaces, or APIs, for integration to other enterprise applications, our clients can provide personalized customer service by delivering customer data to the agent handling the interaction. This promotes quick first contact resolution, which is a key factor in customer satisfaction. Our clients can prioritize high-value customers for special treatment, and respond to time-of-day needs, thereby maximizing agent productivity, while increasing customer satisfaction.
Outbound Contact Center: Our Outbound Contact Center application enables our clients to improve the efficiency and productivity of outbound contact center agents. We offer a complete solution for outbound sales and marketing campaigns, including multiple automated dialing options, so our clients can find the right match for their needs and environment, including outbound business-to-consumer (B2C) and business-to-business (B2B) campaigns. We offer a variety of outbound dialer solutions, including our patented predictive dialer. The predictive dialer greatly enhances the productivity of agents and sales representatives by increasing productive talk time and minimizing idle time spent listening to voice mail and busy signals. These dialer solutions allow our clients to choose the automation capabilities that best align with their contact center environment and objectives, including lead prospecting, qualifying, nurturing and converting. We also provide campaign management tools such as list management, sophisticated dialer rules and agent scripting. In addition, we provide the TCPA Manual Touch Mode option that provides tools to our outbound clients to ensure that they are able to comply with the Telephone Consumer Protection Act, or TCPA, regulations.
Blended Contact Center:    We provide both inbound and outbound capabilities on a single architecture to unify contact center operations. This is designed to improve agent productivity, as interactions are automatically routed based on interaction volume. When call volumes are low, our blending ability allows our clients to shift inbound agent resources to outbound-related functions. For example, inbound agents can be assigned to the outbound queue for automatic follow-ups on any customer interaction, flag customer surveys for personalized attention, or resolve open customer issues. Agents also receive scripting to improve their effectiveness.
Multichannel Applications Powered by Five9 Connect: Our multichannel applications are powered by a unique set of technologies we call Five9 Connect™. These technologies include an advanced Natural Language Processing, or NLP, engine to filter and categorize interactions, eliminate spam and determine sentiment. Five9 Connect also includes a business rules and routing engine that prioritizes and routes interactions based on the client’s unique business policies and needs. In addition, Five9 Connect powers agent assistance tools to help agents resolve issues quickly.
Five9 VCC integrates voice with social, chat, email and mobile applications for a true multichannel agent and customer experience across the following Five9 multichannel applications:

•
Five9 Social — Applies contact center customer service and sales best practices to social channels. Our solution is designed to route, track and report on agent performance in responding to social media posts in the same manner as other channels handled by contact centers.

•	Five9 Chat — Live consumer-to-agent chat from mobile or web devices gives agents the ability to respond, record and manage multiple chat interactions.

•
Five9 Email — Makes email a high-response sales, service and support channel. Our email routing capability filters and intelligently routes email requests to agents to enable the best qualified agents to respond in a timely manner.

•
Five9 Visual IVR — Our visual IVR application provides mobile customer care for today’s connected customers. It allows clients to develop an IVR script once and deploy it on multiple touchpoints, including mobile devices and websites.

Management Applications: Our integrated portfolio of management applications is built and delivered on our highly scalable and agile VCC cloud platform. We provide real-time supervisor tools to monitor and manage agent performance and call flows. In addition, we provide a suite of configurable management reports to enable our clients to manage the end-to-end performance of their contact center operations. We also provide basic recording capabilities for contact centers that need to record their interactions. For advanced client needs, we also offer fully integrated workforce and quality management applications through our strategic relationship with NICE Systems, Inc.
Our clients can access our VCC cloud platform in five different ways:

•
Agent Desktop: Serves as the unified environment for contact center agents. Agents are provided with one easy-to-use interface for handling interactions designed to promote a seamless customer experience. Automated call scripting and real-time customer data, such as purchase and interaction history, is delivered to empower agents with the data they need to answer customer questions and provide a highly effective customer experience.

•
CRM Integrations: For clients who prefer to have their agents or sales representatives work within their current CRM desktop, we offer pre-built integrations with leading providers of CRM systems such as Salesforce.com, Inc., Oracle Corporation, Zendesk, Microsoft Corporation and NetSuite Inc., in addition to professional service-delivered integration with home grown or legacy CRM systems. Our solution provides softphone and telephony capabilities within the CRM desktop, and routes each customer interaction to an appropriate agent resource. Agents are able to work within a familiar desktop while accessing telephony controls, giving them immediate access to the most current, relevant and accurate information about the customer, while optimizing their outbound connections and increasing first contact resolutions for inbound interactions, resulting in a more satisfying customer experience and increased agent productivity.

•
Supervisor: Provides supervisors with tools to optimize the contact center and ensure high quality customer interactions. These tools include a visual supervisor dashboard that provides easy to use visibility into call routing, queues, service level agreements, or SLAs, workflow management, utilization, campaign statistics and agent productivity. A mobile tablet version of the supervisor application is also available to help supervisors monitor agents, listen in on conversations, coach agents, and oversee queues and agent performance metrics. These metrics typically include average handle time, first contact resolution, number of interactions handled and contact outcomes.

•
Administrator: Provides administrators with a comprehensive set of integrated tools to easily configure agent skills (such as language, domain expertise, and channels to service), determine interaction routing strategies, specify IVR scripts and manage the contact center operation. The Five9 Administrator system is easy to use so that contact center business personnel can set up and make changes themselves, without having to rely on specialized IT staff often required to deploy or update legacy on-premise contact center systems. This represents a key advantage of our VCC cloud platform, as it allows businesses to move and change quickly to keep up with the rapid changes required in contact center operations.

•
Reporting and Analytics: Real-time and historical reports provide statistics and key performance indicators to allow executives and supervisors to monitor the contact center, improve reaction time to interaction volume and manage agents more effectively. We provide more than 100 standard reports with multiple views and drill-downs into individual inbound calls and multichannel interaction metrics, customer interaction outcomes, and outbound sales and marketing program metrics. Our reporting platform also enables clients to build customized reports and reporting schedules.

Clients
We have a large and diverse client base comprised of over 2,000 organizations as of December 31, 2014, with no single client representing more than 10% of our revenues in 2014, 2013 or 2012. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, consumer, healthcare and technology.
The following is a representative sample of our current clients: Access Worldwide Communications, Inc.; American Support, LLC; Citrix Systems, Inc.; Comcast; ConnectAmerica.com, LLC; Dun & Bradstreet Credibility Corp.; McKesson Corporation; NetSuite Inc.; PennyMac Loan Services, LLC; Siemens AG; Straight Forward of Wisconsin, Inc.; Xerox Corporation. These clients vary in size of their respective business and the size of revenue we derive from them.
Sales
Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We established our business targeting smaller opportunities and have expanded our sales focus to larger opportunities as we gained traction in the market and enhanced the capabilities of our cloud solution. We have developed a disciplined, high volume, metrics-driven sales strategy, designed to enable us to efficiently generate and close a large number of new sales opportunities. Our telesales team focuses on qualified leads generated through traffic to our websites, and also supports our field sales team through lead generation and lead-tracking activities. Our field and telesales teams are also responsible for selling to existing clients that may renew their subscriptions, increase the number of agents using our cloud solution, add new applications from our solution and expand the deployment of our solution across their contact centers.
Marketing
To build client awareness and adoption of our solution, our lead generation activities consist primarily of client referrals, internet advertising, digital marketing campaigns, social marketing, trade shows, industry events, co-marketing with strategic partners and telemarketing. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for Five9. We offer free trials and services to allow prospective clients to experience the quality and ease-of-use of our cloud solution, to learn about the features and functionality of our VCC cloud platform in more detail, and to quantify the benefits of our cloud solution.
To complement our sales and marketing efforts, we have developed a large ecosystem of software, technology, telephony and system integrator partners who help increase awareness of our solution and generate new and installed base sales opportunities.

Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to improve the functionality of, and add new features to, our VCC cloud platform. Our core research and development center is based in our San Ramon, California headquarters with additional engineers located in Russia, which allows us to benefit from relatively low-cost, highly skilled software developers. Our engineering team has deep software and telecommunications skills, and works closely with our sales team to identify our clients’ product requirements. In addition, continuous interactions with our partners enable our engineers to enhance the usability and performance of our platform and its integration with best-in-class CRM and other business applications and telephony technologies.
As of December 31, 2014, we had 176 employees in our research and development group, of which 103 were based in Russia. Our research and development expenses totaled $22.1 million, $17.5 million and $13.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We intend to continue investing in research and development to continue to deliver robust functionality to our clients.
Professional Services
We offer comprehensive professional services to our clients to assist in the successful implementation and optimization of our solution. Our professional services include application configuration, system integration, and education and training. Our clients may use our professional services team for implementing our solution or, in limited cases, they may also choose to perform these services themselves or engage third-party service providers to perform such services. Our cloud solution allows us to eliminate the need for lengthy and complex technology integrations, such as deploying equipment or maintaining hardware infrastructure for individual clients. As a result, we are typically able to deploy and optimize our solution in significantly less time than required for deployments of legacy on-premise contact center systems.
Technology and Operations
Our highly scalable and flexible VCC cloud platform is the result of more than 12 years of research, development, client engagement and operational experience. The platform is comprised of in-house developed intellectual property, open source products and commercially available hardware and software. The platform is designed to be redundant and we believe that all components can be upgraded, expanded or replaced with minimal or no interruption in service.
We currently deliver our services globally from two third-party co-location data center facilities located in Santa Clara, California and Atlanta, Georgia. Our infrastructure, including our third-party co-location facilities, is designed to support real-time mission-critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
We have designed and maintain an operations, capacity and security program to monitor and maintain our platform, ensure efficient utilization of the platform capacity and protect against security threats or data breaches. Our operations team constantly monitors our data centers for potential performance issues, unauthorized attempts to access secure data or applications and the overall integrity of the platform.
Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy on-premise contact center system vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco, and legacy on-premise software companies with a historical focus on CTI, such as Aspect Software, Inc., or Aspect, Genesys Telecommunications Laboratories, Inc., or Genesys, and Interactive Intelligence Group, Inc., or Interactive Intelligence. These companies are expanding their traditional on-premise contact center systems with cloud-based offerings, either through acquisitions or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact, Inc., or inContact, and LiveOps, Inc., or LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories, larger marketing budgets and greater financial and technical resources. We believe the principal competitive factors in our market include:

•	breadth and depth of solution features;

•	reliability, scalability and quality of the platform;

•	ease and speed of deployment;

•	ease of application administration and use;

•	level of client satisfaction;

•	domain expertise in contact center operations;

•	integration with third-party applications;

•	pricing;

•	ability to quickly adjust agent seats based on business requirements;

•	breadth and domain expertise of the sales, marketing and support organization;

•	ability to keep pace with client requirements;

•	extent and efficiency of our professional services;

•	ability to offer multiple channels of engagement; and

•	size and financial stability of operations.
We believe we currently compete effectively with respect to each of the factors identified above.
Intellectual Property
We rely on a combination of patent, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand. In addition, we require our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
As of December 31, 2014, our intellectual property portfolio included twenty-five registered and two pending U.S. trademarks, seven issued U.S. patents, six pending U.S. patent applications and one registered U.S. copyright. Furthermore, as of December 31, 2014, we had one pending patent application under the Patent Cooperation Treaty, ten pending patent applications and limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2031 to 2032. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solution. We expect that software and other applications in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.
Seasonality
We believe that there can be seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year. During years 2014, 2013 and 2012, 53%, 53% and 54%, respectively, of our total revenues were generated in the second half of the year. We believe that this is due to the general increase in customer support and marketing and sales activities leading up to, and during, the holiday season.
Employees
As of December 31, 2014, we had 630 full-time employees, including 258 in technology and operations, 176 in research and development, 117 in sales and marketing, and 79 in general and administrative. None of our employees are covered by collective bargaining agreements. Of these, 150 were located in the Philippines and 128 in Russia. We believe that our employee relations are good and we have never experienced any work stoppages.
Regulatory
The following summarizes important, but not all, federal and state regulations that could impact our operations. Federal and state regulations are subject to judicial review, administrative revision and statutory changes through legislation that could materially affect how we and others in this industry operate.
The Telecommunications Act of 1996 vests the Federal Communications Commission, or FCC, with jurisdiction over interstate telecommunications services, while preserving state and local jurisdiction over many aspects of these services. As a result, telecommunications services are regulated at both the federal and state levels in the United States.
We are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, contributions to the federal Universal Service Fund and related funds, or USF, and other requirements. If we do not comply with FCC rules and regulations, we could be subject to further FCC enforcement actions, fines, loss of operating authority and possibly restrictions on our ability to operate or offer certain of our services. Any further enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations.
Among the federal regulations to which we are subject, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	contributions to the USF which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding Customer Proprietary Network Information, or CPNI, which require that we not use such information without customer approval, subject to certain exceptions.
In addition, we are subject to contributions and other payments on our usage-based fees at the state and local levels. The tax and fee structure relative to communications services such as ours is complex, ambiguous and subject to interpretation. If taxing and regulatory authorities enact new rules or regulations or expand their interpretations of existing rules and regulations, we could incur additional liabilities. In addition, the collection of additional taxes, fees or surcharges in the future could have the effect of increasing our prices or reducing our profit margins. Compliance with these regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, the regulations. See Note 11 to the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a discussion of our accruals related to USF matters.
The FCC and a number of states are considering reform or other modifications to USF programs. The questions being considered as part of such reform by the FCC include which companies should contribute, how those contributions should be assessed and how the administration of the system can be improved. In addition, a number of states are actively considering extending their regulatory regimes. Any such changes could change the way in which we comply with our regulatory obligations and could increase our regulatory costs and expenses.
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. Our regulatory obligations in foreign jurisdictions could negatively impact the use or cost of our solution in international locations.
The legislative and regulatory scheme for telecommunications service providers and other solutions we provide will continue to evolve and can be expected to change the competitive environment for these services. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general. If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to additional and substantial fines and penalties, we may have to restructure our service offerings, exit certain markets, accept lower margins or raise the price of our services, any of which could ultimately harm our business and results of operations. See “Risk Factors — Risks Related to Regulatory Matters” for more information.
Company Information
We were incorporated in Delaware in 2001. We operate in a single reportable segment. Our principal executive office is located at Bishop Ranch 8, 4000 Executive Parkway, Suite 400, San Ramon, CA 94583 and our telephone number is (925) 201-2000. Our website address is www.five9.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K. We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and formulations for such products. Solely for convenience, some of the copyrights, trademarks and trade names referred to in this annual report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports are filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Five9 and other companies that file materials with the SEC electronically. Copies of Five9’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.five9.com/sec.cfm as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC.
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

•	network outages or security breaches, which may result in the loss of clients, client credits and harm to our reputation;

•
seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year, which we believe are due to the general increase in customer support and marketing and sales activities leading up to, and during, the holiday season;

•	inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;

•	the timing of recognition of revenues;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	increases or decreases in the elements of our solution or pricing changes upon any renewals of client agreements;

•	changes in our pricing policies or those of our competitors;

•	the level of professional services and support we provide our clients;

•	the components of our revenue;

•	the addition or loss of key clients, including through acquisitions or consolidations;

•	general economic, industry and market conditions;

•	the timing of costs and expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	compliance with, or changes in, the current and future regulatory environment;

•	the hiring, training and retention of key employees;

•	litigation or other claims against us;

•	our ability to obtain additional financing; and

•	advances and trends in new technologies and industry standards.
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
For the years ended December 31, 2014, 2013 and 2012, our revenue was $103.1 million, $84.1 million and $63.8 million, respectively, representing year-over-year growth of 23% and 32%, respectively. We expect that, in the future, as our revenue increases, our revenue growth rate may continue to decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•	compete with other vendors of cloud-based enterprise contact center systems to capture market share from providers of legacy on-premise systems;

•	increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	introduce our solution to new markets outside of the United States and increase global awareness of our brand;

•	strengthen and improve our solution through significant investments in research and development; and

•	selectively pursue acquisitions.

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
Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We grew from 442 employees as of December 31, 2012, to 533 employees as of December 31, 2013, to 630 employees as of December 31, 2014. We have also significantly increased the size of our client base to over 2,000 clients. We anticipate that we will continue to significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
The market for contact center solutions is highly competitive. Generally, we do not have long-term contracts with our clients and our clients can terminate our service and switch to competitors’ offerings on short notice.
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a CTI, heritage, such as Aspect, Genesys, and Interactive Intelligence. These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact and LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
Our success depends in large part upon the capacity, stability and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and may experience such interruptions in the future. For example, on March 20, 2014, we experienced an extended interruption in service due to an issue with third-party equipment that affected our Santa Clara, California co-location facility. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, result in claims for credits or damages, damage our reputation and significantly reduce client demand for our solution and harm our business.
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
If our existing clients terminate their subscriptions or reduce their subscriptions and related usage, our revenues and gross margins will be harmed and we will be required to spend more money to grow our client base.
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats or termination of their contracts. In addition, the subscription related usage by our existing clients may decrease if:

•	the volume of minutes for inbound and outbound interactions between our clients and their customers decreases,

•	clients are not satisfied with our services, prices or the functionality of our solution,

•	the stability, performance and security of our hosting infrastructure and hosting services are not satisfactory,

•	our clients’ business declines due to industry cycles, business difficulties or for other reasons,

•	competition increases from other contact center providers,

•	alternative technologies emerge which we do not provide,

•	clients experience financial difficulties, or

•	the U.S. or global economy declines.
If our existing clients’ subscriptions and related usage decrease or are terminated, we will need to spend more money to acquire new clients to maintain our existing level of revenues. We incur significant costs and expenses, including sales and marketing expenses, to acquire new clients, and those costs and expenses are an important factor in determining our net profitability. There can be no assurance that the market for our solution will continue to grow or that we will not lose market share to current or future competitors.

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
If clients fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements, we may terminate clients, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our clients may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could harm our operating results, financial position and cash flow.
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
Furthermore, we may not be able to provide the configuration and integration services that larger organizations typically require. For example, our solution does not currently permit clients to modify our code, but instead requires them to use our set of APIs. If prospective clients require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, they will need to leverage our services or we may lose sales opportunities with larger organizations and our business could suffer.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $37.8 million, $31.3 million, and $19.3 million in the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, we had an accumulated deficit of $128.6 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our solution or changes in the components of our solution purchased by our clients could affect our gross margin and operating results.
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services and because our professional services offerings typically have negative margins, any increase in sales of professional services could harm our gross margins and operating results. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts. Selling to smaller clients may involve smaller contract sizes, fewer upsell opportunities, a higher likelihood of contract terminations, a reduction in agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution, or the mix of solution components purchased by our clients, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
We depend on data centers operated by third parties and any disruption in the operation of these facilities could harm our business.
We host our solution at data centers located in Santa Clara, California and Atlanta, Georgia. We are also establishing a data center in Slough, England, which is expected to begin operations in the first quarter of 2015. Any failure or downtime in one of our data center facilities in the U.S. could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
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
We have been in existence since 2001, and much of our growth has occurred in recent periods. Our limited operating history and recent growth may make it difficult for investors to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business.
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
If our solution fails, or is perceived to fail, to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations. Moreover, our clients could incorrectly implement or inadvertently misuse our products, which could result in their dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could elect to cancel or not renew our solution, seek payment credits or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits and an increase in collection cycles for accounts receivable. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access or other breaches in our security could result in the loss of confidentiality, integrity and availability of information, leading to litigation, indemnity obligations and other liability. While we have security measures in place to protect client information and minimize the probability of security breaches, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to elect not to renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could harm our operating results.
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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the West Coast (where our corporate headquarters and one of our data centers are located), hurricane or tropical storm in the southeastern United States (where our other data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, all of which could harm our business and operating results. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our services or related taxes and administrative fees.
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
We leverage strategic relationships with third parties, such as CRM, system integrator, technology and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing relationships with third parties or may provide incentives to third parties to favor their products over our solution. Furthermore, if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are performed to enable our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.

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

•
compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and regulatory or contractual limitations on our ability to sell our solution in certain foreign markets, and the risks and costs of non-compliance;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable economic and political conditions.
 These risks could harm our international operations, increase our operating costs and hinder our ability to grow our international business and, consequently, our overall business and results of operations. In addition, if the political and military situation in Russia and the Ukraine significantly worsens, or if either Russia or the United States imposes significant new economic sanctions or restrictions, and we are restricted or precluded from continuing our software development operations in Russia, our costs could increase, and our product development efforts, business and results of operations could be significantly harmed.
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
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business and results of operations.
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
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs to do so. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing cloud software and for senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
Volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of the stock awards they receive in connection with their employment when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees.
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
To date, we have financed our operations, primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, net proceeds from our initial public offering, or IPO, and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of December 31, 2014, we had $20.0 million outstanding under a loan and security agreement for a term loan facility of up to $30.0 million, $17.0 million outstanding (comprised of $12.5 million under the revolving line of credit and $4.5 million outstanding under a term loan) under a loan and security agreement and $2.6 million outstanding under a promissory note with the Universal Services Administration Company, or USAC. See Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
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
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In general, worldwide economic conditions remain unstable. In addition to the United States, we plan to market and sell our solution in Europe, Asia and other international markets. If economic conditions in these areas and other key potential markets for our solution continue to remain uncertain or deteriorate further, many clients may delay or reduce their contact center and overall information technology spending. If our clients experience economic hardship, this could reduce the overall demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.
We may acquire other companies or technologies or be the target of strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
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

To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses, having only completed one small acquisition. In October 2013, we acquired SoCoCare, a social engagement and mobile customer care solution provider. In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from our future acquired businesses due to a number of factors, including:

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
In addition, we sometimes receive inquiries relating to potential strategic transactions, including from third parties who may seek to acquire us. We will continue to consider and discuss such transactions as we deem appropriate.
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
We are still engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For example, two material weaknesses were identified in our internal control over financial reporting in 2010, one of which was remediated in 2011 and the other of which was remediated in 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

If in the future we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
For example, we recognize revenue in accordance with Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (“ASU 2009-13”) (formerly known as EITF 08-01). In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The new standard is effective for our annual and interim reporting periods beginning January 1, 2017. All companies that enter into contracts with customers to transfer goods or services will be affected in some way by ASU 2014-09. As a result of future interpretations or applications of existing and new accounting standards, including ASU 2014-09 and ASU 2009-13, the timing of our revenue recognition could change, which would cause fluctuations in our operating results.
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
As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses of $106.4 million and $68.8 million, respectively, which if not utilized will begin to expire in 2024 for federal purposes and began to expire in 2014 for state purposes. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2028. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2014, our intellectual property portfolio included twenty-five registered and two pending U.S. trademarks, seven issued U.S. patents, six pending U.S. patent applications and one registered U.S. copyright. Furthermore, as of December 31, 2014, we had one pending patent application under the Patent Cooperation Treaty, ten pending patent applications and limited trademark registrations outside the U.S. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.
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
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc. filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8,135,122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the prior patent and addresses the same technology. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. See ITEM 3 'Legal Proceedings' of this Form 10-K. If NobelBiz is successful in its request for injunctive relief, we will have to stop providing the accused technology, enter into a license agreement with NobelBiz for the technology or modify our technology, any of which could harm our business. There can be no assurance that we (i) will prevail in this action, (ii) can develop non-infringing technology that is accepted in the market if we are enjoined from using the accused technology or (iii) will be able to negotiate favorable licensing terms with NobelBiz. There can also be no assurance that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us.
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
Our solution incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could harm our business.
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

Risks Related to Regulatory Matters
Failure to comply with laws and regulations could harm our business and our reputation.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States and in other circumstances these requirements may be more stringent in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results, financial condition and our reputation.
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
Based on our ongoing assessment, we are registering for tax and regulatory purposes in states where we determine such regulations apply to our activities and commence collecting and remitting state and local taxes and surcharges on applicable usage-based fees. We have accrued a contingent liability for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 11 to the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
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
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that our telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the FCC Enforcement Bureau and have registered with the USAC which is charged by the FCC with administering the USF. As of December 31, 2014, we had a promissory note issued to USAC in the principal amount of $2.6 million and accrued liabilities for unpaid USF contributions of $5.2 million, which are included in accrued federal fees in the consolidated balance sheet. Approximately $0.8 million of these amounts pertains to periods prior to 2008. In April 2013, we began remitting required contributions on a prospective basis directly to USAC.
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
Finally, in October 2014, the FCC Enforcement Bureau began to negotiate a consent decree and a voluntary civil penalty with us, the amount of which has been tentatively set at $2.0 million, to conclude its investigation into our 2008 - 2012 USF contribution and international carrier authorization compliance. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
Our ongoing obligations to pay federal, state and local telecommunications contributions and taxes may decrease our price advantage over our competitors who have historically paid these contributions and taxes and could also make us less competitive with those competitors who are not subject to, or choose not to comply with, those requirements. In addition, if we are unable to continue to pass some or all of the cost of these contributions and taxes to our clients, our profit margins on the minutes we resell will decrease. Our federal contributions and tax obligations may significantly increase in the future, due to new interpretations by governing authorities, governmental budget pressures, changes in our business model or solutions or other factors. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.

If we do not comply with FCC rules and regulations, we could be subject to further FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services.
Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, USF contributions and other requirements. If we do not comply with FCC rules and regulations, we could be subject to further FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services. Any further enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations.
Among the regulations to which we are subject, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	contributions to the USF which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding Customer Proprietary Network Information, or CPNI, which prohibit us from using such information without client approval, subject to certain exceptions.
If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to additional and substantial fines and penalties, we may have to restructure our service offerings, exit certain markets, accept lower margins or raise the price of our services, any of which could ultimately harm our business and results of operations.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. From April 4, 2014 through December 31, 2014, the sale price per share of our common stock has ranged from a low of $3.97 to a high of $9.35. Factors that may contribute to continuing volatility in the price of our common stock include:

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
As of February 28, 2015, the holders of an aggregate of 24,455,809 shares of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to any existing market stand-off and/or lock-up agreements.
The requirements of being a public company may strain our resources, divert management’s attention and harm our business and operating results.
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
Our directors, executive officers and significant stockholders, who hold approximately 60% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of February 28, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 60% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the Company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We currently lease approximately 91,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2014 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date

San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	62,500	February, 2018
The Philippines	Technical support, training and other professional services	16,500	March, 2017
Russia	Software development	12,000	May, 2015
The hosting of our equipment and software at co-located third-party facilities is significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; and Slough, England, which require monthly payments for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. These agreements expire in 2017.
We believe our facilities are sufficient for our current needs.
ITEM 3. Legal Proceedings
We are subject to certain legal and regulatory proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters.
Universal Services Fund Liability
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that the telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the FCC Enforcement Bureau and have registered with USAC, which is charged by the FCC with administering the USF. We have accrued for past due contributions dating back to 2003 and, in April 2013, began remitting required contributions on a current basis directly to USAC. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a discussion.
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
In October 2014, the FCC Enforcement Bureau began to negotiate with us a consent decree and a civil penalty to conclude its investigation into our 2008 - 2012 USF contribution and international carrier authorization compliance. The amount of the civil penalty has been tentatively set at $2.0 million. The terms of the consent decree are currently being negotiated and likely to be adopted in the course of 2015. The consent decree is likely to require the Company to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a discussion.
In the fourth quarter of 2014, we identified certain revenue that would be subject to USF contribution obligations and state sales taxes and surcharges. We believe that we are required to contribute an additional $0.2 million to the USF for such revenue earned during the period from 2008 through 2013. Based on information available, we do not expect to incur a penalty in addition to the existing tentative $2.0 million civil penalty. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a discussion.
NobelBiz Litigation
On August 5, 2011, NobelBiz, Inc., or NobelBiz, sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’). NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the Court issued an order regarding claim construction of the two patents-in-suit. No trial date or further schedule has been set, but now that the Court has issued its claim construction ruling, it is anticipated that the Court will enter a further scheduling order setting additional dates for the case.
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of Universal Health Care Group, Inc., which entity serves as the sole member of American Managed Care, LLC (“AMC”), filed an adversary complaint against us in the United States Bankruptcy Court for the Middle District of Florida. The adversary proceeding, Soneet Kapila v. Five9, Inc., Case No. 13-05952 (KRM), Adv. No. 15-00092 (KRM), seeks to avoid and recover as preferential payments, actual fraudulent transfers and/or constructive fraudulent transfers certain payments that we allegedly received from AMC in return for services provided by us between May 3, 2011 and May 3, 2014. The trustee seeks approximately $2.5 million in damages. No answer or responsive pleadings have yet been filed. We are at the early stages of this lawsuit and intend to defend the claim vigorously.
The outcome of litigation and regulatory claims cannot be predicted with certainty, may be expensive and cause distraction to our management, even if we are ultimately successful, and could harm our future results of operations, cash flows and financial condition.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Stock Price
Our common stock commenced trading on The NASDAQ Global Select Market ("NASDAQ") under the symbol “FIVN” on April 4, 2014. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ.

	High	Low
Year 2014
Second quarter (from April 4, 2014)	$9.35	$5.12
Third quarter	7.98	5.65
Fourth quarter	6.34	3.97
Number of Common Stock Holders
On February 28, 2015, there were approximately 124 stockholders of record of our common stock who held an aggregate of 49,459,166 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
Dividend Policy
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
Recent Sales of Unregistered Securities
On November 17, 2014, we issued 6,130 shares of our common stock to a former consultant in compensation for his services. The issuance of the shares was deemed exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. These shares are deemed restricted securities for purposes of the Securities Act. The recipient of the shares represented that he was an accredited investor and that he was acquiring the shares for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued in such transaction.
Use of Proceeds from Public Offerings of Common Stock
The Registration Statement on Form S-1 (File No. 333-194258) for our IPO of our common stock was declared effective by the SEC on April 3, 2014.
We received aggregate proceeds of $74.9 million from our IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million had been paid by us prior to 2014 and the remaining $3.4 million had been paid in the first two quarters of 2014.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus (dated April 3, 2014) filed with the SEC on April 4, 2014 pursuant to Rule 424(b)(4). We invested a portion of the IPO proceeds in an investment portfolio with an average 6-month maturity, which currently consist of U.S. Treasury bills and may consist of other U.S. government and agency securities rated AAA, commercial paper and corporate securities rated A1/P1 or better in the future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on April 4, 2014 and ends on December 31, 2014.  The graph assumes $100 was invested at the close of market on April 4, 2014 in the common stock of Five9, in the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Five9, Inc. under the Securities Act of 1933, as amended.
ITEM 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2011 is derived from our audited consolidated financial statements not included in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2010 is derived from our unaudited consolidated financial statements not included in this Form 10-K. The unaudited consolidated financial statements were prepared on the same basis as the audited financial statements.
Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010 (unaudited)

	(in thousands, except per share data)
Revenue	$103,102	$84,132	$63,822	$43,188	$25,621
Cost of revenue	54,661	48,807	39,306	24,563	13,104
Gross profit	48,441	35,325	24,516	18,625	12,517
Operating expenses:
Research and development (1)(2)	22,110	17,529	13,217	8,739	5,696
Sales and marketing (1)(2)	37,445	28,065	16,808	10,207	5,861
General and administrative (1)(2)	24,416	18,053	11,546	6,990	2,547
Total operating expenses	83,971	63,647	41,571	25,936	14,104
Loss from operations	(35,530)	(28,322)	(17,055)	(7,311)	(1,587)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	1,745	(1,871)	(1,674)	(55)	(73)
Interest and other	(3,916)	(1,051)	(543)	(442)	(267)
Total other income (expense), net	(2,171)	(2,922)	(2,217)	(497)	(340)
Loss before provision for income taxes	(37,701)	(31,244)	(19,272)	(7,808)	(1,927)
Provision for income taxes	85	70	62	64	5
Net loss	$(37,786)	$(31,314)	$(19,334)	$(7,872)	$(1,932)
Net loss per share:
Basic and diluted	$(1.00)	$(7.82)	$(5.82)	$(2.99)	$(2.76)
Shares used in computing net loss per share:
Basic and diluted	37,604	4,006	3,321	2,635	705

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010 (unaudited)
Cost of revenue	$5,138	$3,709	$2,439	$1,423	$1,166
Research and development	229	214	91	86	186
Sales and marketing	196	83	21	5	—
General and administrative	900	409	73	25	37
Total depreciation and amortization	$6,463	$4,415	$2,624	$1,539	$1,389
(2) Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010 (unaudited)
Cost of revenue	$542	$194	$60	$17	$12
Research and development	1,931	499	154	51	73
Sales and marketing	1,510	751	112	36	43
General and administrative	2,770	505	138	253	133
Total stock-based compensation	$6,753	$1,949	$464	$357	$261

	December 31,
	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$78,289	$17,748
Working capital	56,234	1,076
Total assets	116,934	56,278
Total debt and capital leases	47,696	30,332
Additional paid-in capital	170,286	34,089
Total stockholders’ equity (deficit)	41,753	(2,968)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties that could cause our actual results to differ materially from our expectations. Factors that could cause such differences include, but are not limited to, those described in the section titled “Risk Factors” and elsewhere in this report.
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
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we have also focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social marketing, trade shows, industry events and telemarketing. In June 2014, we introduced our Summer Release 2014 that includes new native multichannel applications that support social, mobile, chat and email interactions. The new multichannel capabilities are powered by Five9 Connect, an intelligent technology layer that helps contact centers evaluate, prioritize and route requests. Five9 Connect also provides more mobility for supervisors and enables customized monitoring and reporting.
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees (including bundled plans) are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2014, 2013 and 2012, subscription and related usage fees accounted for 97%, 98% and 97% of our revenue, respectively. The remainder is comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $103.1 million for the year ended December 31, 2014, from $84.1 million and $63.8 million for the years ended December 31, 2013 and 2012, respectively. Revenue growth has primarily been driven by new clients choosing to use our solution and to a lesser extent, existing clients gradually increasing the number of agent seats under subscription or increasing usage. For each of the years ended December 31, 2014, 2013 and 2012, no single client accounted for more than 10% of our total revenue. As of December 31, 2014, we had over 2,000 clients across multiple industries, with subscriptions ranging in size from fewer than 10 agent seats to approximately 1,000 agent seats.
In April 2014, we consummated our IPO, in which we sold 11,500,000 shares of common stock (inclusive of 1,500,000 shares of common stock from the exercise of the overallotment option granted to the underwriters). The public offering price of the shares sold in the IPO was $7.00 per share. We received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million was paid by us prior to 2014 and the remaining $3.4 million was paid in the first two quarters of 2014.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our client base to include larger opportunities, grow revenue from our existing client base, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.
In order to pursue these opportunities, we anticipate that we will continue to expand our operations and headcount in the near term. The expected addition of new employees and the investments that we anticipate will be necessary to manage our anticipated growth will make it more difficult for us to generate earnings.
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in future periods. However, we expect these expenses as a percentage of revenue to decrease as we grow our revenues and gain economies of scale by increasing our client base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Key Operating and Financial Performance Metrics
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.
Dollar-Based Retention Rate
We believe that our Dollar-Based Retention Rate provides insight into our ability to retain and grow revenue from our clients, and is a measure of the long-term value of our client relationships. Our Dollar-Based Retention Rate is calculated by dividing our Retained Net Invoicing by our Retention Base Net Invoicing on a monthly basis, which we then average using the rates for the trailing twelve months for the period being presented. We define

Retention Base Net Invoicing as recurring net invoicing from all clients in the comparable prior year period, and we define Retained Net Invoicing as recurring net invoicing from that same group of clients in the current period. We define recurring net invoicing as subscription and related usage revenue excluding the impact of service credits, reserves and deferrals. Historically, the difference between recurring net invoicing and our subscription and related usage revenue has been within 10%.
The following table shows our Dollar-Based Retention Rate for the periods presented:

	December 31,
	2014	2013	2012
Dollar-Based Retention Rate	96%	100%	107%
Our Dollar-Based Retention Rate declined as of December 31, 2014 primarily due to a reduction in usage revenue during the period from one current client due to the competitive pricing environment on international calling, and our termination of one large client in 2013 based on financial difficulties experienced by this client and its failure to comply with the terms of its contract.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) other income (expense), net (4) provision for income taxes, and (5) other unusual items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(37,786)	$(31,314)	$(19,334)
Non-GAAP adjustments:
Depreciation and amortization (1)	6,463	4,415	2,624
Stock-based compensation (2)	6,753	1,949	464
Interest expense	4,161	1,080	557
Interest income and other	(245)	(29)	(14)
Provision for income taxes	85	70	62
Change in fair value of convertible preferred and common stock warrant liabilities	(1,745)	1,871	1,674
Reversal of contingent sales tax liability (3)	(2,766)	—	—
Accrued FCC charge (3)	2,000	—	—
Out of period adjustment for accrued federal fees (4)	235	—	—
Out of period adjustment for sales tax liability (5)	183	—	—
Adjusted EBITDA	$(22,662)	$(21,958)	$(13,967)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$5,138	$3,709	$2,439
Research and development	229	214	91
Sales and marketing	196	83	21
General and administrative	900	409	73
Total depreciation and amortization	$6,463	$4,415	$2,624
(2) See Note 8 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative. See Note 11 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K.
(4) Included in cost of revenue. The 2014 amount represents an out of period adjustment for 2008 through 2013. See Note 1 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K.
(5) Included in general and administrative. The 2014 amount represents an out of period adjustment for 2008 through 2013. See Note 1 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K.
Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring. This recurring revenue includes fixed subscription fees for the delivery and support of our VCC cloud platform as well as related usage fees. The related usage fees are based on the volume of minutes for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts for our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice.
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
Cost of Revenue
Our cost of revenue consists primarily of fees that we pay to telecommunications providers for usage, personnel costs (including stock-based compensation), costs to build out and maintain co-location data centers, depreciation and related expenses of the servers and equipment, USF contributions and other regulatory costs, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing and general and administrative expenses.
Research and Development.    Our research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred. We believe that continued investment in our solution is important for our future growth, and we expect research and development expenses to increase in absolute dollars in the foreseeable future, although these expenses as a percentage of our revenue are expected to decrease over time.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for employees in sales and marketing, including commissions and bonuses, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We expense the costs of sales commissions associated with the acquisition or renewal of client contracts as incurred in the period the contract is acquired or the renewal occurs. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, although these expenses as a percentage of our revenue are expected to decrease over time.
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses (including stock-based compensation) for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. Excluding a $2.8 million credit recorded in 2014 following a favorable ruling from a state's revenue authority (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K), a $2.0 million charge recorded in the third quarter of 2014 due to an expected settlement with the FCC Enforcement Bureau (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K), and a $0.2 million charge for an out of period adjustment for certain state sales taxes for 2008 through 2013, we expect that general and administrative expenses will fluctuate in absolute dollars from period to period but decline as a percentage of revenue over time.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases and change in fair value of convertible preferred and common stock warrant liabilities. As a result of our $20.0 million term loan borrowed in February 2014 (See Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K) and our continued capital spending funded by capital leases, we expect interest expense to increase in absolute dollars.
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
Results of Operations for the Years Ended December 31, 2014, 2013 and 2012
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue	53%	58%	62%
Gross profit	47%	42%	38%
Operating expenses:
Research and development	21%	21%	21%
Sales and marketing	36%	33%	26%
General and administrative	24%	22%	18%
Total operating expenses	81%	76%	65%
Loss from operations	(34)%	(34)%	(27)%
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	1%	(2)%	(2)%
Interest expense	(4)%	(1)%	(1)%
Interest income and other	—%	—%	—%
Total other income (expense), net	(3)%	(3)%	(3)%
Loss before provision for income taxes	(37)%	(37)%	(30)%
Provision for income taxes	—%	—%	—%
Net loss	(37)%	(37)%	(30)%

Comparison of the Years Ended December 31, 2014 and 2013
Revenue

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Revenue	$103,102	$84,132	$18,970	23%
For the year ended December 31, 2014, approximately $12.2 million, or 64%, of the increase in revenue was attributable to revenue from new clients acquired since January 1, 2014. Driven by our sales and marketing activities, our number of clients increased by approximately 17% as of December 31, 2014 compared to December 31, 2013. Approximately $6.8 million, or 36%, of the increase in revenue was attributable to revenue from existing clients as of December 31, 2013. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$54,661	$48,807	$5,854	12%
% of Revenue	53%	58%
The increase in cost of revenue was primarily due to a $2.2 million increase in personnel costs driven by increased headcount, a $1.2 million increase in USF contribution and other federal telecommunication service fees primarily due to increased sales and a $0.4 million charge recorded in the fourth quarter of 2014 for additional USF contribution for the period 2008 through the third quarter of 2014 (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K), a $1.2 million increase in depreciation expenses for servers and equipment due to additional investments in technical infrastructure to support current and expected future client growth, a $1.1 million increase in facility-related costs due to expanded office space and increased headcount, a $0.5 million increase in business travel and related expenses, and a $0.4 million increase in data center and telecommunication carrier costs due to increased investments in our data centers and network facilities including the build out of our UK data center in 2014. These increases were offset in part by a $1.1 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$48,441	$35,325	$13,116	37%
% of Revenue	47%	42%
The increase in gross margin was primarily due to improved usage efficiencies and continued benefits from economies of scale.
Operating Expenses
Research and Development

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Research and development	$22,110	$17,529	$4,581	26%
% of Revenue	21%	21%

The increase in research and development expenses for 2014 compared to 2013, was primarily due to a $3.3 million increase in personnel-related costs and a $1.4 million increase in stock-based compensation expense, which were primarily driven by an increase in average costs per employee as we had more senior level employees during 2014 as compared with 2013 as part of our investment in future growth.
Sales and Marketing

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$37,445	$28,065	$9,380	33%
% of Revenue	36%	33%
The increase in sales and marketing expenses was primarily due to a $3.7 million increase in personnel costs resulting from headcount additions, a $1.6 million increase in commissions paid to sales personnel driven by the growth in sales of our solution, a $1.5 million increase in marketing-related expenses, a $0.9 million increase in business travel and related expenses, a $0.8 million increase in facility and office-related costs due to expanded office space to support increased headcount, and a $0.8 million increase in stock-based compensation expense due to increased equity awards. The increases in headcount and other expense categories described above supported our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness. We increased marketing efforts to raise brand awareness and lead generation efforts, which led to increased marketing, travel and related expenses.
Sales and marketing expenses increased as a percentage of revenue primarily as a result of expenses incurred in increasing our field sales personnel and in expanding our marketing organization.
General and Administrative

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$24,416	$18,053	$6,363	35%
% of Revenue	24%	22%
The increase in general and administrative expenses was primarily due to a $4.5 million increase in personnel costs and a $2.3 million increase in stock-based compensation expense due to headcount additions as we became a public company, a $2.0 million charge for an expected settlement with the FCC Enforcement Bureau (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K), a $0.6 million increase in subscription fees to third-party SaaS providers due primarily to upgrading subscriptions to existing software and adding subscriptions to new software to support our growth, and a $0.5 million increase in depreciation expense primarily for computer equipment and software due to additional headcount and investments in infrastructure in preparation for future growth. These increases were offset in part by a $3.6 million decrease in contingent state sales taxes on usage-based fees, which was primarily the net effect of a $3.5 million decrease in such fees accrued for a specific state, including a $2.8 million credit we recorded in the second quarter of 2014, as a result of a favorable ruling from that state's revenue authority, which concluded that our services provided to customers in that state are not subject to its local taxes (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K), a $0.5 million decrease in such fees accrued for the other states as we commenced collecting state and local taxes and surcharges from our clients for applicable states in June 2014, and a $0.3 million state taxes and surcharges that was identified and recorded in the fourth quarter of 2014 for certain revenue earned during the period from 2008 through the third quarter of 2014 (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K).
General and administrative expenses as a percentage of revenue increased to 24% for 2014 from 22% for 2013 primarily as a result of increased headcount to support our growth and operate as a public company.

Other Income (Expense), Net

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of convertible preferred and common stock warrant liabilities	$1,745	$(1,871)	$3,616	(193)%
Interest expense	(4,161)	(1,080)	(3,081)	285%
Interest income and other	245	29	216	745%
Total other income (expense), net	$(2,171)	$(2,922)	$751	(26)%
% of Revenue	(3)%	(3)%
The increase in interest expense for 2014 compared with 2013 was primarily due to a $2.9 million increase in interest for our debt as a result of a higher average outstanding balance in 2014. In October 2013, we borrowed a $5.0 million term loan in connection with our acquisition of SoCoCare. In December 2013, we drew down $12.5 million under a revolving credit facility that matures in December 2016. In February 2014, we borrowed a $20.0 million term loan under a loan and security agreement. See Note 7 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K.
The $3.6 million favorable change relating to the change in fair value of convertible preferred and common stock warrant liabilities was primarily attributable to the fluctuation in the value of the underlying convertible preferred stock and common stock during 2013 and through our IPO. From December 31, 2012 to April 3, 2014, the value of our convertible preferred stock and common stock had increased through March 2014 and then decreased prior to our IPO. This price fluctuation caused a $1.9 million increase and a $1.7 million decrease in the fair value of these liability-classified warrants in 2013 and 2014, respectively.
Comparison of the Years Ended December 31, 2013 and 2012
Revenue

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Revenue	$84,132	$63,822	$20,310	32%
Revenue increased by $20.3 million, or 32%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Approximately $10.5 million of the increase was due to a 17% increase in the number of new clients from December 31, 2012 to December 31, 2013. The increase in the number of new clients was primarily driven by an increase in sales and marketing activities for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The remaining $9.8 million of the increase was due to revenue growth from existing clients as of December 31, 2012. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$48,807	$39,306	$9,501	24%
% of Revenue	58%	62%
Cost of revenue increased by $9.5 million, or 24%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in personnel costs of $4.1 million, telecommunications services costs of $1.6 million, depreciation and amortization costs of $1.3 million, co-location facility costs of $1.1 million, hosted software costs of $0.7 million and equipment-related expenses and facility overhead costs of $0.4 million. The increase in telecommunications services costs was partially offset by a decrease of $1.1 million in expenses related to USF contributions. This $1.1 million decrease was due to the fact that in the year ended December 31, 2012 we incurred duplicate expenses for USF contributions payable to both our wholesale telecommunications service providers and USAC, while in the year ended December 31, 2013, we solely incurred expenses for USF contributions payable to USAC. The increases in personnel costs were primarily driven by increased headcount. The increases in the other expense categories were primarily driven by investments in technical infrastructure to support current and expected future client growth.
Gross Profit

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$35,325	$24,516	$10,809	44%
% of Revenue	42%	38%
Overall gross margin increased by 4% from 38% to 42% for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a reduction in the costs for telecommunication services as a result of carrier changes and improved cost management systems and processes and elimination of duplicate USF contribution assessments. These decreases were partially offset by co-location and related equipment depreciation costs, which increased due to infrastructure investment as well as higher personnel costs driven by increased headcount to support growth.
Operating Expenses
Research and Development

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Research and development	$17,529	$13,217	$4,312	33%
% of Revenue	21%	21%
Research and development expenses increased $4.3 million, or 33%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in personnel costs of $3.8 million and facilities and equipment-related expenses of $0.5 million. The increase in personnel costs was primarily due to an increase in average employee and related costs as we increased compensation for our non-U.S. workforce, while also hiring senior level employees to invest in future growth.
Sales and Marketing

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$28,065	$16,808	$11,257	67%
% of Revenue	33%	26%
Sales and marketing expenses increased $11.3 million, or 67%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in personnel costs of $6.1 million, marketing-related activities of $2.6 million, commissions paid to sales personnel of $1.3 million, and allocated facility costs of $0.5 million. The increase in personnel costs was primarily due to headcount additions, while the increase in commissions was primarily due to growth in sales of our solution. We increased marketing efforts to raise brand awareness and lead generation efforts, which led to increased marketing, travel and related expenses. The increases in headcount and other expense categories described above supported our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness.

General and Administrative

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$18,053	$11,546	$6,507	56%
% of Revenue	22%	18%
General and administrative expenses increased $6.5 million, or 56%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in personnel costs of $2.6 million, fees for outside professional services of $2.3 million, third-party software costs of $0.5 million and equipment and facility costs of $0.4 million. The increase in personnel and equipment and facility costs was primarily due to increases in headcount and average salary and related costs due to senior-level hires as we built our management team in preparation for future growth. Outside professional services fees increased primarily due to legal and accounting costs as we prepared to become a public company, and the increase in third-party software costs was due primarily to upgrading existing software and purchasing new software to support our growth.
Other Income (Expense), Net

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of convertible preferred and common stock warrant liabilities	$(1,871)	$(1,674)	$(197)	12%
Interest expense	(1,080)	(557)	(523)	94%
Interest income and other	29	14	15	107%
Total other income (expense), net	$(2,922)	$(2,217)	$(705)	32%
% of Revenue	(3)%	(3)%
Other expense, net increased by $0.7 million to net expense of $2.9 million for the year ended December 31, 2013 compared to a net expense of $2.2 million for the year ended December 31, 2012, primarily due to an increase in interest and other, net expenses of $0.5 million due to increases in interest expense driven by additions of equipment financed by capital leases and outstanding debt.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, net proceeds raised from our IPO and debt financings. As of December 31, 2014, we had cash and available-for-sale short-term investments totaling $78.3 million.
In April 2014, we consummated our IPO and received aggregate proceeds of $74.9 million after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million was paid by us prior to 2014 and the remaining $3.4 million was paid in the first two quarters of 2014.
We maintain a revolving line of credit of $20.0 million with a bank under a loan and security agreement that was entered into in March 2013 and amended in October 2013, February 2014 and December 2014 ("2013 Loan and Security Agreement"). As of December 31, 2014, we had borrowed $12.5 million under this facility and the amount available for additional borrowings was $7.5 million. The 2013 Loan and Security Agreement contains certain covenants, including the requirement that we maintain $7.5 million of cash deposited with the lender for the term of the agreement and includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default. As of December 31, 2014, we were in compliance with these covenants. See Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.

In February 2014, we entered into a loan and security agreement (the “2014 Loan and Security Agreement”) with a syndicate of two lenders ("Lenders") for a term loan facility of $30.0 million. At closing, we borrowed $20.0 million from the term loan facility with the remaining $10.0 million available to be borrowed until February 2015. In February 2015, we amended the 2014 Loan and Security Agreement with the Lenders to extend the date by which we can draw down the remaining $10.0 million to February 2016 in exchange for an amendment fee (see Note 16 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K). The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of December 31, 2014, we were in compliance with these covenants.
We believe our existing cash, available-for-sale short-term investments and the amounts available for borrowing under our term loan facility and our revolving line of credit will be sufficient to meet our working capital and capital expenditure needs at least through December 31, 2015. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional funds through the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could harm our ability to conduct our business.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(24,279)	$(20,959)	$(8,301)
Net cash used in investing activities	(21,042)	(1,021)	(1,589)
Net cash provided by financing activities	85,862	33,767	10,473
Net increase in cash and cash equivalents	$40,541	$11,787	$583
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of client payments. For the periods presented, we have continued to increase our investments in personnel and infrastructure faster than our growth in revenue, resulting in an increase in our net losses. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect net uses of cash by operations to continue. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the years ended December 31, 2014, 2013 and 2012, our days-sales-outstanding were 24, 25 and 24 days, respectively.
During the year ended December 31, 2014, net cash used in operating activities increased by $3.3 million compared to 2013 primarily due to a $3.0 million increase in net loss after adjusting for non-cash expenses and a $0.4 million decrease in net cash inflow resulting from changes in operating assets and liabilities.
During the year ended December 31, 2014, cash inflows from changes in operating assets and liabilities primarily included a $1.9 million increase in accrued and other liabilities and a $1.0 million increase in deferred revenue primarily attributable to increased billings. The increase in accrued and other liabilities was attributable to increased bonus accrual driven by our improved financial performance in the fourth quarter of 2014, increased commissions accrual for sales personnel driven by the growth in sales of our solution and increased accrual for other personnel related costs. Cash outflows from changes in operating assets and liabilities primarily included a $1.4 million increase in accounts receivable due to increased sales.
During the year ended December 31, 2013, we used $21.0 million in cash in operating activities due to a net loss of $31.3 million, and increases in accounts receivable of $1.6 million, and prepaid expenses and other current assets of $0.3 million, offset by non-cash items such as depreciation and amortization of $4.4 million, stock-based compensation of $1.9 million, change in fair value of convertible preferred stock warrant liability of $1.9 million, and cash positive changes in accounts payable and accrued liabilities of $3.9 million. The increase in our net loss for the year ended December 31, 2013 was driven by a significant increase in investments in our infrastructure and personnel to support our current business growth.
During the year ended December 31, 2012, we used $8.3 million in cash in operating activities as a result of a net loss of $19.3 million, a $2.1 million increase in accounts receivable, and a $0.4 million increase in prepaid expenses and other current assets related to long-term maintenance contracts and annual subscription fees on third-party licensed technology. These decreases in cash were partially offset by non-cash items, including depreciation and amortization of $2.6 million, change in the fair value of our convertible preferred stock warrant liability of $1.7 million, and stock-based compensation of $0.5 million, as well as positive cash changes in deferred revenue of $1.4 million attributable to increased collections from clients, a net increase in accounts payable and accrued liabilities of $6.6 million primarily related to increased headcount, operations growth and increases in federal fees and sales taxes due, and a $0.5 million increase in other liabilities, primarily resulting from deferred rent. The increase in our net loss for the year ended December 31, 2012 was driven by increases in investment in our infrastructure and personnel in anticipation of future business growth. Accounts receivable increased primarily due to the overall growth of sales of our solution outpacing collections of existing receivables, and an increase in our day’s sales outstanding from 20 for the year ended December 31, 2011 to 24 for the year ended December 31, 2012.
Cash Flows from Investing Activities
During the year ended December 31, 2014, cash used in investing activities of $21.0 million was primarily for purchase of short-term investments of $50.0 million and purchase of property and equipment of $1.0 million, offset by $30.0 million in proceeds from the sale of short-term investments.
During the year ended December 31, 2013, cash used for investing activities was $1.0 million, due to $2.8 million of cash used in the acquisition of Face It, Corp. and in the purchase of property and equipment of $0.6 million, partially offset by the proceeds from the sale of certificates of deposit of $2.5 million.
During the years ended December 31, 2012, we used $1.6 million in cash for investing activities. We used $2.7 million of cash for capital expenditures, including investment in computer hardware and software for our data centers to support our growth. Additionally, in 2012, we received $1.1 million, net, of cash for purchases and sales of short-term investments, composed primarily of twelve-month certificates of deposit.
Cash Flows from Financing Activities
During the year ended December 31, 2014, cash provided by financing activities of $85.9 million was attributable to proceeds of $71.5 million from the IPO net of $3.4 million of payments for offering costs made in the first two quarters of 2014, net proceeds of $19.5 million from our 2014 Loan and Security Agreement, cash received from stock option and warrants exercises of $1.2 million, and proceeds of $0.7 million from the sale of common stock under our employee stock purchase plan. These cash inflows were partially offset by $7.0 million in repayments on our capital lease and notes payable obligations.
During the year ended December 31, 2013, cash provided by financing activities of $33.8 million was primarily attributable to our series D-2 convertible preferred stock issuance which provided $21.8 million in net proceeds, net proceeds from debt issuances of $17.5 million, and cash received from stock exercises of $0.7 million. This increase was partially offset by $5.4 million in repayments on our capital lease and notes payable obligations and $0.8 million paid in deferred offering costs.
During the year ended December 31, 2012, cash provided by financing activities of $10.5 million was primarily attributable to our issuance of series C-2 convertible preferred stock which provided $11.9 million in net proceeds and $1.4 million in proceeds from equipment financing related to reimbursements for purchased fixed assets. These amounts were partially offset by repayments on our capital lease and notes payable obligations of $2.9 million.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in the notes to consolidated financial statements under ITEM 8 of this Form 10-K, the following accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
Our revenue consists of subscription services and related usage as well as professional services. We charge clients monthly subscription fees for access to our solution. Monthly subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound customer interactions. We also offer bundled plans, generally for smaller deployments whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of our software.
We offer monthly, annual and multiple-year contracts to clients, generally with 30 days’ notice required for changes in the number of agent seats and sometimes with a minimum number of agent seats requirement. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including plans bundled with usage, are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance and upgrades and enhancements to our solution on a when-and-if-available basis, which are not billed separately.
We generally require advance deposits from our clients based on estimated usage. Fees for certain clients' usage are applied against the advance deposit resulting in continuous consumption and requiring frequent replenishment of the deposit. Any unused portion of the deposit is refundable to the client upon termination of the arrangement, provided all amounts due have been paid. All fees, except usage deposits, are non-refundable.
Professional services are primarily billed on a fixed-fee basis and are performed by us directly, or clients may also choose to perform these services themselves or engage their own third-party service providers.
Our sales arrangements generally involve multiple deliverables, including subscription services and related usage as well as professional services, all of which have standalone value to the client. We allocate arrangement consideration to these deliverables based on the relative standalone selling price method in accordance with the selling price hierarchy, which includes: (i) Vendor Specific Objective Evidence (“VSOE”) if available; (ii) Third Party Evidence (“TPE”) if VSOE is not available; and (iii) Best Estimate of Selling Price (“BESP”) if neither VSOE nor TPE is available.
VSOE.    We determine VSOE based on our historical pricing and discounting practices for the specific service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately. We have not met the criteria to establish selling prices based on VSOE.
TPE.    When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Our services are significantly differentiated such that the comparable pricing of deliverables with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the standalone selling prices of similar deliverables sold by competitors. As a result, we have not met the criteria to establish selling prices based on TPE.
BESP.    Since we are unable to establish a selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, and competitive landscape. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.
We recognize revenue for each unit of accounting when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is reasonably assured.
Revenue allocated to the separate accounting units is recognized as follows:

•	fixed subscription revenue is recognized on a straight-line basis over the applicable term, predominantly the monthly contractual billing period;

•
variable usage revenue is recognized as actual usage occurs. Usage revenue in subscription arrangements that include bundled usage is recognized on a straight-line basis over the applicable term, as the Company cannot reliably estimate client usage patterns; and

•
professional services revenue is recognized as services are performed using the proportional performance method, with performance measured based on labor hours, assuming all other revenue recognition criteria have been met.

At the time of each revenue transaction, we assesses whether fees under the arrangement are fixed or determinable and whether collection is reasonably assured. For arrangements where the fee is not fixed or determinable, we recognize revenue as these amounts become due and payable. We assess collection based on a number of factors, including past transaction history and the creditworthiness of the client. If we determine that collection of fees is not reasonably assured, we defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. We maintain a revenue reserve for potential credits to be issued in accordance with service level agreements or for other revenue adjustments. The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer which may include, but is not limited to, sales, use, value added and excise taxes.
We record USF contributions and other regulatory costs on a gross basis in our consolidated statement of operations and comprehensive loss and record surcharges and sales, use and excise taxes billed to our clients on a net basis. The cost of gross USF contributions payable to USAC and suppliers is presented as a cost of revenue in the consolidated statement of operations and comprehensive loss. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to our clients are presented in general and administrative expense in the consolidated statement of operations and comprehensive loss.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured at the grant date fair value of the award and recognized in the financial statements, net of forfeitures, using the straight-line method over the service period, which is generally the vesting period.

We value each RSU at the fair value of our common stock on the date of grant. Prior to the IPO, we estimated the fair value of our common stock utilizing periodic contemporaneous valuations prepared by an independent third-party appraiser based upon several factors, including our operating and financial performance, progress and milestones attained in our business, and past sales of convertible preferred stock. Upon the effectiveness of the IPO, the fair value of our common stock is its closing market price as of the measurement date.
The fair value of each stock option award or each purchase right under our employee stock purchase plan ("ESPP") is estimated on the grant date using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
These assumptions are estimated as follows:

•
Expected term - Represents the weighted-average period that the equity grants are expected to remain outstanding. Our computation of expected term for stock options utilizes the simplified method in accordance with the SEC Staff Accounting Bulletin No. 110 due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The expected term for options issued to non-employees is the contractual term;

•
Volatility - The volatility is based upon the historical volatility of a peer group of publicly traded companies that are similar to us in industry, size, stage of life cycle, and financial leverage. For each period, a similar peer group of publicly traded companies was used to determine expected volatility and to determine the fair value of our common stock. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. Starting in November 2014, we estimate the expected volatility assumption for purchase rights under the ESPP based on the historical volatility of our common stock, as our common stock had then been publicly traded for more than six months (i.e. the expected term of the purchase rights under the ESPP);

•	Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the time of grant with a term that approximates the expected term of the grant; and

•	Dividend yield - Assumption is based on our history of not paying dividends and no future expectations of dividend payouts.
 In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our option awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.
Goodwill and Intangible Assets
We perform testing for impairment of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis is performed, involving a comparison between the estimated fair values of our reporting unit with the respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. As of December 31, 2014 and 2013, there was no impairment to the carrying value of the Company's goodwill.
Our intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. The Company has concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2014 and 2013.
We must use judgment in evaluating whether events or circumstances indicate that useful lives of intangible assets should change or that the carrying value of goodwill or intangible assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.
Income Taxes
We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2014 and 2013, we provided a full valuation allowance against our net deferred tax assets.
We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes.
As of December 31, 2014, we had net operating loss carryforwards of approximately $106.4 million for federal income taxes and $68.8 million for state income taxes. If not utilized, these carryforwards will begin to expire in 2024 for federal purposes and began to expire in 2014 for state purposes. As of December 31, 2014, we had research credit carryforwards of $1.6 million and $1.3 million for federal and state income taxes, respectively. If not utilized, these federal research carryforwards will begin to expire in 2028. The state tax credit can be carried forward indefinitely.
Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we have a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.
Recent Accounting Pronouncements
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard will be effective for our annual period ending December 31, 2016 and interim and annual periods thereafter. Early adoption is permitted. We do not expect that the requirement will have an impact on our financial position, results of operations or cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Off Balance Sheet Arrangements
As of December 31, 2014, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Commitments
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting and telecommunication usage services. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable (1)	$27,140	$3,180	$11,627	$12,333	$—
Revolving line of credit (2)	12,500	—	12,500	—	—
Capital lease obligations (3)	10,952	5,694	5,173	85	—
Operating lease obligations (4)	6,371	2,147	3,920	304	—
Telecommunication usage (5)	4,484	3,184	1,300	—	—
Hosting services (6)	3,753	1,583	2,170	—	—
Total	$65,200	$15,788	$36,690	$12,722	$—

(1) Notes payable includes two term loans and a promissory note with a governmental agency. See Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
(2) Revolving line of credit obligation represents an outstanding balance under our revolving line of credit with a lender. See Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
(3) Capital lease obligations represent financing on computer and networking equipment and software purchases for our co-location data centers.
(4) Operating lease obligations represent our obligations to make payments under the lease agreements for our office facilities and office equipment leases.
(5) Telecommunication usage represents guaranteed minimum payments for telecommunication services.
(6) Hosting services represent rental agreements for co-location facilities.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows.
Contingencies — Legal and Regulatory
We are subject to certain legal and regulatory proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred.
Universal Services Fund Liability
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. As of December 31, 2014, we had an accrued liability of $5.2 million for past due USF contributions and related interest and penalties dating back to 2003 and an accrued liability of $2.0 million for a tentative FCC civil penalty that will likely be payable to the U.S. Treasury over 36 months beginning in early 2015 under an installment payment plan to be further negotiated by us and the FCC Enforcement Bureau. These liabilities were included in "Accrued federal fees" on the consolidated balance sheets. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
State and Local Taxes and Surcharges
We are also obligated to remit various state and local taxes and surcharges on our sales of subscription service and usage.
As of December 31, 2014, we had an accrued liability of $2.6 million for contingent state and local sales taxes and surcharges for our sales of both subscription services and usage, which were not being collected from our clients but may be imposed by various states and municipalities. This liability was included in "Sales tax liability (non current)" on the consolidated balance sheets. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
NobelBiz Litigation
In April 2012, NobelBiz, Inc., or NobelBiz, filed a complaint against us in the U.S. District Court for the Eastern District of Texas, Case No. 6:12-cv-00243-LED, alleging infringement of U.S. Patent No. 8,135,122, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found against us. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the prior patent and addresses the same technology. This complaint is one of six complaints currently known to have been brought by NobelBiz regarding the same patent. In March 2013, the court granted the Company's motion to transfer the case to the U.S. District Court for the Northern District of California subsequent to which the complainant amended its claim to include another related patent. The Company has responded to this amended claim by continuing to assert non-infringement and invalidity of the patents. On January 16, 2015, the Court issued an order regarding claim construction of the two patents-in-suit. No trial date or further schedule has been set, but now that the Court has issued its claim construction ruling, it is anticipated that the Court will enter a further scheduling order setting additional dates for the case. We intend to vigorously defend ourselves against NobelBiz’s claims to the extent necessary. The result of this litigation is inherently uncertain. Please see “ITEM 3. Legal Proceedings" of this Form 10-K.
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of Universal Health Care Group, Inc., which entity serves as the sole member of American Managed Care, LLC (“AMC”), filed an adversary complaint against the Company. See Note 16 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
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
Interest Rate Sensitivity
As of December 31, 2014, we had cash of $58.3 million and short-term investments of $20.0 million. We hold our cash and short-term investments for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our short-term investments reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments.
As of December 31, 2014, we had a total of $37.0 million outstanding under our variable interest rate debt or financing agreements. See Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a detailed discussion of our indebtedness. For the year ended December 31, 2014, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.3 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.9 million on our operating results.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Five9, Inc.:
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five9, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Santa Clara, California
March 10, 2015

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$58,289	$17,748
Short-term investments	20,000	—
Accounts receivable, net	8,335	6,970
Prepaid expenses and other current assets	1,960	1,651
Total current assets	88,584	26,369
Property and equipment, net	12,571	11,607
Intangible assets, net	2,553	3,065
Goodwill	11,798	11,798
Other assets	1,428	3,439
Total assets	$116,934	$56,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,179	$4,306
Accrued and other current liabilities	7,318	5,929
Accrued federal fees	7,215	4,206
Sales tax liability	297	98
Notes payable	3,146	1,522
Capital leases	4,849	4,857
Deferred revenue	5,346	4,375
Total current liabilities	32,350	25,293
Revolving line of credit	12,500	12,500
Sales tax liability — less current portion	2,582	5,350
Notes payable — less current portion	22,778	7,095
Capital leases — less current portion	4,423	4,358
Convertible preferred and common stock warrant liabilities	—	3,935
Other long-term liabilities	548	715
Total liabilities	75,181	59,246
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2014; 125,115 shares authorized, 122,216 shares issued and outstanding as of December 31, 2013	—	53,734
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of December 31, 2013	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 49,322 shares issued and outstanding as of December 31, 2014; 200,000 shares authorized, 5,494 shares issued and outstanding as of December 31, 2013	49	5
Additional paid-in capital	170,286	34,089
Accumulated deficit	(128,582)	(90,796)
Total stockholders’ equity (deficit)	41,753	(2,968)
Total liabilities and stockholders’ equity (deficit)	$116,934	$56,278
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$103,102	$84,132	$63,822
Cost of revenue	54,661	48,807	39,306
Gross profit	48,441	35,325	24,516
Operating expenses:
Research and development	22,110	17,529	13,217
Sales and marketing	37,445	28,065	16,808
General and administrative	24,416	18,053	11,546
Total operating expenses	83,971	63,647	41,571
Loss from operations	(35,530)	(28,322)	(17,055)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	1,745	(1,871)	(1,674)
Interest expense	(4,161)	(1,080)	(557)
Interest income and other	245	29	14
Total other income (expense), net	(2,171)	(2,922)	(2,217)
Loss before provision for income taxes	(37,701)	(31,244)	(19,272)
Provision for income taxes	85	70	62
Net loss	$(37,786)	$(31,314)	$(19,334)
Net loss per share:
Basic and diluted	$(1.00)	$(7.82)	$(5.82)
Shares used in computing net loss per share:
Basic and diluted	37,604	4,006	3,321
Comprehensive Loss:
Net loss	$(37,786)	$(31,314)	$(19,334)
Other comprehensive income:
Change in unrealized gain/loss on short-term investments, net of tax	—	—	—
Comprehensive loss	$(37,786)	$(31,314)	$(19,334)
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	94,044	$20,065	2,855	$3	$18,888	$(40,148)	$(1,192)
Issuance of Series C-2 convertible preferred stock (net of issuance costs of $125)	12,903	11,875	—	—	—	—	11,875
Issuance of common stock upon exercise of stock options	—	—	649	1	119	—	120
Stock-based compensation	—	—	—	—	464	—	464
Net loss	—	—	—	—	—	(19,334)	(19,334)
Balance as of December 31, 2012	106,947	31,940	3,504	4	19,471	(59,482)	(8,067)
Issuance of Series D-2 convertible preferred stock (net of issuance costs of $200)	15,269	21,794	—	—	—	—	21,794
Issuance of common stock and stock options to acquire Face It, Corp.	—	—	1,423	1	12,067	—	12,068
Issuance of common stock upon exercise of stock options	—	—	448	—	602	—	602
Issuance of restricted common stock	—	—	119	—	—	—	—
Stock-based compensation	—	—	—	—	1,949	—	1,949
Net loss	—	—	—	—	—	(31,314)	(31,314)
Balance as of December 31, 2013	122,216	53,734	5,494	5	34,089	(90,796)	(2,968)
Issuance of Series A-2 convertible preferred stock upon exercise of warrants	166	509	—	—	—	—	509
Conversion of preferred stock to common stock upon IPO	(122,382)	(54,243)	30,595	31	54,212	—	—
Reclass of warrant liabilities to APIC upon IPO	—	—	—	—	2,647	—	2,647
Initial public offering (net of issuance costs of $4,239)	—	—	11,500	11	70,615	—	70,626
Issuance of common stock upon exercise of stock options and warrants	—	—	1,556	2	1,110	—	1,112
Issuance of common stock upon vesting of restricted stock units	—	—	15	—	—	—	—
Issuance of common stock under ESPP	—	—	156	—	660	—	660
Issuance of unregistered common stock	—	—	6	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	200	—	200
Stock-based compensation	—	—	—	—	6,753	—	6,753
Net loss	—	—	—	—	—	(37,786)	(37,786)
Balance as of December 31, 2014	—	$—	49,322	$49	$170,286	$(128,582)	$41,753
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(37,786)	$(31,314)	$(19,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,463	4,415	2,624
Provision for doubtful accounts	76	89	214
Stock-based compensation	6,753	1,949	464
Loss (gain) on disposal of property and equipment	1	(5)	7
Non-cash interest expense	293	6	22
Changes in fair value of convertible preferred and common stock warrant liabilities	(1,745)	1,871	1,674
Accretion of discounts on short-term investments	(7)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,390)	(1,574)	(2,125)
Prepaid expenses and other current assets	(216)	(322)	(350)
Other assets	(128)	(136)	18
Accounts payable	300	196	1,988
Accrued and other current liabilities	1,863	1,429	250
Accrued federal fees and sales tax liability	440	2,325	4,353
Deferred revenue	1,012	106	1,354
Other liabilities	(208)	6	540
Net cash used in operating activities	(24,279)	(20,959)	(8,301)
Cash flows from investing activities:
Purchases of property and equipment	(1,025)	(554)	(2,680)
Cash paid to acquire Face It, Corp., net of cash acquired of $128	—	(2,836)	—
Restricted cash	(25)	(121)	—
Purchase of short-term investments	(49,992)	—	(2,490)
Proceeds from sale of short-term investments	30,000	2,490	3,581
Net cash used in investing activities	(21,042)	(1,021)	(1,589)
Cash flows from financing activities:
Net proceeds from IPO, net of payments for offering costs	71,459	—	—
Payments for deferred offering costs	—	(821)	(12)
Net proceeds from issuance of convertible preferred stock	—	21,794	11,875
Proceeds from exercise of common stock options and warrants	1,212	702	120
Proceeds from sale of common stock under ESPP	660	—	—
Proceeds from notes payable	19,536	5,000	—
Repayments of notes payable	(1,556)	(810)	(743)
Payments of capital leases	(5,449)	(4,598)	(2,185)
Proceeds from equipment financing	—	—	1,418
Proceeds from revolving line of credit	—	18,500	—
Repayments on revolving line of credit	—	(6,000)	—
Net cash provided by financing activities	85,862	33,767	10,473
Net increase in cash and cash equivalents	40,541	11,787	583
Cash and cash equivalents:
Beginning of period	17,748	5,961	5,378
End of period	$58,289	$17,748	$5,961
Supplemental disclosures of cash flow data:
Cash paid for interest	$3,869	$1,088	$501
Cash paid for income taxes	46	132	89
Non-cash investing and financing activities:
Equipment obtained under capital lease	$5,886	$4,747	$5,455
Equipment purchased and unpaid at period-end	11	10	933
Deferred IPO costs incurred but unpaid at period-end	—	1,346	—
Reclass of deferred IPO costs to additional paid-in capital	2,179	—	—
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	509	—	—
Vesting of early exercised stock options	200	—	—
Reclass of warrants liabilities to additional paid-in capital upon IPO	2,647	—	—
Conversion of convertible preferred stock to common stock upon IPO	54,243	—	—
Conversion of accrued federal fees to note payable, net	—	4,075	—
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud contact center software. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe and Asia, which primarily provide research, development and client support services.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation. As the Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), it can delay the adoption of new accounting standards until those standards would otherwise apply to privately-held companies. However, the Company has elected to comply with all new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth publicly-held companies. Under the JOBS Act, such election is irrevocable.
Initial Public Offering
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
In this annual report on Form 10-K, all information related to common stock, warrants to purchase common stock, stock awards and earnings per share has been retroactively adjusted to give effect to the 4:1 reverse stock split, without any change in the par value per share. Fractional shares resulting from the reverse stock split have been rounded down to the closest whole share. Information related to shares of common stock authorized for issuance, convertible preferred stock and warrants to purchase convertible preferred stock has not been retroactively adjusted for the reverse stock split as there was no change in capital structure for these shares.
Immaterial Out of Period Adjustments
In the fourth quarter of 2014, the Company identified certain revenue earned during the period from 2008 through the third quarter of 2014 that should have been subject to USF contribution and state sales taxes and surcharges. Accordingly, during the fourth quarter of 2014, the Company had recorded $0.4 million in cost of revenue and $0.3 million in general and administrative expenses as out of period adjustments with corresponding increases in "Accrued federal fees" and "Sales tax liability" on the consolidated balance sheets. For each of these adjustments, $0.2 million is related to the period 2008 through 2013 and the remaining balance is related to the first three quarters of 2014. The Company believes that such amounts are not material to any of the prior reporting periods and also that the cumulative adjustment is not material to the quarter or the year ended December 31, 2014.

Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue, the allowance for doubtful accounts, intangible assets, goodwill, loss contingencies, including the Company’s accrual for federal fees and sales tax liability, accrued liabilities, stock-based compensation, fair value calculations of the convertible preferred and common stock warrant liabilities, provision for income taxes and uncertain tax positions. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate as of the balance sheet date, and all non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Revenues and expenses are converted using average rates in effect on a monthly basis. Exchange gains and losses resulting from foreign currency transactions were not significant and are reported in other expense, net for the years ended December 31, 2014, 2013 and 2012.
Cash and Cash Equivalents
The Company considers highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. Cash equivalents consist of money market funds and certificates of deposit with original maturities of three months or less, and are stated at cost plus accrued interest, which approximates fair value.
Short-Term Investments
The Company considers all investments in marketable securities with original maturities at the date of purchase of more than three months to be short-term investments. Short-term investments are classified as available-for-sale at the time of purchase and the Company reevaluates such classification at each balance sheet date. Unrealized gains and losses for short-term investments are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Any unrealized losses that are considered to be other-than-temporary impairments are recorded in "Other income, net" in the consolidated statements of operations and comprehensive loss. Realized gains (losses) on the sale of short-term investments are determined using the specific-identification method and recorded in "Other income, net" in the consolidated statements of operations and comprehensive loss. Interest and dividends are included in interest income when earned. As of December 31, 2014, the carrying value of all of the Company’s short-term investments approximated fair value.
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at one large reputable financial institution. Total cash and cash equivalents in excess of insured limits were $58.0 million and $16.6 million as of December 31, 2014 and 2013, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2014 and 2013, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2014, 2013 and 2012, no single client represented more than 10% of revenue.
Allowance for Doubtful Accounts
The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the creditworthiness of each client. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major client’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.
The following table presents the changes in the accounts receivable allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$42	$54	$23
Add: bad debt expense	76	89	214
Less: write-offs, net of recoveries	(53)	(101)	(183)
Balance, end of period	$65	$42	$54
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization, and is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Lives
Computer and network equipment	3 years
Computer software	3 years
Development costs	1 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets or asset groups are expected to generate. If such evaluation indicates that the carrying amount of the assets or asset groups is not recoverable, the carrying amount of such assets or asset groups is reduced to fair value. No impairment losses have been recognized in any of the periods presented.
Business Combinations
When the Company acquires businesses, it allocates the purchase price to assets and liabilities, and identifiable intangible assets acquired at the acquisition date based upon their estimated fair values. The excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to intangible assets, which can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and subject to refinement during a measurement period that may be up to one year from the acquisition date.
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to evaluate these items and record any adjustments to the preliminary estimates to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the consolidated statements of operations and comprehensive loss.

Goodwill and Intangible Assets
The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but instead is required to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.
The Company performs testing for impairment of goodwill in its fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis will be performed, involving a comparison between the estimated fair values of the Company’s reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
Intangible assets, consisting of acquired developed technology, domain names, customer relationships and non-compete agreements, are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to seven years. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships is included in sales and marketing expense. Amortization expense related to domain names and non-compete agreements is included in general and administrative expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable.
Revenue Recognition
The Company’s revenue consists of subscription services and related usage as well as professional services. The Company charges clients monthly subscription fees for access to the Company’s solution. The monthly subscription fees are primarily based on the number of agent seats, as well as the specific Virtual Contact Center (“VCC”) functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of the Company’s clients purchase both subscriptions and related usage. A small percentage of the Company's clients subscribe to its platform but purchase telephony usage directly from a wholesale telecommunications service provider. The Company does not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. The Company also offers bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of the Company’s software.
The Company offers monthly, annual and multiple-year contracts to its clients, generally with 30 days’ notice required for changes in the number of agent seats and sometimes with a minimum number of agent seats requirement. Larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees (including bundled plans) are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance for the Company’s solution and upgrades and enhancements to the VCC cloud platform on a when-and-if-available basis, which are not billed separately.
The Company generally requires advance deposits from its clients based on estimated usage when such usage is not billed as part of a bundled plan. Fees for certain clients’ usage are applied against the advance deposit resulting in continuous consumption and therefore requires frequent replenishment of the deposit. Any unused portion of the deposit is refundable to the client upon termination of the arrangement, provided all amounts due have been paid. All fees, except usage deposits, are non-refundable.
Professional services are primarily billed on a fixed-fee basis and are performed by the Company directly, or clients may also choose to perform these services themselves or engage their own third-party service providers.
The Company’s sales arrangements generally involve multiple deliverables, including subscription services and related usage as well as professional services, all of which have stand-alone value to the client. The Company allocates arrangement consideration to these deliverables based on the relative stand-alone selling price method in accordance with the selling price hierarchy, which includes: (i) Vendor Specific Objective Evidence (“VSOE”) if available; (ii) Third-Party Evidence (“TPE”) if VSOE is not available; and (iii) Best Estimate of Selling Price (“BESP”) if neither VSOE nor TPE is available.
VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately. The Company has not met the criteria to establish selling prices based on VSOE.
TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company’s services are significantly differentiated such that the comparable pricing of deliverables with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the stand-alone selling prices of similar deliverables sold by competitors. As a result, the Company has not met the criteria to establish selling prices based on TPE.
BESP. Since the Company is unable to establish a selling price using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for deliverables by considering multiple factors including prices it charges for similar offerings, market conditions and the competitive landscape. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.
The Company recognizes revenue for each unit of accounting when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is reasonably assured.
Revenue allocated to the separate accounting units is recognized as follows:

•	fixed subscription revenue is recognized on a straight-line basis over the applicable term, predominantly the monthly contractual billing period;

•
variable usage revenue is recognized as actual usage occurs. Usage revenue in subscription arrangements that include bundled usage is recognized on a straight-line basis over the applicable term, as the Company cannot reliably estimate client usage patterns; and

•
professional services revenue is recognized as services are performed using the proportional performance method, with performance measured based on labor hours, assuming all other revenue recognition criteria have been met.

At the time of each revenue transaction, the Company assesses whether fees under the arrangement are fixed or determinable and whether collection is reasonably assured. For arrangements where the fee is not fixed or determinable, the Company recognizes revenue as these amounts become due and payable. The Company assesses collection based on a number of factors, including past transaction history and the creditworthiness of the client. If the Company determines that collection of fees is not reasonably assured, it defers the revenue and recognizes revenue at such time when collection becomes reasonably assured, which is generally upon receipt of payment. The Company maintains a revenue reserve for potential credits to be issued in accordance with service level agreements or for other revenue adjustments. The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes.
The Company records USF contributions and other regulatory costs on a gross basis in its consolidated statements of operations and comprehensive loss and records surcharges and sales, use and excise taxes billed to its clients on a net basis. The cost of gross USF contributions payable to the USAC and suppliers is presented as a cost of revenue in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2014, 2013 and 2012, total USF contributions and other regulatory costs included in cost of revenue were $4.4 million, $3.9 million and $3.2 million, respectively. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to the Company’s clients are presented in general and administrative expense in the consolidated statements of operations and comprehensive loss.
Deferred Revenue
Deferred revenue consists of billings or payments received from clients for subscription service, estimated usage and professional services in advance of revenue recognition and are recognized as the revenue recognition criteria are met. The Company generally invoices its clients monthly in advance for subscription services. Accordingly, the deferred revenue balance does not represent the total contract value of sales arrangements. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Cost of Revenue
Cost of revenue consists primarily of fees that the Company pays to telecommunications providers for usage, personnel costs (including stock-based compensation), costs to build out and maintain co-location data centers, depreciation and related expenses of the servers and equipment, USF contributions and other federal regulatory costs, allocated office and facility costs and amortization of acquired technology. Personnel costs include those associated with support of the Company’s solution, clients and data center operations, as well as with providing professional services. Data center costs include costs to build out and setup, as well as co-location fees for the right to place the Company’s services in data centers owned by third parties.
Research and Development
Research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. Research and development costs are expensed as incurred. The Company reviews development costs incurred for internal-use software in the application development stage and assesses costs for capitalization. As of December 31, 2014 and 2013, the amount of capitalized internal-use software development costs was immaterial.
Advertising Costs
We primarily advertise our services through the web and in conjunction with partners. Advertising costs are expensed as incurred and were $8.7 million, $7.3 million, $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel. Sales commissions associated with the acquisition or renewal of a client contract are recognized as sales and marketing expense as incurred. Commission expense was $6.4 million, $4.8 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured as the grant date fair value of the award. The Company estimates the fair value of stock options and purchase rights under the Company's 2014 employee stock purchase plan ("ESPP") using the Black-Scholes option-pricing model. The fair value of restricted stock awards is equal to the fair value of the Company’s common stock on the date of grant.

Compensation expense is recognized net of estimated forfeitures using the straight-line method over the service period, which is generally the vesting period.
Compensation expense for non-employee stock awards subject to vesting is revalued as of each reporting date until the awards are vested. Stock-based non-employee compensation is recognized over the vesting periods of the equity awards. For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expenses related to equity awards granted to non-employees were immaterial.
Convertible Preferred and Common Stock Warrant Liabilities
Prior to the Company's IPO, convertible preferred stock warrants and common stock warrants included provisions that potentially adjust the number of shares to be issued on settlement, or that potentially adjust the exercise prices, which made these instruments freestanding and accordingly they were classified as liabilities on the Company’s consolidated balance sheets. These warrant liabilities were subject to re-measurement at each balance sheet date until April 3, 2014 when, in connection with the Company's IPO, all the then-outstanding convertible preferred stock warrants became warrants to purchase common stock and the carrying value of the liabilities had been reclassified to additional paid-in capital.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2014 and 2013, the Company recorded a full valuation allowance against the net deferred tax assets because of its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants, vesting of restricted stock and purchase under the ESPP . In periods of net loss, all potentially issuable common shares are excluded from the diluted net loss per share computation because they are anti-dilutive. Therefore, basic and diluted net loss per share are the same for all years presented in the consolidated statements of operations and comprehensive loss.
The Company applied the two-class method to calculate basic and diluted net loss per share of common stock in periods shares of convertible preferred stock were outstanding as shares of convertible preferred stock are participating securities due to their dividend rights. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. The Company’s participating securities are not included in the computation of net loss per share in periods of net loss because the preferred shareholders have no contractual obligation to participate in losses.
Indemnification
Certain of the Company’s agreements with clients include provisions for indemnification against liabilities if its services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2014 or 2013.
Segment Information
The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Recent Accounting Pronouncements
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard will be effective for the Company's annual period ending December 31, 2016 and interim and annual periods thereafter. Early adoption is permitted. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company's annual and interim reporting periods beginning January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In July 2013, the FASB issued ASU No. 2013-11 on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the guidance prospectively in the quarter ended March 31, 2014, and such adoption did not have a material impact on the Company's consolidated financial statements.
2. Acquisition of Face It, Corp.
On October 18, 2013 (the “Acquisition Date”), the Company completed its acquisition of Face It, Corp., which the Company refers to as SoCoCare, a social engagement and mobile client care solution provider, pursuant to the Agreement and Plan of Merger (the “Agreement”). In accordance with the terms and subject to the conditions set forth in the Agreement, the Company acquired all of the outstanding equity securities of Face It, Corp. The acquisition was accounted for as a business combination in accordance with the FASB Accounting Standards Codifications ("ASC") Topic 805, “Business Combinations”. The Company has integrated SoCoCare and its technology to add social engagement and mobile client care applications to its solution.
The Company acquired SoCoCare for a total purchase price of $15.0 million. The purchase price consisted of $3.0 million of cash, approximately 1,423,000 shares of common stock valued at $12.1 million, of which approximately 303,000 shares were withheld in escrow for 18 months after the Acquisition Date; and 22,000 stock options with a total fair value of $0.1 million, of which $4 thousand was allocated to the purchase price and $0.1 million was allocated to post-combination stock-based compensation. Escrow shares were withheld in order to indemnify the Company from certain losses that may arise from any inaccuracies or breach of any of SoCoCare’s covenants, representations and warranties as of the Acquisition Date and were not treated as contingent consideration.
The total purchase price was allocated to the net assets acquired based upon their fair values as of the Acquisition Date as set forth below. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill represents SoCoCare’s assembled workforce, its know-how and the business development initiatives that allow SoCoCare to acquire new customers, create new technologies and generate revenue. Goodwill is not deductible for U.S. tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

As of October 18, 2013
Tangible assets acquired	$177
Intangible assets:
Developed technology	2,460
Customer relationships	520
Domain names	50
Non-compete agreements	140
Goodwill	11,798
Current liabilities	(113)
Total purchase price	$15,032
Upon the acquisition, the Company hired or contracted certain of SoCoCare’s employees, including its three founders (the “Founders”). In connection with the employment and service agreements, the Company issued 118,577 unvested shares of restricted common stock to the Founders that are contingent upon continuing employment or services and therefore excluded from the purchase price of the acquisition (Note 8).
The fair values of the acquired intangible assets were determined using Level 3 inputs which are not observable in the market (Note 3). Details related to estimated useful lives and the valuation techniques utilized for estimating fair value of the intangible assets acquired are shown below:

Intangible Type	Valuation Technique	Useful Life
Developed technology	Excess earnings method	7 years
Customer relationships	Cost approach	5 years
Domain names	Relief from royalty method	5 years
Non-compete agreements	Modified discounted cash flow	3 years
The assets, liabilities and operating results of SoCoCare have been reflected in the consolidated financial statements from the Acquisition Date and approximately $42 thousand of revenue and $0.8 million of expenses related to the operations of SoCoCare have been included in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2013. The Company expensed $0.6 million of acquisition-related costs as general and administrative expenses in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2013. For 2014, it is impracticable to determine the results of operations or the revenue from the SoCoCare acquisition as the acquired business has been integrated into our operations in 2014 and is not separately identifiable.
The following pro forma condensed financial information presents the results of operations of the Company and SoCoCare as if the acquisition had occurred on January 1, 2012. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of year 2012 (unaudited and in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$84,260	$64,187
Net loss	$(32,787)	$(23,151)
Pro forma net loss includes adjustments related to amortization expense in connection with intangible assets, interest expense on debt, stock-based compensation expense and acquisition-related costs.

3. Fair Value Measurements
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
The fair value of assets and liabilities carried at fair value was determined using the following inputs (in thousands):

	December 31, 2014
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$20,000	$20,000

	December 31, 2013
	Total	Level 1	Level 3
Assets
Cash equivalents:
Money market funds	$738	$738	$—
Liabilities
Convertible preferred stock warrant liability	3,935	—	3,935
A reconciliation of the convertible preferred and common stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of beginning of period	$3,935	$1,979	$305
Changes in fair value of convertible preferred stock warrants	(1,233)	1,871	1,674
Issuance of Series D-2 convertible preferred stock warrants in connection with debt agreement	—	85	—
Exercise of Series A-2 convertible preferred stock warrants	(509)	—	—
Issuance of common stock warrants in connection with debt agreement	966	—	—
Changes in fair value of common stock warrants	(512)	—	—
Reclassified to additional paid-in capital	(2,647)	—	—
Balance as of end of period	$—	$3,935	$1,979
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
The Company acquired intangible assets of $3.2 million in connection with its acquisition of SoCoCare in October 2013. The fair value of the intangible assets acquired was determined using level 3 inputs. Key assumptions include the level and timing of expected future cash flows, and discount rates consistent with the level of risk and the economy in general. If the income projections increase or decrease, the fair value of the intangible assets would increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenue and the discount rate used to calculate the present value of the expected income.
4. Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$58,289	$17,010
Money market funds	—	738
Total cash and cash equivalents	$58,289	$17,748
As of December 31, 2014, the Company was required to maintain $7.5 million in deposits in connection with its credit agreement with a lender as a compensating balance (See Note 7).
As of December 31, 2014, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury bills	$20,000	$—	$—	$20,000
As of December 31, 2014, the Company's short-term investments will mature in approximately 43 days.
Restricted Cash
As of December 31, 2014 and December 31, 2013, the Company had restricted cash of $0.7 million classified in other assets on the accompanying consolidated balance sheets, which related to a letter of credit issued to the Company’s landlord with respect to its lease obligation for its corporate headquarters in San Ramon, California. As of December 31, 2014 and December 31, 2013, the Company also had $0.1 million of restricted cash classified in other assets on the accompanying consolidated balance sheet under a letter of credit related to an insurance policy.
5. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2014	2013
Trade accounts receivable	$7,482	$6,430
Unbilled trade accounts receivable, net of advance client deposits	918	582
Allowance for doubtful accounts	(65)	(42)
Accounts receivable, net	$8,335	$6,970

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2014	2013
Computer and network equipment	$24,292	$18,851
Computer software	2,264	1,550
Development costs	—	285
Furniture and fixtures	1,030	792
Leasehold improvements	611	539
Property and equipment	28,197	22,017
Accumulated depreciation and amortization	(15,626)	(10,410)
Property and equipment, net	$12,571	$11,607
Depreciation and amortization expense associated with property and equipment was $6.0 million, $4.3 million, and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	December 31,
	2014	2013
Gross	$21,025	$15,123
Less: accumulated depreciation and amortization	(10,609)	(5,591)
Total	$10,416	$9,532
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued expenses	$2,240	$2,453
Accrued compensation and benefits	5,078	3,476
Accrued and other current liabilities	$7,318	$5,929
6. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of SoCoCare in October 2013 (see Note 2).
During the fourth quarter of 2014, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of December 31, 2014. As such, it was not necessary to perform the two-step quantitative goodwill impairment test. Subsequent to the 2014 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of December 31, 2014 and 2013, there was no impairment to the carrying value of the Company's goodwill.

Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisition of SoCoCare in October 2013 (see Note 2). The components of intangible assets were as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(423)	$2,037	$2,460	$(72)	$2,388
Customer relationships	520	(125)	395	520	(21)	499
Domain names	50	(12)	38	50	(2)	48
Non-compete agreements	140	(57)	83	140	(10)	130
Total	$3,170	$(617)	$2,553	$3,170	$(105)	$3,065
Amortization expense related to intangible assets was $0.5 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2015	$512
2016	503
2017	465
2018	442
2019	351
2020	280
Total	$2,553
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. The Company concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2014 and 2013.
7. Long-term Debt
2013 Loan and Security Agreement
Prior to December 2014, the Company's revolving line of credit was under a loan and security agreement (“2013 Loan and Security Agreement”) with a lender, which was entered into in March 2013 and amended in October 2013 and February 2014.
In December 2014, the Company entered into a third amendment ("Third Amendment") to the 2013 Loan and Security Agreement with the lender to amend this revolving line of credit to, among other things, (a) increase the revolving credit commitment from $12.5 million to $20.0 million, (b) extend the March 2015 maturity date to December 1, 2016 and (c) reduce the interest rate on borrowings by 0.75%, such that the per annum interest rate on outstanding borrowings will be the prime rate plus 0.50%. The Third Amendment also increases the required cash deposit with the bank by $2.0 million to $7.5 million.
The 2013 Loan and Security Agreement is collateralized by substantially all the assets of the Company. Under the terms of the amended revolving line of credit ("Revolving Credit Facility"), the balance outstanding cannot exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s USF obligation (accrued federal fees). As of December 31, 2014, the outstanding principal balance under the Revolving Credit Facility was $12.5 million, which has been disclosed as non-current liability, and the amount available for additional borrowings was $7.5 million.
In connection with its acquisition of SoCoCare, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments are due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of December 31, 2014 and December 31, 2013, approximately $4.5 million and $5.0 million, respectively, of this Term Loan was outstanding and is included as notes payable in the consolidated balance sheets. In connection with the Term Loan, the Company issued a warrant to purchase 52,054 shares of its Series D-2 convertible preferred stock at an exercise price of $1.441 per share. The issuance date fair value of this warrant of $0.1 million was recorded as a discount against the debt and is being recognized as additional interest expense over the term of the Term Loan. Upon the effectiveness of the Company’s registration statement filed with the SEC and the effectiveness of the 4:1 reverse stock split on April 3, 2014, this warrant became a warrant to purchase 13,013 shares of common stock at an exercise price of $5.76 per share.
The 2013 Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants as of December 31, 2014. The 2013 Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
In February 2014, the Company entered into a loan and security agreement (the “2014 Loan and Security Agreement”) with a syndicate of two lenders ("Lenders") for a term loan facility of $30.0 million. The Lenders agreed to provide the Company this term loan facility pursuant to the terms of promissory notes issued under this 2014 Loan and Security Agreement. The term loan facility is available to the Company in tranches; the first tranche for $20.0 million was advanced upon the closing of the agreement and the remaining $10.0 million is available for drawdown by the Company until February 2015 in $1.0 million increments. During the month of February 2014, the Company borrowed the first tranche of $20.0 million and incurred $0.4 million in debt issuance costs. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. All amounts outstanding under this loan facility have been disclosed as part of 'Notes payable - less current portion' in the consolidated balance sheet as of December 31, 2014.
The term loan is secured by substantially all the assets of the Company and is subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of December 31, 2014, the Company was in compliance with these covenants.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable, over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. The exercise price of such warrants was subject to adjustment in the event of issuances of common stock by the Company at a price lower than the exercise price of such warrants any time prior to the date of effectiveness of the Company’s IPO and other corporate actions. Therefore, upon issuance the warrants were classified as a liability to the Company, which has been reclassified to additional paid-in capital upon the Company's IPO at which time these warrants were indexed to the Company's common stock. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. The fair value of the vested warrants of $1.0 million was recorded as a discount against the debt proceeds and is being recognized as additional interest expense over the term of the loan. As of December 31, 2014, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million remain unvested.
In February 2015, the Company amended the 2014 Loan and Security Agreement with the Lenders to extend the date by which the Company can draw down the remaining $10.0 million to February 2016. See Note 16.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of December 31, 2014 and December 31, 2013, approximately $2.6 million and $3.7 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying consolidated balance sheets.
As of December 31, 2014 and December 31, 2013, the Company’s outstanding debt is summarized as follows (in thousands):

	December 31,
	2014	2013
Term loan under 2014 Loan and Security Agreement	$20,000	$—
Term loan under 2013 Loan and Security Agreement	4,500	5,000
Promissory note to USAC	2,640	3,695
Revolving line of credit, non-current	12,500	12,500
Total debt	39,640	21,195
Less discount	(1,216)	(78)
Total debt, net carrying value	$38,424	$21,117
Less current portion of debt	(3,146)	(1,522)
Total debt, less current portion	35,278	19,595
Maturities of the Company’s outstanding debt as of December 31, 2014 are as follows (in thousands):

Period	Amount to Mature
2015	$3,180
2016	19,507
2017	4,620
2018	4,000
2019	8,333
Total	$39,640
8. Stockholders’ Equity (Deficit)
Capital Structure
Convertible Preferred Stock
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
On April 3, 2014, immediately prior to the effectiveness of the Company’s registration statement filed with the SEC and the reverse stock split being effected, all shares of the Company's outstanding convertible preferred stock converted into common stock on a 1:1 basis. These shares of common stock issued upon conversion of the convertible preferred stock represented 30,595,477 shares of common stock after giving effect to the 4:1 reverse stock split on April 3, 2014.

Common Stock
In connection with the Company's IPO, the Company amended and restated its certificate of incorporation ("Amended and Restated Certificate of Incorporation"), pursuant to which the Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State, and became effective on April 8, 2014.
Holders of the Company's common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution. As of December 31, 2014, there were 49,322,498 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company's board of directors is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2014, there were no shares of preferred stock issued and outstanding.
Common Stock Subject to Forfeiture
In connection with employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013 ("Acquisition Date"), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which is contingent upon continuing employment or services and subject to forfeiture. The forfeiture rights for 50% of such shares lapsed during October 2014 and the remaining 50% will lapse on the second anniversary of the Acquisition Date. These shares were valued at $1.0 million, based on the Acquisition Date fair value of the Company’s common stock. This amount is being recorded as stock-based compensation on a straight-line basis over the two-year requisite service period. As of December 31, 2014 and 2013, 59,289 and 118,577 shares that were subject to forfeiture were included in issued and outstanding shares of common stock, respectively. For the years ended December 31, 2014 and 2013, $0.7 million and $0.2 million, respectively, were included as stock-based compensation expense related to these shares.
Warrants
As of December 31, 2014, the Company had outstanding warrants to purchase shares of common stock as follows (in thousands, except per share data):

Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2014
February 2020	$0.65	131
June 2020	$0.65	38
October 2023	$5.76	13
February 2024	$10.12	178
Total		360

Prior to the IPO, the Company also had outstanding Series A-2 and Series D-2 convertible preferred stock warrants that were issued to certain investors and lenders in connection with its debt agreements. Upon the preferred stock conversion and the 4:1 reverse stock split on April 3, 2014, all then-outstanding convertible preferred stock warrants became warrants to purchase common stock. The table below is a summary of the Company’s warrant activity during the year ended December 31, 2014 (in thousands, except per share data).

	Series A-2 Convertible Preferred Stock Warrant			Series D-2 Convertible Preferred Stock Warrant		Common Stock Warrant
	(1)			(1)
	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding as of December 31, 2013	1,511		$0.16	52	$1.44	—		$—
Issued	—		—	—	—	178	(2)	10.12
Exercised	(176)	(3)	0.16	—	—	(165)	(4)	0.65
Converted into common stock warrant upon IPO (5)	(1,335)		0.16	(52)	1.44	347		0.84
Outstanding as of December 31, 2014	—		$—	—	$—	360		$5.59

(1) Share numbers and exercise prices of the convertible preferred stock warrants are on a pre-reverse split basis.
(2) In February 2014, in connection with the 2014 Loan and Security Agreement, the Company issued warrants to purchase up to 177,865 shares of common stock to the extent vested. As of December 31, 2014, these warrants were vested with respect to 118,577 shares of common stock. See Note 7.
(3) In March 2014, warrants to purchase 175,582 shares of Series A-2 convertible preferred stock were fully exercised under the cashless exercise method available under the warrant. Upon such exercise, the Company issued 166,228 shares of Series A-2 convertible preferred stock. Consequently, these instruments were no longer accounted for as liabilities and therefore were remeasured to their fair value as of the exercise date. The applicable fair value of $0.5 million related to these warrants was reclassified from liability to 'Additional paid-in capital' in the consolidated balance sheets.
(4) Subsequent to the IPO and through December 31, 2014, warrants to purchase 165,040 shares of common stock, were fully exercised, some of which pursuant to the cashless exercise method. Upon such exercises, the Company issued 161,979 shares of common stock.
(5) On April 3, 2014, all then outstanding convertible preferred stock warrants became common stock warrants. As a result, the fair value of these convertible preferred stock warrants and other liability-classified common stock warrants of $2.6 million was reclassified from liability to 'Additional paid-in capital' in the consolidated balance sheets. Fair value of these warrants on the date of the re-classification was equal to their carrying value.
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

The fair value of the convertible preferred stock warrants and the liability-classified common stock warrants at April 3, 2014 and December 31, 2013 was determined using the Black-Scholes option-pricing model with the following assumptions:

	IPO Date April 3, 2014		December 31, 2013
Fair value of Series A-2 preferred stock	$1.75	(1)	$2.69
Fair value of Series D-2 preferred stock	$1.75	(1)	$2.81
Fair value of common stock	$7.00	(1)	*
Risk-free interest rate	0.13% to 2.73%		0.33% to 2.60%
Expected life	Remaining contractual life		Remaining contractual life
Expected dividends	—		—
Volatility	40% - 50%		45%

(1) Fair value of the underlying stock is based on the Company's IPO price of $7.00 per share calculated on a pre-reverse split basis for preferred stock and post-reverse split basis for common stock.
* There were no liability-classified common stock warrants at December 31, 2013.
Common Stock Reserved for Future Issuance
As of December 31, 2014, shares of common stock reserved for future issuance related to outstanding equity awards, warrants, and employee equity incentive plans were as follows (in thousands):

December 31, 2014
Stock options outstanding	7,164
Restricted stock units outstanding	1,370
Shares available for future grant under 2014 Plan	3,394
Shares available for future issuance under ESPP	724
Common stock warrants outstanding	360
Total shares of common stock reserved	13,012
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. As of December 31, 2014, 3,394,297 shares of common stock were available for future grants under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,466,124 additional shares were reserved under the 2014 Plan on January 1, 2015.

Upon the effectiveness of the 2014 Plan on April 3, 2014, no future grants will be made under the 2004 Plan. All shares reserved under the 2004 Plan became available for grant under the 2014 Plan. Any forfeited or expired shares that would otherwise return to the 2004 Plan after the IPO instead return to the 2014 Plan.
The 2014 Plan allows the Company to grant stock options, restricted stock units ("RSU"), restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price not less than 100% of the fair market value of the common stock on the date of grant and vest over four years. The Company's stock options expire ten years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years.
Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2014 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2013	7,633	$3.30
Options granted	1,405	6.43
Options exercised	(1,394)	0.81
Options forfeited or expired	(480)	4.08
Outstanding as of December 31, 2014	7,164	$4.34	7.4	$11,758
Vested and expected to vest as of December 31, 2014	6,911	4.25	7.3	11,700
Exercisable as of December 31, 2014	3,582	2.27	5.9	10,374

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $4.48 as of December 31, 2014 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activities (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value per share of options granted	$3.42	$4.19	$1.23
Grant-date fair value of options vested	3,847	1,417	321
Intrinsic value of options exercised (1)	9,808	2,145	550
Proceeds received from options exercised	1,127	702	120

(1) Intrinsic value of options exercised is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock Units
The Company commenced granting RSUs to employees upon the effectiveness of the 2014 Plan on April 3, 2014. A summary of the RSU activity during the year ended December 31, 2014 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2013	—	$—
RSUs granted	1,399	5.23
RSUs vested and released	(15)	6.33
RSUs forfeited	(14)	5.59
Outstanding as of December 31, 2014	1,370	$5.21
Employee Stock Purchase Plan
In March 2014, the Company’s board of directors and stockholders adopted the 2014 Employee Stock Purchase Plan, or ESPP, and the shares authorized for issuance thereunder. The ESPP became effective on April 3, 2014.
Under the initial offering program ("Initial Offering Program") approved by the compensation committee of the Company's board of directors ("Compensation Committee"), the initial offering period ("Initial Offering Period") commenced on April 3, 2014 with two purchases on the last trading day on or before November 15, 2014 and May 15, 2015. For the Initial Offering Period, the purchase price of the shares is 85% of the lower of the Company’s IPO price of $7.00 per share or the market price on the date of purchase. In October 2014, the Compensation Committee approved a new six-month offering period program under which each offering period will consist of one six-month purchase period with purchase date on the last trading day on or before May 15 or November 15 of each year. The first offering period under the New Offering Program ("New Offering Period") commenced on November 16, 2014, which coincided with the first day of the second purchase period of the Initial Offering Period. The Initial Offering Program will continue in accordance with its terms for the Initial Offering Period and will terminate when the second purchase of the Initial Offering Period is made on May 15, 2015. Eligible employees are allowed to either participate in the New Offering Period or stay with the Initial Offering Period, if they have participated, or both. On May 15, 2015, the total shares of common stock a participant is allowed to purchase under both offering periods is 1,500 shares. The Company concluded that starting the New Offering Period prior to the completion of the Initial Offering Period resulted in a modification pursuant to applicable guidance in the FASB ASC Topic 718, Compensation-Stock Compensation. By comparing the fair value of the purchase rights under the ESPP immediately prior to and immediately after the modification, which was estimated using the Black-Scholes option-pricing model, the Company determined that the incremental value of the modified ESPP shares was an immaterial amount and is amortizing this amount together with such shares' unamortized stock-based compensation cost from the Initial Offering Period over the term of the New Offering Period.
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
The number of shares of common stock originally reserved for issuance under the ESPP is 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of our common stock); or (iii) such lesser number as determined by the Company’s board of directors. As of December 31, 2014, 723,869 shares of common stock were available for future grants under the ESPP Plan. Pursuant to the automatic annual increase, 493,224 additional shares were reserved under the ESPP on January 1, 2015.
During the year ended December 31, 2014, 156,131 shares were purchased at a price of $4.22 per share under the ESPP.

Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$542	$194	$60
Research and development	1,931	499	154
Sales and marketing	1,510	751	112
General and administrative	2,770	505	138
Total stock-based compensation	$6,753	$1,949	$464
As of December 31, 2014, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$10,845	$5,234	$393
Weighted-average amortization period	2.9 years	3.4 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards ultimately expected to vest and, thus, stock-based compensation expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The Company values RSUs at the fair value of the Company’s common stock on the date of grant. Prior to the IPO, the Company estimated the fair value of its common stock utilizing periodic contemporaneous valuations prepared by an independent third-party appraiser based upon several factors, including the Company's operating and financial performance, progress and milestones attained in its business, and past sales of convertible preferred stock. Upon the effectiveness of the IPO, the fair value of the Company's common stock is its closing market price as of the measurement date.
The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. Expected volatility is based upon the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated by taking the average of the vesting term and the contractual term of the option. Starting in November 2014, the Company estimates the expected volatility assumption for purchase rights under the ESPP based on the historical volatility of the Company's common stock as it had then been publicly traded for more than six months (i.e., the expected term of the purchase rights under the ESPP). The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant.
The weighted-average assumptions used to value stock options and purchase rights under the ESPP granted during the years ended December 31, 2014, 2013 and 2012 were as follows:

Stock Options	Year Ended December 31,
	2014	2013	2012
Expected term (years)	6.1	6.0	6.1
Volatility	55%	60%	60%
Risk-free interest rate	1.8%	1.5%	1.0%
Dividend yield	—	—	—

ESPP	Granted In
	April 2014	November 2014
Expected term (years)	0.8	0.5
Volatility	39%	56%
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
9. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the years ended December 31, 2014, 2013 and 2012, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2014	2013	2012
Net loss	$(37,786)	$(31,314)	$(19,334)
Weighted-average shares used in computing basic and diluted net loss per share	37,604	4,006	3,321
Basic and diluted net loss per share	$(1.00)	$(7.82)	$(5.82)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	December 31,
	2014	2013	2012
Convertible preferred stock (on an as converted post reverse stock split basis)	—	30,554	26,737
Stock options	7,164	7,633	5,534
Restricted stock units	1,370	—	—
ESPP	192	—	—
Common stock warrants	360	—	—
Convertible preferred stock warrants (on an as converted post reverse stock split basis)	—	391	378
Common stock subject to repurchase or forfeiture	59	134	—
Total	9,145	38,712	32,649

10. Income Taxes
The following table presents domestic and foreign components of loss before provision for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(37,657)	$(31,628)	$(19,493)
Foreign	(44)	384	221
Loss before provision for income taxes	$(37,701)	$(31,244)	$(19,272)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. State	$12	$9	$8
Foreign	73	61	54
Total provision for income taxes	$85	$70	$62
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax loss for the years ended December 31, 2014, 2013 and 2012 as a result of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax at statutory rate	$(12,818)	$(10,623)	$(6,552)
U.S. state income taxes, net of federal benefit	(1,098)	(786)	(191)
Non-deductible expenses	420	1,383	670
Research and development credit	(455)	(339)	(56)
Stock-based compensation	746	444	126
Other	(72)	(586)	(58)
Change in valuation allowance	13,362	10,577	6,123
Total provision for income taxes	$85	$70	$62

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and credit carryforwards	$39,211	$26,076
Accrued liabilities	4,308	4,690
Allowance for doubtful accounts	256	98
Compensation accruals	626	439
Intangibles	23	27
Gross deferred tax assets	44,424	31,330
Valuation allowance	(43,203)	(29,841)
Net deferred tax assets	1,221	1,489
Deferred tax liability:
Property and equipment	(278)	(370)
Amortized intangibles	(943)	(1,119)
Gross deferred tax liability	(1,221)	(1,489)
Net deferred taxes	$—	$—
The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries, because it intends to permanently re-invest those earnings outside the United States. Undistributed earnings of foreign subsidiaries are immaterial for all periods presented.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $13.4 million and $10.8 million, respectively.
As of December 31, 2014, the Company had net operating loss carryforwards of approximately $106.4 million for federal income taxes and $68.8 million for state income taxes to reduce future income subject to income taxes. If not utilized, these carryforwards will begin to expire in 2024 for federal purposes and began to expire in 2014 for state purposes. As of December 31, 2014, the Company also had research and development credit carryforwards of approximately $1.6 million and $1.3 million for federal and state income taxes, respectively, available to reduce future income subject to income taxes. If not utilized, the federal carryforwards will begin to expire in various amounts beginning in 2028. The state tax credit can be carried forward indefinitely. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The Company experienced an ownership change prior to 2014 that did not materially impact the availability of its net operating losses and tax credits and the disclosed amounts of such attributes have been reduced for the effect of the IRC Section 382 limitations. In the event the Company has subsequent changes in ownership in connection with the IPO or other transactions, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) which are presented as reductions in gross deferred tax assets for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized benefit — beginning of period	$1,455	$1,075	$994
Gross increases — current year tax positions	532	382	91
Gross decreases — prior year tax positions	(12)	(2)	(10)
Unrecognized benefit — end of period	$1,975	$1,455	$1,075
In accordance with the FASB ASC 740, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income tax expense. The Company does not anticipate that its total unrecognized tax benefits as of December 31, 2014 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the Company’s net carryover of unused operating losses, all years from 2001 forward remain subject to future examination by the U.S. federal and state tax authorities. The Company’s foreign tax returns are open to audit under the statutes of limitations of the respective foreign countries in which the subsidiaries are located. The Company considers all undistributed earnings of its foreign subsidiaries indefinitely reinvested.
11. Commitments and Contingencies
Leases
The Company has operating lease agreements for offices, research and development, and sales and marketing facilities that expire at various dates through 2018. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognized rent expense as a deferred rent liability. Rent expense was $2.6 million, $2.3 million, and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company enters into capital leases to finance data center and other computer and networking equipment.
As of December 31, 2014, approximate remaining future minimum lease payments under non-cancelable leases are as follows (in thousands):

Year ending December 31,	Capital Leases	Operating Leases
2015	$5,694	$2,147
2016	3,765	2,043
2017	1,408	1,877
2018	85	304
Total future minimum lease payment	$10,952	$6,371
Less — amount representing interest	(1,680)
Present value of total capital lease obligation	$9,272
Capital lease obligation — current portion	4,849
Capital lease obligation — net of current portion	4,423

Hosting and Telecommunication Usage Services
The Company has agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability.
As of December 31, 2014, future minimum payments under these arrangements are as follows (in thousands):

Year ending December 31,	Hosting Services	Telecommunication Usage Services
2015	$1,583	$3,184
2016	1,446	1,218
2017	724	82
Total future minimum lease payment	$3,753	$4,484
Universal Services Fund Liability
During the third quarter of 2012, the Company determined that based on its business activities, it is classified as a telecommunications service provider for regulatory purposes and it should make direct contributions to the federal Universal Service Fund and related funds based on revenues it receives from the resale of interstate and international telecommunications services. Previously, the Company had believed that the telecommunications services were an integral part of an information service that the Company provides via its software and had instead made indirect USF contributions via payments to its wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, the Company has made a voluntary self-disclosure to the Federal Communications Commission (“FCC”) Enforcement Bureau and has registered with the USAC, which is charged by the FCC with administering the USF. The Company has filed exemption certificates with its wholesale telecommunications service providers in order to eliminate its obligation to reimburse such wholesale telecommunications service providers for their USF contributions calculated on services sold to the Company.
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company will be required to pay assessments for periods prior to the Company’s registration. While the Company is in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that it will be required to pay back assessments for the period from 2003 through 2007. The Company will also face a regulatory and contractual challenge in seeking recovery or credit for its USF reimbursement payments previously made to its wholesale telecommunications service providers of up to $3.1 million as of December 31, 2014. In 2013, the Company began remitting required contributions on a prospective basis directly to USAC.
In July 2013, the Company and USAC agreed to a financing arrangement for the undisputed portion of the unpaid USF contributions and related interest for the periods 2008 through 2012 whereby the Company issued to USAC a promissory note payable in the amount of $4.1 million. The repayment terms of the promissory note payable are disclosed in Note 7. As of December 31, 2014, the balance of the promissory note payable was $2.6 million and included in the notes payable amounts on the consolidated balance sheets. In addition to the promissory note payable, as of December 31, 2014 and 2013, the Company had an accrued liability for the unpaid USF contributions and related interest and penalties of $5.2 million and $4.2 million, respectively, included in accrued federal fees on the consolidated balance sheets, of which $0.8 million pertains to periods prior to 2008. The $5.2 million accrued liability as of December 31, 2014 also included $0.4 million of incremental USF contribution obligation that the Company identified and recorded in the fourth quarter of 2014 for certain revenue earned during the period from 2008 through the third quarter of 2014 (see Note 1). For the years ended December 31, 2014, 2013 and 2012, the Company recorded interest and penalty expenses of $0.5 million, $0.2 million and $0.1 million, respectively, as a charge to general and administrative, respectively, which were related to its unpaid USF obligations for the periods prior to 2013.
No amounts related to the potential recovery or credit of USF contributions paid by the Company to its wholesale telecommunications service providers were recognized in the accompanying consolidated financial statements.

In connection with the Company's late registration with the USAC and past failure to recognize its obligation as a USF contributor and as an international carrier, in October 2014, the FCC Enforcement Bureau began to negotiate with the Company a consent decree and a civil penalty to conclude its investigation into the Company's 2008 - 2012 USF contribution and international carrier authorization compliance. On October 28, 2014, the FCC Enforcement Bureau and the Company tentatively agreed on a $2.0 million civil penalty and are negotiating on a consent decree to resolve this matter. Principal payments of the civil penalty will likely be payable to the U.S. Treasury over 36 months beginning on the date of execution, which the Company anticipates will be in the course of 2015 under an installment payment plan to be further negotiated by the Company and the FCC Enforcement Bureau.
Based on the information that became available in October 2014, the Company believed that this probable loss existed and became reasonably estimable and therefore accrued a liability of $2.0 million within 'Accrued federal fees' in the consolidated balance sheet in the third quarter of 2014, which was charged to general and administrative expense. There has been no change in this accrued probable loss during the fourth quarter of 2014.
In connection with the incremental past-due USF contribution obligation for the period 2008 through 2013 that the Company identified and recorded in the fourth quarter of 2014, based on information available, the Company doesn't expect to incur a penalty in addition to the existing tentative $2.0 million civil penalty and therefore has not accrued any additional penalties with respect to the incremental past-due USF contribution obligations.
State and Local Taxes and Surcharges
During 2013, the Company analyzed its activities and determined it may be obligated to collect and remit various state and local taxes and surcharges on its usage-based fees. The Company had not remitted state and local taxes on usage-based fees in any of the periods prior to 2014 and therefore accrued a sales tax liability for this contingency. In January 2014, the Company commenced paying such taxes and surcharges to certain state authorities. In June 2014, the Company commenced collecting state and local taxes or surcharges on usage-based fees from its clients on a current basis and remitting such taxes to the applicable state taxing authorities. During the year ended December 31, 2014, the Company has remitted $1.3 million for its state and local taxes on usage-based fees related to the periods prior to June 2014. Excluding the credit as discussed below, for the years ended December 31, 2014, 2013 and 2012, the Company recognized general and administrative expense of $1.1 million, $2.2 million and $1.6 million, respectively, related to its estimated sales tax liability on usage-based fees, which was not being collected from its clients. The expense recognized for 2014 included $0.3 million of state taxes and surcharges that the Company identified and recorded in the fourth quarter of 2014 for certain revenue earned during the period from 2008 through the third quarter of 2014 (see Note 1).
Reversal of contingent sales tax liability - In May 2014, the Company received a letter from a state revenue authority which concluded that the Company's services provided to customers in that specific state are not subject to that state's local taxes. As a result, the Company released $2.8 million of sales tax liability, including estimated interest charges, accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for that state as we believe that the risk of loss being incurred is no longer probable. Of the total reversal amount, $2.5 million was related to the period 2011 through 2013. The reversal has been recorded through the general and administrative expense caption in the consolidated statements of operations and comprehensive loss.
As of December 31, 2014 and 2013, the Company had total accrued liabilities of $2.6 million and $5.4 million, respectively, for its contingent state and local sales taxes and surcharges, which were not being collected from its clients but may be imposed by various states and municipalities. This liability was included in "Sales tax liability (non current)" on the consolidated balance sheets.
The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each state.
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

The Company is currently involved in the following lawsuits as a defendant.
NobelBiz Litigation
In April 2012, NobelBiz, Inc., a telecommunication solutions company, brought a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas against the Company seeking a permanent injunction, damages and attorneys' fees. The Company responded to the complaint and preliminary injunction request by asserting non-infringement and invalidity of the patent.
In March 2013, the court granted the Company's motion to transfer the case to the U.S. District Court for the Northern District of California subsequent to which the complainant amended its claim to include another related patent. The Company has responded to this amended claim by continuing to assert non-infringement and invalidity of the patents. During December 2013, the court in California held a status conference and subsequently held a claim construction hearing regarding the patents on August 22, 2014. On January 16, 2015, the Court issued an order regarding claim construction of the two patents-in-suit. No trial date or further schedule has been set, but now that the Court has issued its claim construction ruling, it is anticipated that the Court will enter a further scheduling order setting additional dates for the case. The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims. Accordingly, the Company has not accrued a loss related to this matter as the Company does not believe that it is probable that a loss will be incurred.
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of Universal Health Care Group, Inc., which entity serves as the sole member of American Managed Care, LLC, filed an adversary complaint against the Company. See Note 16.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and thus there are no claims that the Company is aware of that would have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

12. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands).

	Year Ended December 31,
	2014	2013	2012
United States	$95,345	$75,374	$57,185
International	7,757	8,758	6,637
Total revenue	$103,102	$84,132	$63,822
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	December 31,
	2014	2013
United States	$10,625	$11,079
International	1,946	528
Property and equipment, net	$12,571	$11,607

13. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company does not match employee contributions.

14. Related-Party Transactions
One of the Company’s directors has a minority ownership interest in one of the Company’s data warehousing vendors. The Company incurred expenses to this vendor of $30 thousand, $0.3 million, and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had no outstanding payables to this vendor.

15. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2014 and 2013 is as follows:

	Quarter Ended
	Dec. 31, 2014 (1)	Sept. 30, 2014 (2)	Jun. 30, 2014 (3)	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013

	(unaudited, in thousands, except per share data)
Revenue	$28,274	$25,869	$24,685	$24,274	$23,643	$21,091	$20,283	$19,115
Cost of revenue (4)(5)	14,540	13,504	13,469	13,148	12,646	12,265	12,215	11,681
Gross profit	13,734	12,365	11,216	11,126	10,997	8,826	8,068	7,434
Operating expenses:
Research and development (4)(5)	5,828	5,503	5,554	5,225	4,850	4,419	4,106	4,154
Sales and marketing (4)(5)	9,453	9,296	9,674	9,022	7,727	6,964	7,227	6,147
General and administrative (4)(5)	6,763	7,967	3,515	6,171	5,953	4,223	4,052	3,825
Total operating expenses	22,044	22,766	18,743	20,418	18,530	15,606	15,385	14,126
Loss from operations	(8,310)	(10,401)	(7,527)	(9,292)	(7,533)	(6,780)	(7,317)	(6,692)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	1,745	(694)	(622)	(785)	230
Interest expense	(1,175)	(1,116)	(1,092)	(778)	(414)	(273)	(215)	(178)
Interest income and other	146	95	(28)	32	10	(15)	32	2
Total other income (expense), net	(1,029)	(1,021)	(1,120)	999	(1,098)	(910)	(968)	54
Loss before provision for income taxes	(9,339)	(11,422)	(8,647)	(8,293)	(8,631)	(7,690)	(8,285)	(6,638)
Provision for income taxes	33	13	12	27	1	45	5	19
Net loss	$(9,372)	$(11,435)	$(8,659)	$(8,320)	$(8,632)	$(7,735)	$(8,290)	$(6,657)
Net loss per share:
Basic and diluted	$(0.19)	$(0.24)	$(0.18)	$(1.48)	$(1.72)	$(2.05)	$(2.25)	$(1.88)
Shares used in computing net loss per share:
Basic and diluted	49,003	48,310	46,898	5,608	5,013	3,779	3,684	3,536

(1) Cost of revenue and general and administrative included a $0.4 million and a $0.3 million out-of-period adjustments, respectively, for 2008 through the third quarter of 2014. For each of these adjustments, $0.2 million is related to the period 2008 through 2013. See Note 1.
(2) General and administrative included a $2.0 million charge for an expected settlement with the FCC Enforcement Bureau. See Note 11.
(3) General and administrative included a $2.8 million credit recorded as a result of a favorable ruling from a specific state's revenue authority. See Note 11.
(4) Includes stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013

	(unaudited, in thousands)
Cost of revenue	$176	$158	$121	$87	$67	$51	$44	$32
Research and development	527	583	471	350	261	136	49	53
Sales and marketing	455	361	368	326	330	182	134	105
General and administrative	799	775	763	433	265	89	77	74
Total stock-based compensation	$1,957	$1,877	$1,723	$1,196	$923	$458	$304	$264
(5) Includes depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013

	(unaudited, in thousands)
Cost of revenue	$1,291	$1,272	$1,373	$1,202	$1,200	$900	$752	$857
Research and development	75	58	50	46	59	57	54	44
Sales and marketing	50	50	48	48	41	17	14	11
General and administrative	189	187	228	296	213	89	61	46
Total depreciation and amortization	$1,605	$1,567	$1,699	$1,592	$1,513	$1,063	$881	$958
16. Subsequent Events
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of Universal Health Care Group, Inc., which entity serves as the sole member of American Managed Care, LLC (“AMC”), filed an adversary complaint against the Company in the United States Bankruptcy Court for the Middle District of Florida. The adversary proceeding, Soneet Kapila v. Five9, Inc., Case No. 13-05952 (KRM), Adv. No. 15-00092 (KRM), seeks to avoid and recover as preferential payments, actual fraudulent transfers and/or constructive fraudulent transfers certain payments that the Company allegedly received from AMC in return for services provided by the Company between May 3, 2011 and May 3, 2014. The trustee seeks approximately $2.5 million in damages. No answer or responsive pleadings have yet been filed.
The Company is at the early stages of this lawsuit and intends to defend the claim vigorously. The Company does not believe that it is probable that a material loss will be incurred and accordingly has not accrued a loss related to this matter.
Second Amendment to the 2014 Loan and Security Agreement
In February 2015, the Company entered into a second amendment to the 2014 Loan and Security Agreement ("Second Amendment") with the Lenders, which extends to February 20, 2016 the date by which the Company can draw the $10.0 million in funds that remain available under the 2014 Loan and Security Agreement. The Company paid the Lenders an amendment fee of $0.1 million in connection with the Second Amendment. Except as noted above, the material terms of the 2014 Loan and Security Agreement remain substantially unchanged.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed, and are effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2014 ("2015 Proxy Statement"), including “Proposal No 1. — Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2015 Proxy Statement including “Executive Officers."
We have adopted a code of conduct that applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. Our code of conduct is available on our website at http://investors.five9.com/corporate-governance.cfm. We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2015 Proxy Statement, including “Corporate Governance” and “Summary of Named Executive Officer Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2015 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “ Equity Compensation Plan Information.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2015 Proxy Statement, including “Corporate Governance” “Transactions With Related Persons” and “Employment Arrangements and Indemnification Agreements” and “Summary of Named Executive Officer Compensation.”

ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2015 Proxy Statement, including “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1. Consolidated Financial Statements
The consolidated financial statements of Five9 and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.
2. Consolidated Financial Statement Schedules
The Financial Statement Schedules not listed have been omitted because the information required to be set forth herein is included in ITEM 8 — Financial Statements and Supplementary Data or they are not applicable or are not required.
3. Exhibits.
The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit Number	Description

3.1Ø
Amended and Restated Certificate of Incorporation of Five9, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014 (File No. 001-36383) and incorporated by reference herein).

3.2Ø
Amended and Restated Bylaws of Five9, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014 (File No. 001-36383) and incorporated by reference herein).

4.1Ø
Form of Common Stock Certificate (filed as Exhibit 4.1 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

4.2Ø
Eighth Amended and Restated Stockholders’ Agreement, dated October 28, 2013, among the Registrant and certain holders of its capital stock, as amended by the First Amendment dated December 20, 2013 and the Second Amendment dated December 30, 2013 (filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

4.3Ø
Joinder to the Eighth Amended and Restated Stockholders' Agreement, dated April 1, 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

4.4Ø
Third Amendment to Eighth Amended and Restated Stockholders’ Agreement, dated April 15, 2014 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

4.5Ø
Form of Warrant to purchase shares of series A-2 preferred stock (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

Exhibit Number	Description

4.6Ø
Warrant to purchase shares of series D-2 preferred stock issued to City National Bank (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

4.7Ø
Form of Warrant to purchase shares of common stock (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

4.8Ø
Form of Warrant to purchase shares of common stock issued to Fifth Street Finance Corp. and Fifth Street Mezzanine Partners V, L.P. (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.1+Ø
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.2+Ø
Employment Agreement between the Registrant and Michael Burkland (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.3+Ø
Confirmation Letter between the Registrant and Barry Zwarenstein (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.4+Ø
Offer Letter between the Registrant and Dan Burkland and amendment (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.5+Ø
Offer Letter between the Registrant and David Milam (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.6+Ø
Offer Letter between the Registrant and Moni Manor (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.7+	Offer Letter between the Registrant and Scott Welch.
10.8+Ø
Five9, Inc. Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.8 to Amendment No.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.9+Ø
Amendment to Five9, Inc. Amended and Restated 2004 Equity Incentive Plan, effective March 6, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

10.10+Ø
Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.11+Ø
Five9, Inc. 2014 Employee Stock Purchase Plan Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.10 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.12+Ø	2013 Bonus Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).
10.13+Ø
Key Employee Severance Benefit Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.14+	2015 Executive Bonus Plan.
10.15Ø
Office Lease for Bishop Ranch Building, dated December 16, 2011, between the Registrant and Alexander Properties Company and First Lease Addendum dated October 24, 2012 (filed as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

Exhibit Number	Description

10.16Ø
Second Lease Addendum for Bishop Ranch Building, dated January 23, 2014, between the Registrant and Alexander Properties Company- (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.17Ø
Loan and Security Agreement, dated March 8, 2013, by and between the Registrant and City National Bank (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.18Ø
First Amendment to Loan and Security Agreement, dated as of October 18, 2013, by and between the Registrant and City National Bank (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.19Ø
Consent and Second Amendment to Loan and Security Agreement, dated as of February 20, 2014, by and between the Registrant and City National Bank (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.20Ø
Third Amendment to Loan and Security Agreement, dated December 16, 2014, by and between Five9, Inc. and City National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2014 (File No. 001-36383) and incorporated by reference herein).

10.21Ø
Loan and Security Agreement, dated as of February 20, 2014, by and among the Registrant, Five9 Acquisition LLC, Fifth Street Finance Corp. and Fifth Street Mezzanine Partners V, L.P. as lenders, and Fifth Street Finance Corp. as agent (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.22Ø
First Amendment to Loan and Security Agreement, dated December 16, 2014, by and between Five9, Inc., Five9 Acquisition LLC, Fifth Street Finance Corp. and Fifth Street Mezzanine Partners V, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2014 (File No. 001-36383) and incorporated by reference herein).

10.23Ø
Equipment Lease Agreement, dated October 27, 2011, between the Registrant and Cisco Systems Capital Corporation (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.24Ø
Equipment Lease Agreement, dated November 8, 2012, between the Registrant and Winmark Capital Corporation (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.25§Ø
Master Space Agreement, dated November 1, 2012, between the Registrant and Quality Investment Properties Metro, LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.26§Ø
Addendum to Master Space Agreement, dated January 2, 2013, between the Registrant and Quality Investment Properties Metro, LLC (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.27§Ø
Master License and Service Agreement, dated November 1, 2011, between the Registrant and Coresite Coronado Stender, L.L.C. and Coresite Services, Inc (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.28Ø
Promissory Note, dated July 16, 2013, between the Registrant and Universal Service Administrative Company (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Ø	Previously filed.
§	Portions of this exhibit are omitted pursuant to a confidential treatment order issued by the SEC.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Five9, Inc.

Date:	March 10, 2015	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael Burkland and Barry Zwarenstein, and each of them, severally, his or her true and lawful attorneys-in-fact and agents with the power to act, with or without the other, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Company, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Burkland	Director, Chairman, Chief Executive Officer and President	March 10, 2015
Michael Burkland	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	March 10, 2015
Barry Zwarenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jack Acosta	Director	March 10, 2015
Jack Acosta

/s/ Kimberly Alexy	Director	March 10, 2015
Kimberly Alexy

/s/ Jayendra Das	Director	March 10, 2015
Jayendra Das

Signature	Title	Date

/s/ David DeWalt	Director	March 10, 2015
David DeWalt

/s/ Mitchell Kertzman	Director	March 10, 2015
Mitchell Kertzman

/s/ David Welsh	Director; Lead Independent Director	March 10, 2015
David Welsh

/s/ Tim Wilson	Director	March 10, 2015
Tim Wilson

/s/ Robert Zollars	Director	March 10, 2015
Robert Zollars