Form 10-Q
period 2015-03-31
Five9, Inc.
filed 2015-05-13
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 30, 2015, there were 49,837,098 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$50,646	$58,289
Short-term investments	19,999	20,000
Accounts receivable, net	8,719	8,335
Prepaid expenses and other current assets	3,170	1,960
Total current assets	82,534	88,584
Property and equipment, net	12,426	12,571
Intangible assets, net	2,425	2,553
Goodwill	11,798	11,798
Other assets	863	1,428
Total assets	$110,046	$116,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,541	$4,179
Accrued and other current liabilities	8,107	7,318
Accrued federal fees	7,531	7,215
Sales tax liability	1,221	297
Notes payable	3,528	3,146
Capital leases	4,467	4,849
Deferred revenue	5,641	5,346
Total current liabilities	33,036	32,350
Revolving line of credit	12,500	12,500
Sales tax liability — less current portion	2,303	2,582
Notes payable — less current portion	21,698	22,778
Capital leases — less current portion	4,560	4,423
Other long-term liabilities	748	548
Total liabilities	74,845	75,181
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 49,612 shares and 49,322 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	50	49
Additional paid-in capital	172,637	170,286
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(137,485)	(128,582)
Total stockholders’ equity	35,201	41,753
Total liabilities and stockholders’ equity	$110,046	$116,934
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$30,274	$24,274
Cost of revenue	14,778	13,148
Gross profit	15,496	11,126
Operating expenses:
Research and development	6,038	5,225
Sales and marketing	9,931	9,022
General and administrative	7,275	6,171
Total operating expenses	23,244	20,418
Loss from operations	(7,748)	(9,292)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—	1,745
Interest expense	(1,139)	(778)
Interest income and other	2	32
Total other income (expense), net	(1,137)	999
Loss before provision for income taxes	(8,885)	(8,293)
Provision for income taxes	18	27
Net loss	$(8,903)	$(8,320)
Net loss per share:
Basic and diluted	$(0.18)	$(1.48)
Shares used in computing net loss per share:
Basic and diluted	49,433	5,608
Comprehensive Loss:
Net loss	$(8,903)	$(8,320)
Other comprehensive loss:
Change in unrealized gain/loss on short-term investments, net of tax	(1)	—
Comprehensive loss	$(8,904)	$(8,320)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(8,903)	$(8,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,775	1,592
Provision for doubtful accounts	113	20
Stock-based compensation	2,235	1,196
Loss on the disposal of property and equipment	10	—
Non-cash interest expense	84	51
Changes in fair value of convertible preferred and common stock warrant liabilities	—	(1,745)
Others	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(510)	344
Prepaid expenses and other current assets	(1,211)	(965)
Other assets	(94)	(65)
Accounts payable	(1,629)	(221)
Accrued and other current liabilities	1,123	875
Accrued federal fees and sales tax liability	960	523
Deferred revenue	286	582
Other liabilities	9	(47)
Net cash used in operating activities	(5,753)	(6,180)
Cash flows from investing activities:
Purchases of property and equipment	(198)	(71)
Decrease (increase) in restricted cash	660	(25)
Purchase of short-term investments	(20,000)	—
Proceeds from maturity of short-term investments	20,000	—
Net cash provided by (used in) investing activities	462	(96)
Cash flows from financing activities:
Payments for deferred offering costs	—	(805)
Proceeds from exercise of common stock options and warrants	116	556
Proceeds from notes payable	—	19,561
Repayments of notes payable	(781)	(264)
Payments of capital leases	(1,687)	(1,282)
Net cash provided by (used in) financing activities	(2,352)	17,766
Net increase (decrease) in cash and cash equivalents	(7,643)	11,490
Cash and cash equivalents:
Beginning of period	58,289	17,748
End of period	$50,646	$29,238
Non-cash investing and financing activities:
Equipment obtained under capital lease	$1,309	$769
Equipment purchased and unpaid at period-end	16	20
Deferred initial public offering costs incurred but unpaid at period-end	—	1,787
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	—	509
Vesting of early exercised stock options	—	28
See accompanying notes to the condensed consolidated financial statements.

FIVE9, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. (together with its wholly-owned subsidiaries, the “Company”) is a provider of cloud contact center software. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe and Asia, which primarily provide research, development and client support services.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there were no changes to our significant accounting policies.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for a customer’s accounting for service contracts. A company can elect to adopt the ASU either prospectively or retrospectively. This guidance is effective for the Company beginning in the first quarter of 2016. Early adoption is permitted. The Company does not expect this guidance to have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. Early adoption is permitted. This guidance is effective for the Company on a retrospective basis beginning in the first quarter of 2016 and is not expected to have a material effect on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard will be effective for the Company's annual period ending December 31, 2016 and interim and annual periods thereafter. Early adoption is permitted. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company's annual and interim reporting periods beginning January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Fair Value Measurements
The Company carries short-term investments consisting of marketable securities at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 — Observable inputs which include unadjusted quoted prices in active markets for identical assets.
Level 2 — Observable inputs other than Level 1 inputs, such as quoted prices for similar assets, quoted prices for identical or similar assets in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.
The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	March 31, 2015
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$19,999	$19,999

	December 31, 2014
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$20,000	$20,000

3. Short-Term Investments
The Company classifies all investments with maturities of three months or less from date of purchase as cash equivalents and all investments with maturities of greater than three months from the date of purchase as short-term investments. The Company classifies its investments in marketable securities as available-for-sale at the time of purchase and as a result, classifies such investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2015, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury bills	$20,000	$—	$(1)	$19,999
As of March 31, 2015, the Company's short-term investments will mature in approximately 44 days.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts receivable	$8,000	$7,482
Unbilled trade accounts receivable, net of advance client deposits	749	918
Allowance for doubtful accounts	(30)	(65)
Accounts receivable, net	$8,719	$8,335
Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer and network equipment	$25,590	$24,292
Computer software	2,439	2,264
Furniture and fixtures	1,036	1,030
Leasehold improvements	611	611
Property and equipment	29,676	28,197
Accumulated depreciation and amortization	(17,250)	(15,626)
Property and equipment, net	$12,426	$12,571
Depreciation and amortization expense associated with property and equipment was $1.6 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively,
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	March 31, 2015	December 31, 2014
Gross	$22,328	$21,025
Less: accumulated depreciation and amortization	(11,983)	(10,609)
Total	$10,345	$10,416
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued expenses	$2,245	$2,240
Accrued compensation and benefits	5,862	5,078
Accrued and other current liabilities	$8,107	$7,318
Restricted Cash
As of March 31, 2015 and December 31, 2014, the Company had $0.2 million and $0.1 million of restricted cash, respectively, under letters of credit primarily related to an insurance policy. As of December 31, 2014, the Company also had restricted cash of $0.7 million related to a letter of credit issued to the Company’s landlord with respect to its lease obligation, which was released in the three months ended March 31, 2015. Restricted cash is included in other assets on the accompanying condensed consolidated balance sheets.

5. Intangible Assets
The components of intangible assets, which were acquired in connection with the Company’s acquisition of Face It, Corp., which we refer to as SoCoCare, a social engagement and mobile customer care solution provider, in October 2013, were as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(511)	$1,949	$2,460	$(423)	$2,037
Customer relationships	520	(151)	369	520	(125)	395
Domain names	50	(15)	35	50	(12)	38
Non-compete agreements	140	(68)	72	140	(57)	83
Total	$3,170	$(745)	$2,425	$3,170	$(617)	$2,553
Amortization expense related to intangible assets was $0.1 million for each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2015	$384
2016	503
2017	465
2018	442
2019	351
2020	280
Total	$2,425

6. Long-Term Debt
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
The 2013 Loan and Security Agreement is collateralized by substantially all the assets of the Company. Under the terms of the amended revolving line of credit ("Revolving Credit Facility"), the balance outstanding cannot exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s USF obligation (accrued federal fees). As of March 31, 2015, the outstanding principal balance under the Revolving Credit Facility was $12.5 million, which has been disclosed as a non-current liability, and the amount available for additional borrowings was $7.5 million.

In connection with its acquisition of SoCoCare, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of March 31, 2015 and December 31, 2014, approximately $4.0 million and $4.5 million, respectively, of this Term Loan was outstanding and is included as notes payable in the condensed consolidated balance sheets. In connection with the Term Loan, the Company issued a warrant to purchase 52,054 shares of its Series D-2 convertible preferred stock at an exercise price of $1.441 per share. The issuance date fair value of this warrant of $0.1 million was recorded as a discount against the debt and is being recognized as additional interest expense over the term of the Term Loan. Upon the effectiveness of the Company’s registration statement filed with the SEC, the conversion of the Company’s preferred stock into common stock and the effectiveness of the 4:1 reverse stock split on April 3, 2014, this warrant became a warrant to purchase 13,013 shares of common stock at an exercise price of $5.76 per share.
The 2013 Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants as of March 31, 2015. The 2013 Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
The Company has a term loan facility of $30.0 million with a syndicate of two lenders ("Lenders"), which was entered into in February 2014 and amended in December 2014 and February 2015 (the “2014 Loan and Security Agreement”). The term loan facility is available to the Company in tranches; the first tranche for $20.0 million was advanced upon the closing of the agreement and the remaining $10.0 million is available for drawdown by the Company until February 2016 in $1.0 million increments. The Company incurred $0.4 million in debt issuance costs in connection with borrowing the first tranche in February 2014. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. All amounts outstanding under this loan facility have been disclosed as part of 'Notes payable - less current portion' in the condensed consolidated balance sheet as of March 31, 2015.
The term loan is secured by substantially all the assets of the Company and is subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of March 31, 2015, the Company was in compliance with these covenants.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. The exercise price of such warrants was subject to adjustment in the event of issuances of common stock by the Company at a price lower than the exercise price of such warrants any time prior to the date of effectiveness of the Company’s initial public offering ("IPO") and other corporate actions. Therefore, upon issuance the warrants were classified as a liability to the Company, which has been reclassified to additional paid-in capital upon the Company's IPO at which time these warrants were indexed to the Company's common stock. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. The fair value of the vested warrants of $1.0 million was recorded as a discount against the debt proceeds and is being recognized as additional interest expense over the term of the loan. As of March 31, 2015, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million remain unvested.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of March 31, 2015 and December 31, 2014, approximately $2.4 million and

$2.6 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
As of March 31, 2015 and December 31, 2014, the Company’s outstanding debt is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Term loan under 2014 Loan and Security Agreement	$20,000	$20,000
Term loan under 2013 Loan and Security Agreement	4,000	4,500
Promissory note to USAC	2,358	2,640
Revolving line of credit, non-current	12,500	12,500
Total debt	38,858	39,640
Less: discount	(1,132)	(1,216)
Total debt, net carrying value	$37,726	$38,424
Less: current portion of debt	(3,528)	(3,146)
Total debt, less current portion	34,198	35,278
Maturities of the Company’s outstanding debt as of March 31, 2015 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2015	$2,398
2016	19,507
2017	4,620
2018	4,000
2019	8,333
Total	$38,858

7. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2015, the Company had 49,611,533 shares of common stock issued and outstanding.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2015, the Company had no shares of preferred stock issued and outstanding.
Common Stock Subject to Forfeiture
In connection with employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013 ("Acquisition Date"), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which is contingent upon continuing employment or services and subject to forfeiture. During October 2014, 50% of such shares vested. During the three months ended March 31, 2015, in accordance with the applicable stock issuance agreement, the vesting on 37,905 shares accelerated in connection with the termination of employment of a shareholder. The remaining 21,384 shares will vest on the second anniversary of the Acquisition Date, provided the recipients thereof continue in service to the Company through such date. These shares were valued at $8.48 per share, based on the Acquisition Date fair value of the Company’s common stock. This amount is being recorded as stock-based compensation on a straight-line basis over the requisite service periods. For each of the three months ended March 31, 2015 and 2014, $0.2 million was included as stock-based compensation expense related to these shares. As of March 31, 2015 and December 31, 2014, the 21,384 shares and 59,289 shares that were subject to forfeiture were included in issued and outstanding shares of common stock, respectively.

Warrants
As of March 31, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 359,596 shares of common stock with a weighted-average exercise price of $5.59 per share, which expire on various dates between February 2020 and February 2024.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

March 31, 2015
Stock options outstanding	6,891
Restricted stock units outstanding	1,458
Shares available for future grant under 2014 Plan	5,756
Shares available for future issuance under ESPP	1,217
Common stock warrants outstanding	360
Total shares of common stock reserved	15,682
Equity Incentive Plans
Prior to the IPO, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”).
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were reserved for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,466,124 additional shares were reserved under the 2014 Plan on January 1, 2015.
Upon the effectiveness of the 2014 Plan on April 3, 2014, no future grants will be made under the 2004 Plan. All shares reserved under the 2004 Plan became available for grant under the 2014 Plan. Any forfeited or expired shares that would otherwise return to the 2004 Plan after the IPO instead return to the 2014 Plan. As of March 31, 2015, 5,756,262 shares of common stock were available for future grant under the 2014 Plan.
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Stock Options
A summary of the Company’s stock option activities during the three months ended March 31, 2015 is as follows (in thousands, except years and per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	7,164	$4.34
Options granted	—	—
Options exercised	(209)	0.55
Options forfeited or expired	(64)	6.35
Outstanding as of March 31, 2015	6,891	$4.44	7.2	$15,714
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair market value of the Company’s common stock of $5.56 as of March 31, 2015 for all in-the-money options outstanding.

Restricted Stock Units
A summary of the Company's RSU activities during the three months ended March 31, 2015 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2014	1,370	$5.21
RSUs granted	188	4.56
RSUs vested and released	(79)	5.31
RSUs forfeited	(21)	4.99
Outstanding as of March 31, 2015	1,458	$5.13
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("ESPP") became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 493,224 additional shares were reserved under the ESPP on January 1, 2015. As of March 31, 2015, 1,217,093 shares of common stock were available for future grants under the ESPP.
During the three months ended March 31, 2015, no purchases were made under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Cost of revenue	$188	$87
Research and development	574	350
Sales and marketing	524	326
General and administrative	949	433
Total stock-based compensation	$2,235	$1,196
As of March 31, 2015, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$9,710	$5,280	$131
Weighted-average amortization period	2.7 years	3.4 years	0.1 years
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
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table.

The weighted-average assumptions used to value stock options granted during the three months ended March 31, 2015 and 2014 were as follows:

Stock Options	Three Months Ended
	March 31, 2015	March 31, 2014
Expected term (years)	*	6.1
Volatility	*	56%
Risk-free interest rate	*	1.8%
Dividend yield	*	—

* No stock options were granted during the three months ended March 31, 2015.

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three months ended March 31, 2015 and 2014, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(8,903)	$(8,320)
Weighted-average shares used in computing basic and diluted net loss per share	49,433	5,608
Basic and diluted net loss per share	$(0.18)	$(1.48)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	March 31, 2015	March 31, 2014
Convertible preferred stock	—	30,595
Stock options	6,891	7,345
Restricted stock units	1,458	—
ESPP	171	—
Common stock warrants	360	—
Convertible preferred stock warrants	—	525
Common stock subject to repurchase or forfeiture	21	141
Total	8,901	38,606

9. Income Taxes
The provision for income taxes for the three months ended March 31, 2015 and 2014 was approximately $18 thousand and $27 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three months ended March 31, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of March 31, 2015 and December 31, 2014. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2015, there were no material changes to the total amount of unrecognized tax benefits.

10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating lease agreements for offices, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting and telecommunication usage services. These commitments as of December 31, 2014 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and did not change during the three months ended March 31, 2015 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of March 31, 2015, total minimum future payment commitments under these capital leases were approximately $1.7 million, of which $0.4 million is due in 2015, with the remainder due over approximately 2.3 years thereafter.
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
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company will be required to pay assessments for periods prior to the Company’s registration. While the Company is in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that it will be required to pay back assessments for the period from 2003 through 2007. The Company will also face a regulatory and contractual challenge in seeking recovery or credit for its USF reimbursement payments previously made to its wholesale telecommunications service providers of up to $3.1 million as of March 31, 2015 and December 31, 2014. In 2013, the Company began remitting required contributions on a prospective basis directly to USAC.
In July 2013, the Company and USAC agreed to a financing arrangement for the undisputed portion of the unpaid USF contributions and related interest for the periods 2008 through 2012 whereby the Company issued to USAC a promissory note payable in the amount of $4.1 million. The repayment terms of the promissory note payable are disclosed in Note 6. As of March 31, 2015, the balance of the promissory note payable was $2.4 million and is included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, the Company had an accrued liability for the unpaid USF contributions and related interest and penalties of $5.5 million and $5.2 million included in accrued federal fees on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, of which $0.8 million pertains to periods prior to 2008. For each of the three months ended March 31, 2015 and 2014, the Company recorded interest and penalty expenses of $0.1 million as a charge to general and administrative expense, which were related to its unpaid USF obligations for the periods prior to 2013.

No amounts related to the potential recovery or credit of USF contributions paid by the Company to its wholesale telecommunications service providers were recognized in the accompanying condensed consolidated financial statements.
In connection with the Company's late registration with the USAC and past failure to recognize its obligation as a USF contributor and as an international carrier, in October 2014, the FCC Enforcement Bureau began to negotiate with the Company a consent decree and a civil penalty to conclude its investigation into the Company's 2008 - 2012 USF contribution and international carrier authorization compliance. On October 28, 2014, the FCC Enforcement Bureau and the Company tentatively agreed on a $2.0 million civil penalty and are negotiating a consent decree to resolve this matter. Principal payments of the civil penalty will likely be payable to the U.S. Treasury over 36 months beginning on the date of execution, which the Company anticipates will be in the course of 2015, under an installment payment plan to be further negotiated by the Company and the FCC Enforcement Bureau. Based on the information that became available in October 2014, the Company believed that this probable loss existed and became reasonably estimable and therefore accrued a liability of $2.0 million within 'Accrued federal fees' in the condensed consolidated balance sheet in the third quarter of 2014, which was charged to general and administrative expense. There were no changes in this accrued probable loss as of March 31, 2015.
State and Local Taxes and Surcharges
During 2013, the Company analyzed its activities and determined it may be obligated to collect and remit various state and local taxes and surcharges on its usage-based fees. The Company had not remitted state and local taxes on usage-based fees in any of the periods prior to 2014 and therefore accrued a sales tax liability for this contingency. In January 2014, the Company commenced paying such taxes and surcharges to certain state authorities. In June 2014, the Company commenced collecting state and local taxes or surcharges on usage-based fees from its clients on a current basis and remitting such taxes to the applicable state taxing authorities. During the three months ended March 31, 2015 and 2014, the Company has remitted $27 thousand and $0.1 million, respectively, for its state and local taxes on usage-based fees related to the periods prior to June 2014. For the three months ended March 31, 2015 and 2014, the Company recognized general and administrative expense of $0.1 million and $0.5 million, respectively, related to its estimated sales tax liability on usage-based fees, which was not being collected from its clients. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each state.
In April 2012, the Company commenced collecting and remitting sales taxes on sales of subscription services in all states in which it determined it was obligated to do so. During the first quarter of 2015, the Company conducted an updated sales tax review of the taxability of sales of its subscription services. As a result, the Company determined that it may be obligated to collect and remit sales taxes on such sales in four additional states. Based on its best estimate of the probable sales tax liability in those four states relating to its sales of subscription services during the period 2011 through 2014, for the three months ended March 31, 2015, the Company recorded a general and administrative expense of $0.6 million as an out of period adjustment to accrue for such taxes. The accrued tax liability was included in "Sales tax liability" on the condensed consolidated balance sheets. During 2015, the Company expects to commence collecting such state sales taxes from its clients on a current basis and remitting such taxes to the applicable state taxing authorities.
As of March 31, 2015, the Company had total accrued liabilities of $3.3 million for its contingent state and local sales taxes and surcharges that were not being collected from its clients but may be imposed by various states and municipalities, of which $1.0 million and $2.3 million was included in current and non-current "Sales tax liability" on the condensed consolidated balance sheets, respectively. As of December 31, 2014, the Company had total accrued liabilities of $2.6 million for such contingent state and local sales taxes and surcharges, which was included in non-current "Sales tax liability" on the condensed consolidated balance sheets.
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
In March 2013, the court granted the Company's motion to transfer the case to the U.S. District Court for the Northern District of California subsequent to which the complainant amended its claim to include another related patent. The Company has responded to this amended claim by continuing to assert non-infringement and invalidity of the patents. During December 2013, the court in California held a status conference and subsequently held a claim construction hearing regarding the patents on August 22, 2014. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit, and on April 6, 2015, the court held a case management conference setting further dates in the case. The court set a trial date of June 20, 2016, and set February 16, 2016 as the deadline to file motions for summary judgment. The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims. Accordingly, the Company has not accrued a loss related to this matter as the Company does not believe that it is probable that a loss will be incurred.
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of Universal Health Care Group, Inc., which entity serves as the sole member of American Managed Care, LLC (“AMC”), filed an adversary complaint against the Company in the United States Bankruptcy Court for the Middle District of Florida. The adversary proceeding, Soneet Kapila v. Five9, Inc., Case No. 13-05952 (KRM), Adv. No. 15-00092 (KRM), sought to avoid and recover as preferential payments, actual fraudulent transfers and/or constructive fraudulent transfers certain payments that the Company allegedly received from AMC in return for services provided by the Company between May 3, 2011 and May 3, 2014. The trustee sought approximately $2.5 million in damages. The matter has been settled, with Bankruptcy Court approval, for a cash payment by the Company of $99,000, which has been accrued by the Company with a charge to general and administrative expense during the three months ended March 31, 2015. The accrued liability was included in "Accrued and other current liabilities" on the condensed consolidated balance sheets.
The Company recognizes general and administrative expense for legal fees in the period the services are provided.
Indemnification Agreements
In the ordinary course of business, the Company indemnifies various clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and thus there are no claims that the Company is aware of that would have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands).

	Three Months Ended
	March 31, 2015	March 31, 2014
United States	$28,279	$22,434
International	1,995	1,840
Total revenue	$30,274	$24,274

The following table summarizes total property and equipment, net in the respective locations (in thousands).

	March 31, 2015	December 31, 2014
United States	$10,415	$10,625
International	2,011	1,946
Property and equipment, net	$12,426	$12,571

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties that could cause our actual results to differ materially from our expectations. Factors that could cause such differences include, but are not limited to, those described in the section titled “Risk Factors” and elsewhere in this report.
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
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we have also focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social marketing, trade shows, industry events and telemarketing. In June 2014, we introduced our Summer Release 2014 that includes new native multichannel applications that support social, mobile, chat and email interactions. The multichannel capabilities are powered by Five9 Connect, an intelligent technology layer that helps contact centers evaluate, prioritize and route requests. Our solution also provides more mobility capabilities for supervisors and enables customized call center monitoring and reporting.
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2015 and 2014, subscription and related usage fees accounted for 97% and 98% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $30.3 million for the three months ended March 31, 2015 from $24.3 million for the three months ended March 31, 2014. Revenue growth has primarily been driven by new clients choosing to use our solution and to a lesser extent, existing clients gradually increasing the number of agent seats under subscription. For each of the three months ended March 31, 2015 and 2014, no single client accounted for more than 10% of our total revenue. As of March 31, 2015, we had over 2,000 clients across multiple industries, with subscriptions ranging in size from fewer than 10 agent seats to approximately 800 agent seats.
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
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in future periods. However, we expect these expenses as a percentage of revenue to decrease as we grow our revenue and gain economies of scale by increasing our client base without direct incremental development costs and by utilizing more of the capacity of our data centers.
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
The following table shows our Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	March 31, 2015	March 31, 2014
Dollar-Based Retention Rate	95%	100%

Our Dollar-Based Retention Rate declined as of March 31, 2015 primarily due to a reduction in usage revenue during the period from one current client due to the competitive pricing environment on international calling and a business process outsourcer customer that went out of business.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) other income (expense), net, (4) provision for income taxes, and (5) other unusual items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(8,903)	$(8,320)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,775	1,592
Stock-based compensation (2)	2,235	1,196
Interest expense	1,139	778
Interest income and other	(2)	(32)
Provision for income taxes	18	27
Change in fair value of convertible preferred and common stock warrant liabilities	—	(1,745)
Out of period adjustment for sales tax liability (3)	575	—
Adjusted EBITDA	$(3,163)	$(6,504)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Cost of revenue	$1,439	$1,202
Research and development	87	46
Sales and marketing	49	48
General and administrative	200	296
Total depreciation and amortization	$1,775	$1,592
(2) See Note 7 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative expense. This amount represents an out of period adjustment for 2011 through 2014. See Note 10 of the notes to the condensed consolidated financial statements included in this report.

Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring. This recurring revenue includes fixed subscription fees for the delivery and support of our VCC cloud platform, as well as related usage fees. The related usage fees are based on the volume of minutes for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts for our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice.
Fixed subscription fees, including plans with bundled usage, are generally billed monthly in advance, while variable usage fees are billed in arrears. Fixed subscription fees are recognized on a straight-line basis over the applicable term, predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Variable subscription related usage fees for non-bundled plans are billed in arrears based on client-specific per minute rate plans and are recognized as actual usage occurs. We generally require advance deposits from clients based on estimated usage. All fees, except usage deposits, are non-refundable.
In addition, we generate professional services revenue from assisting clients in implementing our solution and optimizing use. These services include application configuration, system integration and education and training services. Professional services are primarily billed on a fixed-fee basis and are typically performed by us directly. In limited cases, our clients may choose to perform these services themselves or engage their own third-party service providers to perform such services. Professional services are recognized as the services are performed using the proportional performance method, with performance measured based on hours of work performed, provided all other criteria for revenue recognition are met.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases and change in fair value of convertible preferred and common stock warrant liabilities. As a result of our $20.0 million term loan borrowed in February 2014 (See Note 6 of the notes to condensed consolidated financial statements of this Form 10-Q) and our continued capital spending funded by capital leases, we expect interest expense to increase in absolute dollars.
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

Results of Operations for the Three Months Ended March 31, 2015 and 2014
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	100%	100%
Cost of revenue	49%	54%
Gross profit	51%	46%
Operating expenses:
Research and development	20%	22%
Sales and marketing	33%	37%
General and administrative	24%	25%
Total operating expenses	77%	84%
Loss from operations	(26)%	(38)%
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—%	7%
Interest expense	(4)%	(3)%
Interest income and other	1%	—%
Total other income (expense), net	(3)%	4%
Loss before provision for income taxes	(29)%	(34)%
Provision for income taxes	—%	—%
Net loss	(29)%	(34)%
Revenue

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

	(in thousands, except percentages)
Revenue	$30,274	$24,274	$6,000	25%
The increase in revenue for the three months ended March 31, 2015 compared to the same period of 2014 was attributable to revenue from new clients acquired since April 1, 2014, which was primarily driven by an increase in sales and marketing activities in the twelve months ended March 31, 2015. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$14,778	$13,148	$1,630	12%
% of Revenue	49%	54%
The increase in cost of revenue for the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to a $1.0 million increase in personnel costs driven by increased headcount, a $0.3 million increase in third party hosted software costs due to increased client activities, a $0.3 million increase in USF contribution and other federal telecommunication service fees primarily due to increased client usage, and a $0.2 million increase in depreciation expenses for servers and equipment due to additional investments in technical infrastructure to support current and expected future client growth. The remainder of the increase was primarily due to our business growth and system implementations. These increases were offset in part by a $0.5 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$15,496	$11,126	$4,370	39%
% of Revenue	51%	46%
For the three months ended March 31, 2015, the increase in gross margin was primarily due to improved usage efficiencies and continued benefit from economies of scale.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

	(in thousands, except percentages)
Research and development	$6,038	$5,225	$813	16%
% of Revenue	20%	22%
The increase in research and development expenses for the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to a $0.6 million increase in personnel-related costs driven primarily by increased headcount and a $0.2 million increase in stock-based compensation expense primarily due to an increase in the fair value of employee equity awards.
Sales and Marketing

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$9,931	$9,022	$909	10%
% of Revenue	33%	37%
The increase in sales and marketing expenses for the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to a $0.4 million increase in personnel costs resulting from headcount additions, a $0.3 million increase in commissions paid to sales personnel driven by the growth in sales of our solution, a $0.2 million increase in stock-based compensation expense due to increased headcount as well as an increase in the fair value of employee equity awards. The increases in headcount supported our growth strategy to acquire new client and increase the number of agent seats within our existing client base. We increased marketing efforts to raise brand awareness and lead generation efforts.
General and Administrative

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$7,275	$6,171	$1,104	18%
% of Revenue	24%	25%

The increase in general and administrative expenses for the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to a $0.6 million increase in personnel costs due to headcount additions required to operate as a public company since our IPO in April 2014, a $0.5 million increase in stock-based compensation expense due to headcount additions as well as an increase in the fair value of employee equity awards, and a $0.3 million increase in contingent state and local taxes and surcharges, which was primarily the net effect of  a $0.6 million out of period adjustment recorded in the first quarter of 2015 for additional sales taxes in four U.S. states for certain revenue earned during the period 2011 through 2014 and a $0.3 million decrease in such taxes accrued for our usage-based fees as we commenced collecting state and local taxes and surcharges from our clients for applicable states in June 2014 (see Note 10 of the notes to our condensed consolidated financial statements). These increases were partially offset by a $0.4 million decrease in outside professional services fees due to higher legal and accounting costs incurred in the three months ended March 31, 2014 in connection with our IPO.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of convertible preferred and common stock warrant liabilities	$—	$1,745	$(1,745)	(100)%
Interest expense	(1,139)	(778)	(361)	46%
Interest income and other	2	32	(30)	(94)%
Total other income (expense), net	$(1,137)	$999	$(2,136)	(214)%
% of Revenue	(3)%	4%
For the three months ended March 31, 2015, interest expense increased as a result of a higher average balance of outstanding debt. In February 2014, we borrowed a $20.0 million term loan under a loan and security agreement. See Note 6 of the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from the issuance of our convertible preferred stock, lease facilities and, more recently, net proceeds raised from our IPO and debt financings. As of March 31, 2015, we had cash and available-for-sale short-term investments totaling $70.6 million.
In April 2014, we consummated our IPO and received aggregate proceeds of $74.9 million after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million was paid by us prior to 2014 and the remaining $3.4 million was paid in the first two quarters of 2014.
We maintain a revolving line of credit of $20.0 million with a bank under our 2013 Loan and Security Agreement. As of March 31, 2015, we had borrowed $12.5 million under this facility and the amount available for additional borrowings was $7.5 million. The 2013 Loan and Security Agreement contains certain covenants, including the requirement that we maintain $7.5 million of cash deposited with the lender for the term of the agreement and includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default. As of March 31, 2015, we were in compliance with these covenants. See Note 6 of the notes to condensed consolidated financial statements of this Form 10-Q.
We also have a term loan facility of $30.0 million under our 2014 Loan and Security Agreement that was entered into with a syndicate of two lenders ("Lenders") in February 2014 and amended in December 2014 and February 2015. At closing in February 2014, we borrowed $20.0 million from the term loan facility with the remaining $10.0 million available to be borrowed until February 2016. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of March 31, 2015, we were in compliance with these covenants.

We believe our existing cash, available-for-sale short-term investments and the amounts available for borrowing under our term loan facility and our revolving line of credit will be sufficient to meet our working capital and capital expenditure needs at least through March 31, 2016. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Net cash used in operating activities	$(5,753)	$(6,180)	$427	(7)%
Net cash provided by (used in) investing activities	462	(96)	558	(581)%
Net cash provided by (used in) financing activities	(2,352)	17,766	(20,118)	(113)%
Net increase (decrease) in cash and cash equivalents	$(7,643)	$11,490	$(19,133)	(167)%
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of client payments. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect net uses of cash by operations to continue. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the three months ended March 31, 2015 and 2014, our days-sales-outstanding were 24 and 22 days, respectively.
During the three months ended March 31, 2015, net cash used in operating activities decreased by $0.4 million compared to the same period of 2014 primarily due to a $2.5 million decrease in net loss after adjusting for non-cash expenses and a $2.1 million increase in net cash outflows resulting from changes in operating assets and liabilities.
During the three months ended March 31, 2015, cash outflows from changes in operating assets and liabilities included primarily a $1.6 million decrease in accounts payable related to timing of liabilities and payments, a $1.2 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $0.5 million increase in accounts receivable due to increased sales. Cash inflows from changes in operating assets and liabilities included a $1.1 million increase in accrued and other liabilities primarily for ESPP withholdings for employees for the purchase period started in November 2014 and additional employee paid-time-off liability due to timing of usage, a $1.0 million increase in accrued federal fees and sales tax liability as a result of a $0.6 million out of period adjustment for additional sales tax liability recorded in the first quarter of 2015 (see Note 10 of the notes to condensed consolidated financial statements included in this Form 10-Q), as well as increased client usage, and a $0.3 million increase in deferred revenue primarily attributable to increased billings.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2015 was primarily from proceeds of $20.0 million from maturity of short-term investments and a $0.7 million decrease in restricted cash due to the release of a letter of credit issued to our landlord with respect to our office lease obligation, offset in part by purchase of short-term investments of $20.0 million and purchase of property and equipment of $0.2 million.
Net cash used in investing activities in the three months ended March 31, 2014 was primarily for purchase of property and equipment of $0.1 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2015, cash used in financing activities of $2.4 million was primarily for repayments of $2.5 million on our capital lease and notes payable obligations.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, our critical accounting policies did not materially change.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for a customer’s accounting for service contracts. A company can elect to adopt the ASU either prospectively or retrospectively. This guidance is effective for us beginning in the first quarter of 2016. Early adoption is permitted. We do not expect this guidance to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. Early adoption is permitted. This guidance is effective for us on a retrospective basis beginning in the first quarter of 2016 and is not expected to have a material effect on our consolidated financial statements.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Off Balance Sheet Arrangements
As of December March 31, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal commitments consist of obligations under operating lease agreements for offices, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting and telecommunication usage services. These commitments as of December 31, 2014 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and did not change during the three months ended March 31, 2015 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of March 31, 2015, total minimum future payment commitments under these capital leases were approximately $1.7 million, of which $0.4 million is due in 2015, with the remainder due over approximately 2.3 years thereafter.
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
Interest Rate Sensitivity
As of March 31, 2015, we had cash of $50.6 million and short-term investments of $20.0 million. We hold our cash and short-term investments for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our short-term investments reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments.
As of March 31, 2015, we had a total of $36.5 million outstanding under our variable interest rate debt or financing agreements. See Note 6 of the notes to our condensed consolidated financial statements for a detailed discussion of our indebtedness. For the three months ended March 31, 2015, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.1 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to foreign currency risk. Our operating expenses are primarily denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.1 million on our operating results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority and also applied for, and received, special temporary authority ("STA") to continue to provide international telecommunications services while our international carrier application remains pending before the FCC. Our STA has since been renewed on three occasions and may be renewed again before the international authorization is granted.
In October 2014, the FCC Enforcement Bureau began to negotiate with us a consent decree and a civil penalty to conclude its investigation into our 2008 - 2012 USF contribution and international carrier authorization compliance. The amount of the civil penalty has been tentatively set at $2.0 million. The terms of the consent decree have been tentatively negotiated and it is likely to be adopted in the course of 2015. The draft consent decree requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. See Note 10 of the notes to our condensed consolidated financial statements for a discussion.
NobelBiz Litigation
On August 5, 2011, NobelBiz, Inc., or NobelBiz, sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’). NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit, and on April 6,

2015, the court held a case management conference setting further dates in the case.  The Court set a trial date of June 20, 2016, and set a date for the Company to file motions for summary judgment by February 16, 2016.
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of Universal Health Care Group, Inc., which entity serves as the sole member of American Managed Care, LLC (“AMC”), filed an adversary complaint against us in the United States Bankruptcy Court for the Middle District of Florida. The adversary proceeding, Soneet Kapila v. Five9, Inc., Case No. 13-05952 (KRM), Adv. No. 15-00092 (KRM), sought to avoid and recover as preferential payments, actual fraudulent transfers and/or constructive fraudulent transfers certain payments that we allegedly received from AMC in return for services provided by us between May 3, 2011 and May 3, 2014. The complaint sought approximately $2.5 million in damages. The matter has been settled, with Bankruptcy Court approval, for a cash payment by us of $99,000.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Risks Related to Our Business and Industry
Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock.
Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

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
To increase our revenue, we must add new clients, add additional agent seats and sell additional functionality to existing clients, and encourage existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or upsell existing clients based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing clients, attract new clients or grow or maintain our business from existing clients, which could harm our revenue and growth.
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
For the three months ended March 31, 2015, our revenue was $30.3 million, which increased by $6.0 million, or 25%, from $24.3 million for the same period of 2014. For the years ended December 31, 2014, 2013 and 2012, our revenue was $103.1 million, $84.1 million and $63.8 million, respectively, representing year-over-year growth of 23% and 32%, respectively. We expect that, in the future, as our revenue increases, our annual revenue growth rate may continue to decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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
If we are not successful in achieving these objectives, our revenue may be harmed. In addition, we plan to continue our investment in future growth, including expending substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization;

•	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

•	solution development, including investments in our solution development team and the development of new applications and features for existing solutions;

•	international expansion; and

•	general administration, including legal, regulatory compliance and accounting expenses.
Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We grew from 442 employees as of December 31, 2012 to 635 employees as of March 31, 2015. We have also significantly increased the size of our client base to over 2,000 clients. We anticipate that we will continue to significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats or termination of their contracts. In addition, the subscriptions and related usage by our existing clients may decrease if:

•	the volume of minutes for inbound and outbound interactions between our clients and their customers decreases,

•	clients are not satisfied with our services, prices or the functionality of our solution,

•	the stability, performance and security of our hosting infrastructure and hosting services are not satisfactory,

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or for other reasons,

•	competition increases from other contact center providers,

•	alternative technologies emerge which we do not provide,

•	clients experience financial difficulties, or

•	the U.S. or global economy declines.
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
We leverage strategic relationships with third parties, such as CRM, system integrator, technology and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solutions to prospective clients due to actual or perceived lack of features, technological issues or failures, reputational concerns or other factors, which would harm our business, financial conditions and operations. Furthermore, if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solutions, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
As we target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in completing our sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these clients will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual clients and prospective clients, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to five months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our clients that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of agent seats and the number of applications utilized by larger organizations over time. There is no guarantee that these clients will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these clients will decrease and our business may suffer.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $8.9 million and $8.3 million in the three months ended March 31, 2015 and 2014, respectively, and a net loss of $37.8 million in the year ended December 31, 2014. As of March 31, 2015, we had an accumulated deficit of $137.5 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.

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
We host our solution at data centers located in Santa Clara, California; Atlanta, Georgia and Slough, England. Any failure or downtime in one of our data center facilities in the U.S. could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
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
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations. Moreover, our clients could incorrectly implement or inadvertently misuse our products, which could result in their dissatisfaction and harm the perceived utility of our products as well as our brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could elect to cancel or not renew our solution, seek payment credits or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits and an increase in collection cycles for accounts receivable. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources.
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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the West Coast (where our corporate headquarters and one of our data centers are located), hurricane or tropical storm in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, all of which could harm our business and operating results. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our services or related taxes and administrative fees.
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
Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where software development services are performed. In connection with our new data center in the U.K., we also commenced operations in the U.K. to maintain and support the data center and to provide service and support to clients in certain countries of the European Union. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

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

•
fluctuations in the value of the U.S. dollar and foreign currencies, which may make our solution more expensive in other countries or may increase our costs, impacting our operating results when translated into U.S. dollars;

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
Our ability to increase our client base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social marketing, trade shows, industry events, co-marketing with strategic partners and telemarketing. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
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
To date, we have financed our operations, primarily through sales of our solution, net proceeds from the issuance of convertible preferred stock, lease facilities and, more recently, net proceeds from our initial public offering, or IPO, and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of March 31, 2015, we had $20.0 million outstanding under a loan and security agreement for a term loan facility of up to $30.0 million, $16.5 million outstanding (comprised of $12.5 million under the revolving line of credit and $4.0 million outstanding under a term loan) under a loan and security agreement and $2.4 million outstanding under a promissory note with the Universal Services Administration Company, or USAC. See Note 6 of the notes to condensed consolidated financial statements.
Our loan and security agreements are collateralized by substantially all of our assets and contain a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The amount of our current debt and the collateral pledged under the loan and security agreements and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
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
For example, we recognize revenue in accordance with ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (formerly known as

EITF 08-01). In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The new standard is effective for our annual and interim reporting periods beginning January 1, 2017. All companies that enter into contracts with customers to transfer goods or services will be affected in some way by ASU 2014-09. As a result of future interpretations or applications of existing and new accounting standards, including ASU 2014-09 and ASU 2009-13, the timing of our revenue recognition could change, which would cause fluctuations in our operating results.
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
Our success and ability to compete depend in part upon our intellectual property. As of March 31, 2015, our intellectual property portfolio included twenty-five registered and two pending U.S. trademarks, seven issued U.S. patents, six pending U.S. patent applications and one registered U.S. copyright. Furthermore, as of March 31, 2015, we had eleven pending patent applications and limited trademark registrations outside the U.S. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our technology, solutions, brand and business.
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
Certain technology necessary for us to provide our solution may be patented or otherwise protected by other parties either now or in the future. In such case, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable, or at all. The existence of such a patent or other protections, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering solutions incorporating such technology.
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
Our solution incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties and to integrate such software to our solution.
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could harm our business.
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
Increased taxes on our service may increase our clients’ cost of using our service and/or increase our costs and reduce our profit margins to the extent the costs are not passed through to our clients, and we may be subject to liabilities for past sales and other taxes, surcharges and fees.
Prior to 2012, we did not collect or remit state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges on our solution.
During 2011, we analyzed our activities and determined that we were obligated to collect sales taxes on sales of our subscription services in certain states. Accordingly, we registered with those states and, in 2012, commenced paying past-due amounts and collecting sales taxes from our clients and remitting such taxes to the applicable state taxing authorities. During the first quarter of 2015, we conducted an updated review of the taxability of sales of our subscription services and identified four additional U.S. states where we may be obligated to collect and remit sales taxes.

During 2013, we analyzed our activities and determined that we may be obligated to collect and remit sales, excise and utility user taxes, as well as surcharges as a communications service provider, and pay gross receipts taxes, on our usage-based fees in certain states and municipalities. We neither collected nor remitted state and local taxes or surcharges on usage-based fees in any of the periods prior to 2014. Based on our ongoing assessment of our state and local tax collection and remittance obligations in respect of usage-based fees, in 2014, we registered for tax and regulatory purposes in all states where we determined such registration is proper and commenced collecting and remitting applicable state and local taxes and surcharges on such fees.
We have accrued a contingent liability for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 to the notes to our condensed consolidated financial statements.
While we have accrued for these potential liabilities in each period, such accruals are based on analyses of our business activities, the operation of our solution, applicable statutes, regulations and rules in each state and locality and estimates of sales subject to sales tax or other charges. State and local taxing and regulatory authorities may challenge our position and may decide to audit our business and operations with respect to state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges, which could result in our being liable for taxes, fees, or surcharges, as well as related penalties and interest, above our recorded accrued liability or additional liability for taxes, fees, or surcharges, as well as penalties and interest for our clients, which could harm our results of operations and our relationships with our clients.
The applicability of state or local taxes, fees or surcharges relative to services such as ours is complex, ambiguous and subject to interpretation and change. If states enact new legislation or if taxing and regulatory authorities promulgate new rules or regulations or expand or otherwise alter their interpretations of existing rules and regulations, we could incur additional liabilities. In addition, the collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with new or existing legislation, rules or regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, such legislation, rules or regulations. We have incurred, and will continue to incur, substantial ongoing costs associated with complying with state or local tax, fee or surcharge requirements in the numerous markets in which we conduct or will conduct business.
We are subject to assessments for unpaid Universal Service Fund contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier.
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that our telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the FCC Enforcement Bureau and have registered with the USAC which is charged by the FCC with administering the USF. As of March 31, 2015, we had a promissory note issued to USAC in the principal amount of $2.4 million and accrued liabilities for unpaid USF contributions of $5.5 million, which are included in accrued federal fees in the consolidated balance sheet. Approximately $0.8 million of these amounts pertains to periods prior to 2008. In April 2013, we began remitting required contributions on a prospective basis directly to USAC.
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. While we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for

Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority and also applied for, and received, special temporary authority ("STA") to continue to provide international telecommunications services while our international carrier application remains pending before the FCC. Our STA has since been renewed on three occasions and may be renewed again before the international authorization is granted.
Finally, in October 2014, the FCC Enforcement Bureau began to negotiate a consent decree and a voluntary civil penalty with us, the amount of which has been tentatively set at $2.0 million, to conclude its investigation into our 2008 - 2012 USF contribution and international carrier authorization compliance. See Note 10 of the notes to our condensed consolidated financial statements.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the three months ended March 31, 2015, the sale price per share of our common stock ranged from a low of $3.64 to a high of $5.71. Factors that may contribute to continuing volatility in the price of our common stock include:

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders or the perception in the market that holders of a large number of shares intend to sell their shares.
As of April 30, 2015, the holders of an aggregate of 24,530,809 shares of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
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
For as long as we continue to be an emerging growth company, we may take advantage of certain other exemptions from reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decline.
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
As of April 30, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 54% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Five9;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Five9.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended March 31, 2015.

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

10.1
Second Amendment to Loan and Security Agreement, dated February 19, 2015, by and between Five9, Inc., Five9 Acquisition LLC, Fifth Street Finance Corp. and Fifth Street Mezzanine Partners V, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2015 (File No. 001-36383) and incorporated by reference herein).

10.2	2015 Executive Bonus Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015 (File No. 001-36383) and incorporated by reference herein).
10.3*	Offer Letter between the Registrant and Michael Crane.
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.

Date:	May 13, 2015	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	May 13, 2015	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)