Form 10-Q
period 2015-06-30
Five9, Inc.
filed 2015-08-05
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 27, 2015, there were 50,253,758 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,333	$58,289
Short-term investments	—	20,000
Accounts receivable, net	8,250	8,335
Prepaid expenses and other current assets	4,228	1,960
Total current assets	77,811	88,584
Property and equipment, net	11,964	12,571
Intangible assets, net	2,297	2,553
Goodwill	11,798	11,798
Other assets	709	1,428
Total assets	$104,579	$116,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,766	$4,179
Accrued and other current liabilities	8,718	7,318
Accrued federal fees	5,658	7,215
Sales tax liability	863	297
Notes payable	5,081	3,146
Capital leases	4,365	4,849
Deferred revenue	5,525	5,346
Total current liabilities	32,976	32,350
Revolving line of credit	12,500	12,500
Sales tax liability — less current portion	2,063	2,582
Notes payable — less current portion	21,117	22,778
Capital leases — less current portion	4,676	4,423
Other long-term liabilities	672	548
Total liabilities	74,004	75,181
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 50,246 shares and 49,322 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	50	49
Additional paid-in capital	175,379	170,286
Accumulated deficit	(144,854)	(128,582)
Total stockholders’ equity	30,575	41,753
Total liabilities and stockholders’ equity	$104,579	$116,934
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$30,274	$24,685	$60,548	$48,959
Cost of revenue	14,270	13,469	29,048	26,617
Gross profit	16,004	11,216	31,500	22,342
Operating expenses:
Research and development	5,568	5,554	11,606	10,779
Sales and marketing	10,594	9,674	20,525	18,696
General and administrative	6,027	3,515	13,302	9,686
Total operating expenses	22,189	18,743	45,433	39,161
Loss from operations	(6,185)	(7,527)	(13,933)	(16,819)
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	1,745
Interest expense	(1,155)	(1,092)	(2,294)	(1,870)
Interest income and other	(49)	(28)	(47)	4
Total other income (expense), net	(1,204)	(1,120)	(2,341)	(121)
Loss before provision for (benefit from) income taxes	(7,389)	(8,647)	(16,274)	(16,940)
Provision for (benefit from) income taxes	(20)	12	(2)	39
Net loss	$(7,369)	$(8,659)	$(16,272)	$(16,979)
Net loss per share:
Basic and diluted	$(0.15)	$(0.18)	$(0.33)	$(0.64)
Shares used in computing net loss per share:
Basic and diluted	49,980	46,898	49,708	26,367
Comprehensive Loss:
Net loss	$(7,369)	$(8,659)	$(16,272)	$(16,979)
Other comprehensive loss:
Change in unrealized gain/loss on short-term investments, net of tax	1	—	—	—
Comprehensive loss	$(7,368)	$(8,659)	$(16,272)	$(16,979)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(16,272)	$(16,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,685	3,291
Provision for doubtful accounts	134	39
Stock-based compensation	4,065	2,919
Loss on the disposal of property and equipment	9	—
Non-cash interest expense	171	129
Changes in fair value of convertible preferred and common stock warrant liabilities	—	(1,745)
Others	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(57)	(126)
Prepaid expenses and other current assets	(2,268)	(1,070)
Other assets	(87)	(55)
Accounts payable	(1,394)	(508)
Accrued and other current liabilities	2,035	1,985
Accrued federal fees and sales tax liability	165	(2,808)
Deferred revenue	163	634
Other liabilities	(58)	(102)
Net cash used in operating activities	(9,710)	(14,398)
Cash flows from investing activities:
Purchases of property and equipment	(414)	(336)
Decrease (increase) in restricted cash	806	(25)
Purchase of short-term investments	(20,000)	(29,993)
Proceeds from maturity of short-term investments	40,000	—
Net cash provided by (used in) investing activities	20,392	(30,354)
Cash flows from financing activities:
Net proceeds from initial public offering, net of payments for offering costs	—	71,459
Proceeds from exercise of common stock options and warrants	349	705
Proceeds from sale of common stock under ESPP	680	—
Proceeds from notes payable	—	19,561
Repayments of notes payable	(1,572)	(519)
Payments of capital leases	(3,095)	(2,625)
Net cash provided by (used in) financing activities	(3,638)	88,581
Net increase in cash and cash equivalents	7,044	43,829
Cash and cash equivalents:
Beginning of period	58,289	17,748
End of period	$65,333	$61,577
Non-cash investing and financing activities:
Equipment obtained under capital lease	$2,394	$2,598
Equipment purchased and unpaid at period-end	34	23
Reclass of deferred initial public offering costs to additional paid-in capital	—	2,179
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	—	509
Vesting of early exercised stock options	—	57
Reclass of warrants liabilities to additional paid-in capital upon initial public offering	—	2,647
Conversion of convertible preferred stock to common stock upon initial public offering	—	54,244
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015, there were no changes to the Company's significant accounting policies.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company's annual and interim reporting periods beginning January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB approved a proposed ASU to defer the effective date of ASU 2014-09 by one year. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Fair Value Measurements
The Company carries cash equivalents and short-term investments consisting of money market funds and marketable securities at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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
The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	June 30, 2015
	Total	Level 1
Assets
Cash equivalents:
Money market funds	$20,001	$20,001

	December 31, 2014
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$20,000	$20,000

3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Cash	$45,332	$58,289
Money market funds	20,001	—
Cash and cash equivalents	$65,333	$58,289
Restricted Cash
As of June 30, 2015, the Company's restricted cash balance was not material. As of December 31, 2014, the Company had restricted cash of $0.8 million that included $0.7 million related to a letter of credit issued to the Company’s landlord with respect to its lease obligation and $0.1 million under letters of credit primarily related to an insurance policy. These letters of credit had been released during the first half of 2015. Restricted cash is included in 'Other assets' on the accompanying condensed consolidated balance sheets.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts receivable	$7,553	$7,482
Unbilled trade accounts receivable, net of advance client deposits	768	918
Allowance for doubtful accounts	(71)	(65)
Accounts receivable, net	$8,250	$8,335
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid expenses	$2,323	$1,721
Canadian value-added taxes receivable	1,646	—
Others	259	239
Prepaid expenses and other current assets	$4,228	$1,960
Property and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer and network equipment	$26,681	$24,292
Computer software	2,662	2,264
Furniture and fixtures	1,039	1,030
Leasehold improvements	614	611
Property and equipment	30,996	28,197
Accumulated depreciation and amortization	(19,032)	(15,626)
Property and equipment, net	$11,964	$12,571
Depreciation and amortization expense associated with property and equipment was $1.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively, and $1.6 million and $3.0 million for the three and six months ended June 30, 2014, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	June 30, 2015	December 31, 2014
Gross	$23,412	$21,025
Less: accumulated depreciation and amortization	(13,058)	(10,609)
Total	$10,354	$10,416

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and benefits	$5,598	$5,078
Accrued expenses	1,474	2,240
Canadian value-added taxes liability	1,646	—
Accrued and other current liabilities	$8,718	$7,318

4. Intangible Assets
The components of intangible assets, which were acquired in connection with the Company’s acquisition of Face It, Corp., which the Company refers to as SoCoCare, a social engagement and mobile customer care solution provider, in October 2013, were as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(599)	$1,861	$2,460	$(423)	$2,037
Customer relationships	520	(177)	343	520	(125)	395
Domain names	50	(17)	33	50	(12)	38
Non-compete agreements	140	(80)	60	140	(57)	83
Total	$3,170	$(873)	$2,297	$3,170	$(617)	$2,553
Amortization expense related to intangible assets was $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively.
As of June 30, 2015, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2015	$256
2016	503
2017	465
2018	442
2019	351
2020	280
Total	$2,297

5. Long-Term Debt
2013 Loan and Security Agreement
The Company has a revolving line of credit of up to $20.0 million ("Revolving Credit Facility") under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014 (“2013 Loan and Security Agreement”). The Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50% and matures in December 1, 2016.
The 2013 Loan and Security Agreement is collateralized by substantially all the assets of the Company. The balance outstanding cannot exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund ("USF") obligation (accrued federal fees). As of June 30, 2015, the outstanding principal balance under the Revolving Credit Facility was $12.5 million, which has been disclosed as a non-current liability, and the amount available for additional borrowings was $7.5 million.
In connection with its acquisition of SoCoCare, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of June 30, 2015 and December 31, 2014, approximately $3.5 million and $4.5 million, respectively, of this Term Loan was outstanding and is included as notes payable in the condensed consolidated balance sheets.
The 2013 Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants as of June 30, 2015. The 2013 Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
The Company has a term loan facility of $30.0 million with a syndicate of two lenders ("Lenders"), which was entered into in February 2014 and amended in December 2014 and February 2015 (the “2014 Loan and Security Agreement”). The term loan facility is available to the Company in tranches; the first tranche for $20.0 million was advanced upon the closing of the agreement and the remaining $10.0 million is available for drawdown by the Company until February 2016 in $1.0 million increments. The Company incurred $0.4 million in debt issuance costs in connection with borrowing the first tranche in February 2014. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. All amounts outstanding under this loan facility have been disclosed as part of 'Notes payable - less current portion' in the condensed consolidated balance sheet as of June 30, 2015.
The term loan is secured by substantially all the assets of the Company and is subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of June 30, 2015, the Company was in compliance with these covenants.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. As of June 30, 2015, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million remain unvested.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of June 30, 2015 and December 31, 2014, approximately $2.1 million and $2.6 million in principal amount, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission (“FCC”) Enforcement Bureau (Note 9), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and will be recognized as interest expense over the payment term of the civil penalty. As of June 30, 2015, the net carrying value of the outstanding civil penalty payable was $1.7 million and is included as 'Notes payable' in the accompanying condensed consolidated balance sheets.
As of June 30, 2015 and December 31, 2014, the Company’s outstanding debt is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Term loan under 2014 Loan and Security Agreement	$20,000	$20,000
Term loan under 2013 Loan and Security Agreement	3,500	4,500
Promissory note to USAC	2,068	2,640
FCC civil penalty	2,000	—
Total notes payable, gross	27,568	27,140
Less: discount	(1,370)	(1,216)
Total notes payable, net carrying value	26,198	25,924
Revolving line of credit, non-current	12,500	12,500
Total debt, net carrying value	$38,698	$38,424
Less: current portion of debt	(5,081)	(3,146)
Total debt, less current portion	33,617	35,278
Maturities of the Company’s outstanding debt as of June 30, 2015 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2015	$1,942
2016	20,173
2017	5,286
2018	4,334
2019	8,333
Total	$40,068

6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2015, the Company had 50,245,859 shares of common stock issued and outstanding.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2015, the Company had no shares of preferred stock issued and outstanding.
Common Stock Subject to Forfeiture
In connection with employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013 ("Acquisition Date"), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which was contingent upon continuing employment or services and subject to forfeiture. These shares were valued at $8.48 per share based on the Acquisition Date fair value of the Company’s common stock. This amount was being recorded as stock-based compensation on a straight-line basis over the requisite service periods. During October 2014, 50% of such shares vested. During the three months ended March 31, 2015, in accordance with the applicable stock issuance agreement, the vesting on 37,905 shares accelerated in connection with the termination of employment of a shareholder. During the three months ended June 30, 2015, the remaining 21,384 unvested shares were forfeited as a result of terminations of employment of the remaining employee-shareholders. As of December 31, 2014, the 59,289 shares that were subject to forfeiture were included in issued and outstanding shares of common stock.

Warrants
As of June 30, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 359,596 shares of common stock with a weighted-average exercise price of $5.59 per share, which expire on various dates between February 2020 and February 2024.
Common Stock Reserved for Future Issuance
As of June 30, 2015, shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

June 30, 2015
Stock options outstanding	6,775
Restricted stock units outstanding	1,526
Shares available for future grant under 2014 Plan	5,308
Shares available for future issuance under ESPP	1,058
Common stock warrants outstanding	360
Total shares of common stock reserved	15,027
Equity Incentive Plans
Prior to the Initial Public Offering ("IPO"), the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”).
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
Upon the effectiveness of the 2014 Plan on April 3, 2014, no future grants will be made under the 2004 Plan. All shares reserved under the 2004 Plan became available for grant under the 2014 Plan. Any forfeited or expired shares that would otherwise return to the 2004 Plan after the IPO instead return to the 2014 Plan. As of June 30, 2015, 5,307,614 shares of common stock were available for future grant under the 2014 Plan.
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Stock Options
A summary of the Company’s stock option activities during the six months ended June 30, 2015 is as follows (in thousands, except years and per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	7,164	$4.34
Options granted (weighted average grant date fair value of $2.49 per share)	181	5.20
Options exercised	(411)	0.85
Options forfeited or expired	(159)	7.32
Outstanding as of June 30, 2015	6,775	$4.51	7.0	$13,332

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair market value of the Company’s common stock of $5.23 as of June 30, 2015 for all in-the-money options outstanding.
Restricted Stock Units
A summary of the Company's restricted stock units ("RSU") activities during the six months ended June 30, 2015 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2014	1,370	$5.21
RSUs granted	599	5.13
RSUs vested and released	(375)	6.18
RSUs forfeited	(68)	5.25
Outstanding as of June 30, 2015	1,526	$4.94
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("ESPP") became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 493,224 additional shares were reserved under the ESPP on January 1, 2015. As of June 30, 2015, 1,058,251 shares of common stock were available for future issuance under the ESPP.
During the three and six months ended June 30, 2015, 158,842 shares were purchased on May 15, 2015 at a weighted-average price of $4.28 per share under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of revenue	$218	$121	$406	$208
Research and development	340	471	914	821
Sales and marketing	458	368	982	694
General and administrative	814	763	1,763	1,196
Total stock-based compensation	$1,830	$1,723	$4,065	$2,919
As of June 30, 2015, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$8,891	$6,293	$188
Weighted-average amortization period	2.5 years	3.0 years	0.4 years
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
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three and six months ended June 30, 2015 and 2014 were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Expected term (years)	6.1	6.1	6.1	6.1
Volatility	49%	56%	49%	56%
Risk-free interest rate	1.5%	1.9%	1.5%	1.8%
Dividend yield	—	—	—	—

7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three and six months ended June 30, 2015 and 2014, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(7,369)	$(8,659)	$(16,272)	$(16,979)
Weighted-average shares used in computing basic and diluted net loss per share	49,980	46,898	49,708	26,367
Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.33)	$(0.64)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands).

	June 30, 2015	June 30, 2014
Stock options	6,775	7,145
Restricted stock units	1,526	262
ESPP	178	474
Common stock warrants	360	360
Common stock subject to repurchase or forfeiture	—	138
Total	8,839	8,379

8. Income Taxes
The benefit from income taxes for the three and six months ended June 30, 2015 was approximately $20 thousand and $2 thousand, respectively. The provision for income taxes for the three and six months ended June 30, 2014 was approximately $12 thousand and $39 thousand, respectively. The provision for or benefit from income taxes consisted primarily of foreign income taxes.
For the three and six months ended June 30, 2015 and 2014, the benefit from or provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of June 30, 2015 and December 31, 2014. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2015, there were no material changes to the total amount of unrecognized tax benefits.

9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating lease agreements for offices, research and development, and sales and marketing facilities, capital leases to finance data centers and other computer and networking equipment purchases and agreements with third parties to provide co-location hosting and telecommunication usage services. These commitments as of December 31, 2014 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and did not change materially during the six months ended June 30, 2015 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of June 30, 2015, total minimum future payment commitments under these capital leases were approximately $3.2 million, of which $0.6 million is due in 2015, with the remainder due over approximately 2.6 years thereafter.
Universal Services Fund Liability
During the third quarter of 2012, the Company determined that based on its business activities, it is classified as a telecommunications service provider for regulatory purposes and it should make direct contributions to the federal USF and related funds based on revenues it receives from the resale of interstate and international telecommunications services. Previously, the Company had believed that the telecommunications services were an integral part of an information service that the Company provides via its software and had instead made indirect USF contributions via payments to its wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, the Company made a voluntary self-disclosure to the FCC Enforcement Bureau and has registered with the USAC, which is charged by the FCC with administering the USF. The Company has filed exemption certificates with its wholesale telecommunications service providers in order to eliminate its obligation to reimburse such wholesale telecommunications service providers for their USF contributions calculated on services sold to the Company.
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company will be required to pay assessments for periods prior to the Company’s registration. As of December 31, 2012, the total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. While the Company is in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that it will be required to pay back assessments for the period from 2003 through 2007. In 2013, the Company began remitting required contributions on a prospective basis directly to USAC.
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of June 30, 2015 and December 31, 2014, the principal balance of the promissory note payable was $2.1 million and $2.6 million, respectively, and is included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, as of June 30, 2015 and December 31, 2014, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $4.4 million and $4.2 million, respectively, included in accrued federal fees on the condensed consolidated balance sheets. For the three and six months ended June 30,

2015, the Company recorded interest and penalty expenses of $0.1 million and $0.2 million, respectively, as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
In June 2015, in connection with the Company's late registration with the USAC and past failure to recognize its obligation as a USF contributor and as an international carrier from 2003 to 2012, the Company entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest (Note 5). In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires the Company to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years.
State and Local Taxes and Surcharges
In April 2012, the Company commenced collecting and remitting sales taxes on sales of subscription services in all the U.S. states in which it determined it was obligated to do so. During the first quarter of 2015, the Company conducted an updated sales tax review of the taxability of sales of its subscription services. As a result, the Company determined that it may be obligated to collect and remit sales taxes on such sales in four additional states. Based on its best estimate of the probable sales tax liability in those four states relating to its sales of subscription services during the period 2011 through 2014, for the three months ended March 31, 2015, the Company recorded a general and administrative expense of $0.6 million as an immaterial out of period adjustment to accrue for such taxes.
During 2013, the Company analyzed its activities and determined it may be obligated to collect and remit various state and local taxes and surcharges on its usage-based fees. The Company had not remitted state and local taxes on usage-based fees in any of the periods prior to 2014 and therefore accrued a sales tax liability for this contingency. In January 2014, the Company commenced paying such taxes and surcharges to certain state authorities. In June 2014, the Company commenced collecting state and local taxes or surcharges on usage-based fees from its clients on a current basis and remitting such taxes to the applicable U.S. state taxing authorities.
During the three and six months ended June 30, 2015, the Company has remitted $0.9 million for its contingent sales taxes on both usage-based fees and sales of subscription services. For the three and six months ended June 30, 2015, the Company recognized $0.3 million and $1.0 million, respectively, as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients. During 2015, the Company expects to commence collecting such sales taxes from its clients on a current basis and remitting such taxes to the applicable taxing authorities.
As of June 30, 2015, the Company had total accrued liabilities of $2.7 million for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.6 million and $2.1 million was included in current and non-current "Sales tax liability" on the condensed consolidated balance sheets, respectively. As of December 31, 2014, the Company had total accrued liabilities of $2.6 million for such contingent sales taxes and surcharges, which was included in non-current "Sales tax liability" on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of Universal Health Care Group, Inc., which entity serves as the sole member of American Managed Care, LLC (“AMC”), filed an adversary complaint against the Company in the United States Bankruptcy Court for the Middle District of Florida. The adversary proceeding, Soneet Kapila v. Five9, Inc., Case No. 13-05952 (KRM), Adv. No. 15-00092 (KRM), sought to avoid and recover as preferential payments, actual fraudulent transfers and/or constructive fraudulent transfers certain payments that the Company allegedly received from AMC in return for services provided by the Company between May 3, 2011 and May 3, 2014. The matter has been settled, with Bankruptcy Court approval, for a cash payment by the Company of $99,000, which was recorded by the Company as a charge to general and administrative expense during the three months ended March 31, 2015.
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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
United States	$28,088	$22,816	$56,367	$45,250
International	2,186	1,869	4,181	3,709
Total revenue	$30,274	$24,685	$60,548	$48,959
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	June 30, 2015	December 31, 2014
United States	$9,875	$10,625
International	2,089	1,946
Property and equipment, net	$11,964	$12,571

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
We provide our solution through a Software as a Service ("SaaS") business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and six months ended June 30, 2015, subscription and related usage fees accounted for 96% and 97% of our revenue, respectively. For the three and six months ended June 30, 2014, subscription and related usage fees accounted for 97% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.

Our revenue increased to $30.3 million and $60.5 million for the three and six months ended June 30, 2015 from $24.7 million and $49.0 million for the three and six months ended June 30, 2014. Revenue growth has primarily been driven by new clients choosing to use our solution and to a lesser extent, existing clients gradually increasing the number of agent seats under subscription. For each of the three and six months ended June 30, 2015 and 2014, no single client accounted for more than 10% of our total revenue. As of June 30, 2015, we had over 2,000 clients across multiple industries, with subscriptions ranging in size from fewer than 10 agent seats to approximately 800 agent seats.
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
The following table shows our Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	June 30, 2015	June 30, 2014
Dollar-Based Retention Rate	94%	98%
The year-over-year decline in our Dollar-Based Retention Rate was primarily due to several clients who provide support for Affordable Care Act (“ACA”) enrollment. Our recurring net invoicing to these clients increased significantly in the twelve months ended June 30, 2014 compared to the twelve months ended June 30, 2013 due to intense activity during the initial roll out of the ACA and because the deadline for ACA enrollment was extended to April 15, 2014. In the twelve months ended June 30, 2015, we did not experience the same growth rate in the recurring net invoicing from ACA clients as we had in the twelve months ended June 30, 2014, because enrollees were more familiar with the process, requiring less support, and because, unlike the prior year, the February 15, 2015 enrollment deadline was not extended. As a result, our Dollar-Based Retention Rate declined from June 30, 2014 to June 30, 2015.

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) other income (expense), net, (4) provision for (benefit from) income taxes, and (5) other unusual items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(7,369)	$(8,659)	$(16,272)	$(16,979)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,910	1,699	3,685	3,291
Stock-based compensation (2)	1,830	1,723	4,065	2,919
Interest expense	1,155	1,092	2,294	1,870
Interest income and other	49	28	47	(4)
Provision for (benefit from) income taxes	(20)	12	(2)	39
Reversal of contingent sales tax liability (3)	—	(2,766)	—	(2,766)
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	(1,745)
Out of period adjustment for sales tax liability (4)	190	—	765	—
Adjusted EBITDA	$(2,255)	$(6,871)	$(5,418)	$(13,375)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of revenue	$1,558	$1,373	$2,997	$2,575
Research and development	102	50	189	96
Sales and marketing	51	48	100	96
General and administrative	199	228	399	524
Total depreciation and amortization	$1,910	$1,699	$3,685	$3,291
(2) See Note 6 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative expense. This amount represents a credit recorded in the second quarter of 2014 following a favorable ruling from a state's revenue authority.
(4) Included in general and administrative expense. The amounts represent immaterial out of period adjustments recorded in the first quarter and the second quarter of 2015 for 2011 through 2014.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases and change in fair value of convertible preferred and common stock warrant liabilities. As a result of a $2.0 million FCC civil penalty that is payable in twelve equal quarterly installments starting in July 2015, our $20.0 million term loan borrowed in February 2014 (see Note 5 of the notes to condensed consolidated financial statements of this Form 10-Q) and our continued capital spending funded by capital leases, we expect interest expense to increase in absolute dollars.
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
Provision for (benefit from) Income Taxes
Our provision for (benefit from) income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	47%	55%	48%	54%
Gross profit	53%	45%	52%	46%
Operating expenses:
Research and development	18%	22%	19%	22%
Sales and marketing	35%	39%	34%	38%
General and administrative	20%	14%	22%	20%
Total operating expenses	73%	75%	75%	80%
Loss from operations	(20)%	(30)%	(23)%	(34)%
Other income (expense), net:
Change in fair value of convertible preferred and common stock warrant liabilities	—%	—%	—%	3%
Interest expense	(4)%	(5)%	(4)%	(4)%
Interest income and other	—%	—%	—%	—%
Total other income (expense), net	(4)%	(5)%	(4)%	(1)%
Loss before provision for (benefit from) income taxes	(24)%	(35)%	(27)%	(35)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(24)%	(35)%	(27)%	(35)%
Revenue

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Revenue	$30,274	$24,685	$5,589	23%	$60,548	$48,959	$11,589	24%
The increase in revenue for the three and six months ended June 30, 2015 compared to the same periods of 2014 was primarily attributable to revenue from new clients acquired, which was primarily driven by an increase in sales and marketing activities. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$14,270	$13,469	$801	6%	$29,048	$26,617	$2,431	9%
% of Revenue	47%	55%			48%	54%
The increase in cost of revenue for the three and six months ended June 30, 2015 compared to the same periods of 2014 was primarily due to a $0.9 million and a $1.9 million increase in personnel costs driven by increased headcount, a $0.3 million and a $0.6 million increase in USF contribution and other federal telecommunication service fees primarily due to increased client usage, a $0.2 million and a $0.6 million increase in third party hosted software costs due to increased client activities, a $0.2 million and a $0.4 million increase in depreciation expenses due to additional investments in equipment to support current and expected future client growth, a $0.2 million and a $0.4 million increase in facility-related costs, and a $0.1 million and a $0.2 million increase in stock-based compensation expense due to an increase in the fair value of employee equity awards as well as increased headcount. These increases were offset in part by a $1.2 million and a $1.6 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$16,004	$11,216	$4,788	43%	$31,500	$22,342	$9,158	41%
% of Revenue	53%	45%			52%	46%
For the three and six months ended June 30, 2015, the increase in gross margin was primarily due to improved usage efficiencies and continued benefit from economies of scale.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Research and development	$5,568	$5,554	$14	—%	$11,606	$10,779	$827	8%
% of Revenue	18%	22%			19%	22%
The increase in research and development expenses for the six months ended June 30, 2015 compared to the same period of 2014 was primarily due to a $0.7 million increase in personnel-related costs driven primarily by increased headcount and a $0.1 million increase in stock-based compensation expense primarily due to an increase in the fair value of employee equity awards.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$10,594	$9,674	$920	10%	$20,525	$18,696	$1,829	10%
% of Revenue	35%	39%			34%	38%
The increase in sales and marketing expenses for the three and six months ended June 30, 2015 compared to the same period of 2014 was primarily due to a $0.4 million and a $0.8 million increase in personnel costs resulting from headcount additions, a $0.3 million and a $0.6 million increase in commissions paid to sales personnel driven by the growth in sales of our solution, a $0.1 million and a $0.3 million increase in stock-based compensation expense due to increased headcount as well as an increase in the fair value of employee equity awards, and a $0.2 million and $0.3 million increase in business travel and related expenses. The increases in headcount and other expense categories described above supported our growth strategy to acquire new clients and increase the number of agent seats within our existing client base. These increases were offset in part by a $0.2 million and a $0.3 million decrease in marketing-related expenses as we continued to optimize marketing spending to drive towards profitability.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$6,027	$3,515	$2,512	71%	$13,302	$9,686	$3,616	37%
% of Revenue	20%	14%			22%	20%
The increase in general and administrative expenses for the three months ended June 30, 2015 compared to the same period of 2014 was primarily due to a $2.7 million increase in contingent state and local taxes and surcharges. The increase in general and administrative expenses for the six months ended June 30, 2015 compared to the same period of 2014 was primarily due to a $2.9 million increase in contingent state and local taxes and surcharges, a $0.6 million increase in stock-based compensation expense, a $0.4 million increase in personnel costs, and a $0.2 million increase in office related costs.
The increase in contingent state and local taxes and surcharges for the three and six months ended June 30, 2015 was the net effect of  a $2.8 million credit recorded in the three months ended June 30, 2014 to release a contingent state tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for a specific state as we believe that the probability of loss being incurred is no longer probable following a favorable ruling from that state's revenue authority, a $0.6 million and a $0.2 million immaterial out of period adjustment recorded in the first and the second quarter of 2015, respectively, for additional sales taxes for certain revenue earned during the period 2011 through the first quarter of 2015, and a $0.3 million and a $0.6 million decrease, respectively, in such taxes accrued primarily for our usage-based fees as we commenced collecting state and local taxes and surcharges from our clients for applicable states in June 2014. The increases in personnel costs, stock-based compensation costs and office related costs were primarily due to headcount additions and increased business insurance required to operate as a public company since our IPO in April 2014 and an increase in the fair value of employee equity awards.
These increases during the three and six months ended June 30, 2015 were partially offset by a $0.3 million credit recorded in the second quarter of 2015 to discount an FCC civil penalty of $2.0 million to its present value (see Note 5 of the notes to our condensed consolidated financial statements).
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of convertible preferred and common stock warrant liabilities	$—	$—	$—	—%	$—	$1,745	$(1,745)	(100)%
Interest expense	(1,155)	(1,092)	(63)	6%	(2,294)	(1,870)	(424)	23%
Interest income and other	(49)	(28)	(21)	75%	(47)	4	(51)	(1,275)%
Total other income (expense), net	$(1,204)	$(1,120)	$(84)	8%	$(2,341)	$(121)	$(2,220)	1,835%
% of Revenue	(4)%	(5)%			(4)%	(1)%
For the six months ended June 30, 2015, interest expense increased as a result of a higher average balance of outstanding debt. In February 2014, we borrowed a $20.0 million term loan under a loan and security agreement. See Note 5 of the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of June 30, 2015, we had cash and cash equivalents totaling $65.3 million.

In April 2014, we consummated our IPO and received aggregate proceeds of $74.9 million after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million was paid by us prior to 2014 and the remaining $3.4 million was paid in the first two quarters of 2014.
We maintain a revolving line of credit of $20.0 million with a bank under our 2013 Loan and Security Agreement (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). As of June 30, 2015, we had borrowed $12.5 million under this facility and the amount available for additional borrowings was $7.5 million. The 2013 Loan and Security Agreement contains certain covenants, including the requirement that we maintain $7.5 million of cash deposited with the lender for the term of the agreement and includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default. As of June 30, 2015, we were in compliance with these covenants.
We also have a term loan facility of $30.0 million under our 2014 Loan and Security Agreement (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). At closing in February 2014, we borrowed $20.0 million from the term loan facility with the remaining $10.0 million available to be borrowed until February 2016. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of June 30, 2015, we were in compliance with these covenants.
We believe our existing cash, cash equivalents and the amounts available for borrowing under our term loan facility and our revolving line of credit will be sufficient to meet our working capital and capital expenditure needs at least through June 30, 2016. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change
Net cash used in operating activities	$(9,710)	$(14,398)	$4,688	(33)%
Net cash provided by (used in) investing activities	20,392	(30,354)	50,746	(167)%
Net cash provided by (used in) financing activities	(3,638)	88,581	(92,219)	(104)%
Net increase in cash and cash equivalents	$7,044	$43,829	$(36,785)	(84)%
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of client payments. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect net uses of cash by operations to continue. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the three months ended June 30, 2015 and 2014, our days-sales-outstanding were 22 and 25 days.

During the six months ended June 30, 2015, net cash used in operating activities decreased by $4.7 million compared to the same period of 2014 primarily due to a $4.2 million decrease in net loss after adjusting for non-cash expenses and a $0.5 million decrease in net cash outflows resulting from changes in operating assets and liabilities.
During the six months ended June 30, 2015, cash outflows from changes in operating assets and liabilities included primarily a $2.3 million increase in prepaid expenses and other current assets primarily related to a Canadian VAT receivable recorded in the three months ended June 30, 2015 and long-term maintenance contracts and annual subscription fees for third-party SaaS services, and a $1.4 million decrease in accounts payable related to timing of liabilities and payments. Cash inflows from changes in operating assets and liabilities was primarily due to a $2.0 million increase in accrued and other liabilities attributable primarily to a Canadian VAT liability recorded in the three months ended June 30, 2015 and additional employee paid-time-off liability due to timing of usage and increased employee headcount and increased bonus accrual driven by our improved financial performance.
During the six months ended June 30, 2014, cash outflows from changes in operating assets and liabilities included primarily a $2.8 million decrease in accrued federal fees and sales tax liability as a result of releasing a contingent state tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 following a favorable ruling from a state revenue authority, a $1.1 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $0.5 million decrease in accounts payable related to timing of liabilities and payments. Cash inflows from changes in operating assets and liabilities included a $2.0 million increase in accrued and other liabilities primarily for ESPP withholdings for employees which started in April 2014 and additional employee paid-time-off liability due to increases in employee headcount, and a $0.6 million increase in deferred revenue primarily attributable to increased billings.
Cash Flows from Investing Activities
Net cash provided by investing activities of $20.4 million in the six months ended June 30, 2015 was primarily from proceeds of $40.0 million from maturity of short-term investments and a $0.8 million decrease in restricted cash due to the release of two letters of credit related to our office lease obligation and an insurance policy, offset in part by purchase of short-term investments of $20.0 million and purchase of property and equipment of $0.4 million.
Net cash used in investing activities in the six months ended June 30, 2014 was primarily for purchase of short-term investments of $30.0 million and purchase of property and equipment of $0.3 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2015, cash used in financing activities of $3.6 million was primarily for repayments of $4.7 million on our capital lease and notes payable obligations, offset in part by cash received from stock option and warrants exercises of $0.3 million and proceeds of $0.7 million from the sale of common stock under our employee stock purchase plan.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015, our critical accounting policies did not materially change.

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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB approved a proposed ASU to defer the effective date of ASU 2014-09 by one year. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Off Balance Sheet Arrangements
As of June 30, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment purchases, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting and telecommunication usage services. These contractual obligations as of December 31, 2014 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and did not change during the six months ended June 30, 2015 except for the following agreements entered into in 2015.
In June 2015, the Company entered into a consent decree with the FCC Enforcement Bureau, in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q).
During the six months ended June 30, 2015, we purchased certain additional data center and network equipment and software under multiple capital leases. As of June 30, 2015, total minimum future payment commitments under these capital leases were approximately $3.2 million, of which $0.6 million is due in 2015, with the remainder due over approximately 2.6 years thereafter.

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
Interest Rate Sensitivity
As of June 30, 2015, we had cash and cash equivalents of $65.3 million that were held primarily in cash or money market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and six months ended June 30, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of June 30, 2015, we had a total of $36.0 million outstanding under our variable interest rate debt or financing agreements. See Note 5 of the notes to our condensed consolidated financial statements for a detailed discussion of our indebtedness. For the three and six months ended June 30, 2015, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.1 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars, and therefore our net revenue is not currently subject to foreign currency risk. Our operating expenses are incurred primarily in the United States, Russia, the Philippines and, to a lesser extent, in Europe where our other international operations and offices are located. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located except for Russia. Compensation of our employees in Russia is primarily denominated in the U.S. dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.1 million and $0.2 million on our operating results.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are subject to certain legal and regulatory proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters.
Universal Services Fund Liability
During the third quarter of 2012, we determined that based on our business activities, we are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and international telecommunications services. Previously, we had been advised that the telecommunications services were an integral part of an information service and accordingly made indirect USF contributions as an end user through payments to our wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, in November 2012, we made a voluntary self-disclosure to the FCC Enforcement Bureau and have registered with USAC, which is charged by the FCC with administering the USF. We have accrued for past due contributions dating back to 2003 and, in April 2013, began remitting required contributions on a current basis directly to USAC. See Note 9 of the notes to our condensed consolidated financial statements for a discussion.
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
In October 2014, the FCC Enforcement Bureau began to negotiate with us a consent decree and a civil penalty to conclude its investigation into our USF contribution and international carrier authorization compliance since 2003. In June 2015, we entered into a consent decree with the FCC Enforcement Bureau, in which we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. See Note 9 of the notes to our condensed consolidated financial statements for a discussion.
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
UHC Claim
On January 29, 2015, Soneet Kapila, the Chapter 11 Trustee for the estate of UHC Group, Inc., which entity serves as the sole member of AMC, filed an adversary complaint against us in the United States Bankruptcy Court for the Middle District of Florida. The adversary proceeding, Soneet Kapila v. Five9, Inc., Case No. 13-05952 (KRM), Adv. No. 15-00092 (KRM), sought to avoid and recover as preferential payments, actual fraudulent transfers and/or constructive fraudulent transfers certain payments that we allegedly received from AMC in return for services provided by us between May 3, 2011 and May 3, 2014. The matter has been settled, with Bankruptcy Court approval, for a cash payment by us of $99,000.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.
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
For the three months ended June 30, 2015, our revenue was $30.3 million, which increased by $5.6 million, or 23%, from $24.7 million for the same period of 2014. For the six months ended June 30, 2015, our revenue was $60.5 million, which increased by $11.6 million, or 24%, from $49.0 million for the same period of 2014. For the years ended December 31, 2014, 2013 and 2012, our revenue was $103.1 million, $84.1 million and $63.8 million, respectively, representing year-over-year growth of 23% and 32%, respectively. We expect that, in the future, as our revenue increases, our annual revenue growth rate may continue to decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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
Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We grew from 442 employees as of December 31, 2012 to 662 employees as of June 30, 2015. We have also significantly increased the size of our client base to over 2,000 clients. We anticipate that we will continue to significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer telephony integration, or CTI, heritage, such as Aspect, Genesys, and Interactive Intelligence. These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact and LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
We leverage strategic relationships with third parties, such as Client Relationship Management ("CRM"), system integrator, technology and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solutions to prospective clients due to actual or perceived lack of features, technological issues or failures, reputational concerns or other factors, which would harm our business, financial conditions and operations. Furthermore, if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solutions, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, a significant percentage of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could harm our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. For example, many of our clients initially deploy our solution to support only a portion of their contact center agents. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations if and when these clients increase the number of agent seats and the number of applications utilized with our solution over time as they experience the benefits of our cloud solution.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $7.4 million and $16.3 million in the three and six months ended June 30, 2015, respectively, and a net loss of $37.8 million in the year ended December 31, 2014. As of June 30, 2015, we had an accumulated deficit of $144.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.

If the market for cloud contact center software solutions develops more slowly than we expect or declines, our business could be harmed.
The cloud contact center software solutions market is not as mature as the market for legacy on-premise contact center systems, and it is uncertain whether cloud contact center solutions will achieve and sustain high levels of client demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of cloud contact center software solutions as a replacement for legacy on-premise systems. Many larger organizations have invested substantial technical, personnel and financial resources to integrate legacy on-premise contact center systems into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud contact center solutions such as ours. It is difficult to predict client adoption rates and demand for our solution, the future growth rate and size of the cloud contact center software market, or the entry of competitive products and services. The expansion of the cloud contact center software solutions market depends on a number of factors, including the refresh rate for legacy on-premise systems, cost, performance and perceived value associated with cloud contact center software solutions, as well as the ability of providers of cloud contact center software solutions to address security, stability and privacy concerns. If we or other cloud contact center solution providers experience security incidents, loss of client data, disruptions in delivery or other problems, the market for cloud contact center software products, solutions and services as a whole, including our solution, may be harmed. If cloud contact center software solutions do not achieve widespread adoption, or there is a reduction in demand for such solutions caused by a lack of client acceptance, enhanced product offerings from on-premise providers, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be harmed.
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
We host our solution at data centers located in Santa Clara, California; Atlanta, Georgia; and, to a less extent, in Slough, England. Recently, we also established a standby data center in Amsterdam, the Netherlands that is available in case the Slough data center is not functioning for any reason. Any failure or downtime in one of our data center facilities in the U.S. could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
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
Our data centers are also subject to increased costs of power. We may not be able to pass on any increase in costs of power to our clients, which could reduce our operating margins.
Our recent growth makes it difficult to evaluate and predict our current business and future prospects.
While we have been in existence since 2001, much of our growth has occurred in recent years. Our recent growth may make it difficult for investors to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access or other breaches in our security could result in the loss of confidentiality, integrity and availability of information, leading to litigation, indemnity obligations and other liability. While we have security measures in place to protect client information and minimize the probability of security breaches, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could harm our operating results.
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
In order to remain competitive, we must continue to develop new solution offerings and enhancements to our existing cloud contact center software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to certain constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are performed to enable our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
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
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of June 30, 2015, we had $20.0 million outstanding under a loan and security agreement for a term loan facility of up to $30.0 million, $16.0 million outstanding (comprised of $12.5 million under the revolving line of credit and $3.5 million outstanding under a term loan) under a loan and security agreement, $2.1 million outstanding under a promissory note with the USAC, and a $2.0 million FCC civil penalty payable to the U.S. Treasury without interest. See Note 5 of the notes to condensed consolidated financial statements.

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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2015, provide a management report on our internal control over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012, or the JOBS Act.
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
If in the future we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.
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
For example, we recognize revenue in accordance with ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (formerly known as EITF 08-01). In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The new standard is effective for our annual and interim reporting periods beginning January 1, 2018. All companies that enter into contracts with customers to transfer goods or services will be affected in some way by ASU 2014-09. As a result of future interpretations or applications of existing and new accounting standards, including ASU 2014-09 and ASU 2009-13, the timing of our revenue recognition could change, which would cause fluctuations in our operating results.
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
Our success and ability to compete depend in part upon our intellectual property. As of June 30, 2015, our intellectual property portfolio included twenty-five registered and two pending trademarks, eight issued U.S. patents, five pending U.S. patent applications and one registered U.S. copyright. Furthermore, as of June 30, 2015, we had eleven pending patent applications and limited trademark registrations outside the U.S. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.

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
Alleged or actual failure to comply with the constantly evolving legal and contractual environment surrounding calling consumers and wireless phone numbers by other companies or our competitors or governmental or private enforcement actions related thereto, could harm our business, financial condition, results of operations and cash flows.
The legal and contractual environment surrounding calling consumers and wireless phone numbers is constantly evolving. In the United States, two federal agencies (the Federal Trade Commission ("FTC"), and the Federal Communications Commission ("FCC"), and various states have laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that place restrictions on placing certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, or state regulators to seek civil penalties, through a private right of action to seek damages or statutory penalties, and costs and attorneys’ fees.
We have designed our solutions to comply with these laws. To the extent that our solution is viewed by clients or potential clients as less functional, or more difficult to deploy or use, because of our solution’s compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our clients who use our solutions to place calls also expressly require them to comply with all such laws and to indemnify us for any failure to do so. We take steps to reasonably confirm such compliance. Even with these efforts, it is possible that the FTC, FCC, private litigants or others may attempt to hold our clients, or us as a software provider, responsible for alleged violations of such laws. It also is possible that, in some of these instances, we may not successfully enforce or collect upon our contractual indemnities from our clients. Additionally, these laws, and any changes to them or the interpretation thereof, that further restrict calling consumers, including to wireless phone numbers, adverse publicity regarding the alleged or actual failure by companies, including our clients and competitors, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our solutions by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows.
Increased taxes on our service may increase our clients’ cost of using our service and/or increase our costs and reduce our profit margins to the extent the costs are not passed through to our clients, and we may be subject to liabilities for past sales and other taxes, surcharges and fees.
Prior to 2012, we did not collect or remit U.S. state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges on our solution.
During 2011, we analyzed our activities and determined that we were obligated to collect sales taxes on sales of our subscription services in certain U.S. states. Accordingly, we registered with those states and, in 2012, commenced paying past-due amounts and collecting sales taxes from our clients and remitting such taxes to the applicable state taxing authorities. During the first quarter of 2015, we conducted an updated review of the taxability of sales of our subscription services and identified four additional U.S. states where we may be obligated to collect and remit sales taxes.
During 2013, we analyzed our activities and determined that we may be obligated to collect and remit sales, excise and utility user taxes, as well as surcharges as a communications service provider, and pay gross receipts taxes, on our usage-based fees in certain U.S. states and municipalities. We neither collected nor remitted state and local taxes or surcharges on usage-based fees in any of the periods prior to 2014. Based on our ongoing assessment of our U.S. state and local tax collection and remittance obligations in respect of usage-based fees, in 2014, we registered for tax and regulatory purposes in all U.S. states where we determined such registration is proper and commenced collecting and remitting applicable state and local taxes and surcharges on such fees.
In the past, we had not collected or remitted taxes for our sales in Canada. During the second quarter of 2015, we reviewed the taxability of our sales in Canada and determined that we were obligated to collect from our Canadian clients and remit to the Canadian federal and certain provincial governments VAT and/or PST. We expect to commence collecting and remitting such taxes on a current basis during 2015.
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
While we have accrued for these potential liabilities in each period, such accruals are based on analyses of our business activities, the operation of our solution, applicable statutes, regulations and rules in each state and locality and estimates of sales subject to sales tax or other charges. State and local taxing and regulatory authorities may challenge our position and may decide to audit our business and operations with respect to state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges, which could result in our being liable for taxes, fees, or surcharges, as well as related penalties and interest, above our recorded accrued liability or additional liability for taxes, fees, or surcharges, as well as penalties and interest for our clients, which could harm our results of operations and our relationships with our clients. In addition, if our international sales grow, additional foreign countries may seek to impose sales or other tax collection obligations on us, which would increase our exposure to liability.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of June 30, 2015, we had a promissory note issued to USAC with an outstanding principal balance of $2.1 million for the undisputed portion and an accrued liability of $4.4 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the condensed consolidated balance sheet. See Note 9 of the notes to our condensed consolidated financial statements. While we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority and also applied for, and received, STA to continue to provide international telecommunications services while our international carrier application remains pending before the FCC. Our STA has since been renewed on three occasions and may be renewed again before the international authorization is granted.
In June 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to our condensed consolidated financial statements.

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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the six months ended June 30, 2015, the sale price per share of our common stock ranged from a low of $3.64 to a high of $6.18. Factors that may contribute to continuing volatility in the price of our common stock include:

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
As of July 27, 2015, the holders of an aggregate of 24,530,809 shares of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
Our directors, executive officers and significant stockholders, who hold approximately 47% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of July 27, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 47% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Five9;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Five9.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended June 30, 2015.

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

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, as Amended on July 31, 2015.
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.

Date:	August 4, 2015	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	August 4, 2015	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)