Form 10-Q
period 2015-09-30
Five9, Inc.
filed 2015-11-04
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 23, 2015, there were 50,504,265 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. You should not place undue reliance on our forward-looking statements. Any forward-looking statements you read in this report reflect our views only as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$59,501	$58,289
Short-term investments	—	20,000
Accounts receivable, net	9,309	8,335
Prepaid expenses and other current assets	2,917	1,960
Total current assets	71,727	88,584
Property and equipment, net	12,376	12,571
Intangible assets, net	2,169	2,553
Goodwill	11,798	11,798
Other assets	800	1,428
Total assets	$98,870	$116,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,865	$4,179
Accrued and other current liabilities	8,053	7,318
Accrued federal fees	5,595	7,215
Sales tax liability	1,036	297
Notes payable	6,045	3,146
Capital leases	4,313	4,849
Deferred revenue	5,562	5,346
Total current liabilities	33,469	32,350
Revolving line of credit	12,500	12,500
Sales tax liability — less current portion	1,949	2,582
Notes payable — less current portion	19,232	22,778
Capital leases — less current portion	4,538	4,423
Other long-term liabilities	640	548
Total liabilities	72,328	75,181
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 50,499 shares and 49,322 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	51	49
Additional paid-in capital	177,393	170,286
Accumulated deficit	(150,902)	(128,582)
Total stockholders’ equity	26,542	41,753
Total liabilities and stockholders’ equity	$98,870	$116,934
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$32,287	$25,869	$92,835	$74,828
Cost of revenue	14,812	13,504	43,860	40,121
Gross profit	17,475	12,365	48,975	34,707
Operating expenses:
Research and development	5,473	5,503	17,079	16,282
Sales and marketing	10,797	9,296	31,322	27,992
General and administrative	6,087	7,967	19,389	17,653
Total operating expenses	22,357	22,766	67,790	61,927
Loss from operations	(4,882)	(10,401)	(18,815)	(27,220)
Other income (expense), net:
Interest expense	(1,235)	(1,116)	(3,529)	(2,986)
Interest income and other	119	95	72	99
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	1,745
Total other income (expense), net	(1,116)	(1,021)	(3,457)	(1,142)
Loss before provision for income taxes	(5,998)	(11,422)	(22,272)	(28,362)
Provision for income taxes	50	13	48	52
Net loss	$(6,048)	$(11,435)	$(22,320)	$(28,414)
Net loss per share:
Basic and diluted	$(0.12)	$(0.24)	$(0.45)	$(0.84)
Shares used in computing net loss per share:
Basic and diluted	50,369	48,310	49,931	33,762
Comprehensive Loss:
Net loss	$(6,048)	$(11,435)	$(22,320)	$(28,414)
Other comprehensive loss:
Change in unrealized gain/loss on short-term investments, net of tax	—	1	—	1
Comprehensive loss	$(6,048)	$(11,434)	$(22,320)	$(28,413)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(22,320)	$(28,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,525	4,858
Provision for doubtful accounts	157	43
Stock-based compensation	6,010	4,796
Loss on the disposal of property and equipment	10	1
Non-cash interest expense	260	210
Changes in fair value of convertible preferred and common stock warrant liabilities	—	(1,745)
Others	40	(5)
Changes in operating assets and liabilities:
Accounts receivable	(1,149)	(744)
Prepaid expenses and other current assets	(957)	(981)
Other assets	(178)	(39)
Accounts payable	(1,329)	(1,018)
Accrued and other current liabilities	788	2,558
Accrued federal fees and sales tax liability	161	(787)
Deferred revenue	192	666
Other liabilities	(83)	(158)
Net cash used in operating activities	(12,873)	(20,759)
Cash flows from investing activities:
Purchases of property and equipment	(689)	(478)
Decrease (increase) in restricted cash	806	(25)
Purchase of short-term investments	(20,000)	(29,993)
Proceeds from maturity of short-term investments	40,000	—
Net cash provided by (used in) investing activities	20,117	(30,496)
Cash flows from financing activities:
Net proceeds from initial public offering, net of payments for offering costs	—	71,459
Proceeds from exercise of common stock options and warrants	419	767
Proceeds from sale of common stock under ESPP	680	—
Proceeds from notes payable	—	19,561
Repayments of notes payable	(2,622)	(783)
Payments of capital leases	(4,509)	(4,008)
Net cash provided by (used in) financing activities	(6,032)	86,996
Net increase in cash and cash equivalents	1,212	35,741
Cash and cash equivalents:
Beginning of period	58,289	17,748
End of period	$59,501	$53,489
Non-cash investing and financing activities:
Equipment obtained under capital lease	$4,193	$4,512
Equipment purchased and unpaid at period-end	84	3
Reclass of deferred initial public offering costs to additional paid-in capital	—	2,179
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	—	509
Vesting of early exercised stock options	—	185
Reclass of warrants liabilities to additional paid-in capital upon initial public offering	—	2,647
Conversion of convertible preferred stock to common stock upon initial public offering	—	54,244
See accompanying notes to the condensed consolidated financial statements.

FIVE9, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. (together with its wholly-owned subsidiaries, the “Company”) is a provider of cloud contact center software. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. In addition, the Company has offices in Europe and Asia, which primarily provide research, development and client support services.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, there were no changes to the Company's significant accounting policies.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Early adoption is permitted. This guidance is effective for the Company on a retrospective basis beginning in the first quarter of 2016 and is not expected to have a material effect on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU No. 2014-09 is originally effective for the Company's annual and interim reporting periods beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year while providing an option to early adopt the standard on the original effective date. Accordingly, the new revenue standard is effective for the Company's annual and interim reporting periods beginning January 1, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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
The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	September 30, 2015
	Total	Level 1
Assets
Cash equivalents:
Money market funds	$20,005	$20,005

	December 31, 2014
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$20,000	$20,000

3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Cash	$39,496	$58,289
Money market funds	20,005	—
Cash and cash equivalents	$59,501	$58,289
Restricted Cash
As of September 30, 2015, the Company's restricted cash balance was not material. As of December 31, 2014, the Company had restricted cash of $0.8 million that included $0.7 million related to a letter of credit issued to the Company’s landlord with respect to its lease obligation and $0.1 million under letters of credit primarily related to an insurance policy. These letters of credit had been released during the first half of 2015. Restricted cash is included in 'Other assets' on the accompanying condensed consolidated balance sheets.
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts receivable	$8,488	$7,482
Unbilled trade accounts receivable, net of advance client deposits	839	918
Allowance for doubtful accounts	(18)	(65)
Accounts receivable, net	$9,309	$8,335
Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer and network equipment	$28,412	$24,292
Computer software	2,961	2,264
Internal-use software development costs	74	—
Furniture and fixtures	1,061	1,030
Leasehold improvements	611	611
Property and equipment	33,119	28,197
Accumulated depreciation and amortization	(20,743)	(15,626)
Property and equipment, net	$12,376	$12,571
Depreciation and amortization expense associated with property and equipment was $1.7 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, and $1.5 million and $4.5 million for the three and nine months ended September 30, 2014, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	September 30, 2015	December 31, 2014
Gross	$25,211	$21,025
Less: accumulated depreciation and amortization	(14,086)	(10,609)
Total	$11,125	$10,416

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation and benefits	$6,025	$5,078
Accrued expenses	2,028	2,240
Accrued and other current liabilities	$8,053	$7,318

4. Intangible Assets
The components of intangible assets, which were acquired in connection with the Company’s acquisition of Face It, Corp., which the Company refers to as SoCoCare, a social engagement and mobile customer care solution provider, in October 2013, were as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(687)	$1,773	$2,460	$(423)	$2,037
Customer relationships	520	(203)	317	520	(125)	395
Domain names	50	(20)	30	50	(12)	38
Non-compete agreements	140	(91)	49	140	(57)	83
Total	$3,170	$(1,001)	$2,169	$3,170	$(617)	$2,553
Amortization expense related to intangible assets was $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2015, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2015	$128
2016	503
2017	465
2018	442
2019	351
2020	280
Total	$2,169

5. Long-Term Debt
2013 Loan and Security Agreement
The Company has a revolving line of credit of up to $20.0 million ("Revolving Credit Facility") under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014 (“2013 Loan and Security Agreement”). The Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50% and matures on December 1, 2016.
The 2013 Loan and Security Agreement is collateralized by substantially all the assets of the Company. The balance outstanding cannot exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund ("USF") obligation (accrued federal fees). As of September 30, 2015, the outstanding principal balance under the Revolving Credit Facility was $12.5 million, which has been disclosed as a non-current liability, and the amount available for additional borrowings was $7.5 million.

In connection with its acquisition of SoCoCare, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of September 30, 2015 and December 31, 2014, approximately $3.0 million and $4.5 million, respectively, of this Term Loan was outstanding and is included as notes payable in the condensed consolidated balance sheets.
The 2013 Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants as of September 30, 2015. The 2013 Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
The Company has a term loan facility of $30.0 million with a syndicate of two lenders ("Lenders"), which was entered into in February 2014 and amended in December 2014 and February 2015 (the “2014 Loan and Security Agreement”). The term loan facility is available to the Company in tranches; the first tranche for $20.0 million was advanced upon the closing of the agreement and the remaining $10.0 million is available for drawdown by the Company until February 2016 in $1.0 million increments. The Company incurred $0.4 million in debt issuance costs in connection with borrowing the first tranche in February 2014. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. All amounts outstanding under this loan facility have been disclosed as part of 'Notes payable - less current portion' in the condensed consolidated balance sheet as of September 30, 2015.
The term loan is secured by substantially all the assets of the Company and is subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of September 30, 2015, the Company was in compliance with these covenants.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. As of September 30, 2015, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million were unvested.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of September 30, 2015 and December 31, 2014, approximately $1.7 million and $2.6 million in principal amount, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission (“FCC”) Enforcement Bureau (Note 9), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of September 30, 2015, the outstanding civil penalty payable was $1.8 million, of which the net carrying value was $1.6 million and is included as 'Notes payable' in the accompanying condensed consolidated balance sheets.

As of September 30, 2015 and December 31, 2014, the Company’s outstanding debt is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Term loan under 2014 Loan and Security Agreement	$20,000	$20,000
Term loan under 2013 Loan and Security Agreement	3,000	4,500
Promissory note to USAC	1,667	2,640
FCC civil penalty	1,833	—
Total notes payable, gross	26,500	27,140
Less: discount	(1,223)	(1,216)
Total notes payable, net carrying value	25,277	25,924
Revolving line of credit, non-current	12,500	12,500
Total debt, net carrying value	$37,777	$38,424
Less: current portion of debt	(6,045)	(3,146)
Total debt, less current portion *	31,732	35,278

* Included in ‘Revolving line of credit’ and ‘Notes payable - less current portion’ in the condensed consolidated balance sheets.
Maturities of the Company’s outstanding debt as of September 30, 2015 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2015	$874
2016	20,173
2017	5,286
2018	4,334
2019	8,333
Total	$39,000

6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2015, the Company had 50,498,973 shares of common stock issued and outstanding.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2015, the Company had no shares of preferred stock issued and outstanding.
Common Stock Subject to Forfeiture
In connection with employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013 ("Acquisition Date"), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which was contingent upon continuing employment or services and subject to forfeiture. These shares were valued at $8.48 per share based on the Acquisition Date fair value of the Company’s common stock. This amount was recorded as stock-based compensation on a straight-line basis over the requisite service periods. During October 2014, 50% of such shares vested. During the three months ended March 31, 2015, in accordance with the applicable stock issuance agreement, the vesting on 37,905 shares accelerated in connection with the termination of employment of a shareholder. During the three months ended June 30, 2015, the remaining 21,384 unvested shares were forfeited as a result of terminations of employment of the remaining employee-shareholders. As of December 31, 2014, the 59,289 shares that were subject to forfeiture were included in issued and outstanding shares of common stock.

Warrants
As of September 30, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 359,596 shares of common stock with a weighted-average exercise price of $5.59 per share, which expire on various dates between February 2020 and February 2024.
Common Stock Reserved for Future Issuance
As of September 30, 2015, shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

September 30, 2015
Stock options outstanding	6,553
Restricted stock units outstanding	1,606
Shares available for future grant under 2014 Plan	5,197
Shares available for future issuance under ESPP	1,058
Common stock warrants outstanding	360
Total shares of common stock reserved	14,774
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
Upon the effectiveness of the 2014 Plan on April 3, 2014, no future grants will be made under the 2004 Plan. All shares reserved under the 2004 Plan became available for grant under the 2014 Plan. Any forfeited or expired shares that would otherwise return to the 2004 Plan after the IPO instead return to the 2014 Plan. As of September 30, 2015, 5,196,762 shares of common stock were available for future grant under the 2014 Plan.
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Stock Options
A summary of the Company’s stock option activities during the nine months ended September 30, 2015 is as follows (in thousands, except years and per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	7,164	$4.34
Options granted (weighted average grant date fair value of $2.40 per share)	234	5.02
Options exercised	(565)	0.75
Options forfeited or expired	(280)	7.20
Outstanding as of September 30, 2015	6,553	$4.56	6.8	$7,478

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair market value of the Company’s common stock of $3.70 as of September 30, 2015 for all in-the-money options outstanding.
Restricted Stock Units
A summary of the Company's restricted stock units ("RSU") activities during the nine months ended September 30, 2015 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2014	1,370	$5.21
RSUs granted	839	4.82
RSUs vested and released	(475)	5.91
RSUs forfeited	(128)	5.17
Outstanding as of September 30, 2015	1,606	$4.81
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("ESPP") became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 493,224 additional shares were reserved under the ESPP on January 1, 2015. As of September 30, 2015, 1,058,251 shares of common stock were available for future issuance under the ESPP.
During the three months ended September 30, 2015, no shares were purchased under the ESPP. During the nine months ended September 30, 2015, 158,842 shares were purchased on May 15, 2015 at a weighted-average price of $4.28 per share under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of revenue	$233	$158	$639	$366
Research and development	475	583	1,389	1,404
Sales and marketing	448	361	1,430	1,055
General and administrative	789	775	2,552	1,971
Total stock-based compensation	$1,945	$1,877	$6,010	$4,796
As of September 30, 2015, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$7,906	$6,316	$63
Weighted-average amortization period	2.3 years	2.9 years	0.1 years
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
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three and nine months ended September 30, 2015 and 2014 were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected term (years)	6.1	6.1	6.1	6.1
Volatility	48%	55%	49%	56%
Risk-free interest rate	1.6%	1.8%	1.5%	1.8%
Dividend yield	—	—	—	—

7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three and nine months ended September 30, 2015 and 2014, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(6,048)	$(11,435)	$(22,320)	$(28,414)
Weighted-average shares used in computing basic and diluted net loss per share	50,369	48,310	49,931	33,762
Basic and diluted net loss per share	$(0.12)	$(0.24)	$(0.45)	$(0.84)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands).

	September 30, 2015	September 30, 2014
Stock options	6,553	6,968
Restricted stock units	1,606	545
ESPP	189	383
Common stock warrants	360	360
Common stock subject to repurchase or forfeiture	—	120
Total	8,708	8,376

8. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2015 was approximately $50 thousand and $48 thousand, respectively. The provision for income taxes for the three and nine months ended September 30, 2014 was approximately $13 thousand and $52 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.

For the three and nine months ended September 30, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily because the Company did not realize a tax benefit for current year losses as it maintained a full valuation allowance against its domestic and foreign net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of September 30, 2015 and December 31, 2014. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2015, there were no material changes to the total amount of unrecognized tax benefits.

9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating lease agreements for offices, research and development, and sales and marketing facilities, capital leases to finance data centers and other computer and networking equipment purchases and agreements with third parties to provide co-location hosting and telecommunication usage services. These commitments as of December 31, 2014 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and did not change materially during the nine months ended September 30, 2015 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of September 30, 2015, the total minimum future payment commitments under these capital leases were approximately $4.4 million, of which $0.4 million is due in 2015, with the remainder due over approximately 2.9 years thereafter.
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
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of September 30, 2015 and December 31, 2014, the principal balance of the promissory note payable was $1.7 million and $2.6 million, respectively, and is included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, as of September 30, 2015 and December 31, 2014, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $4.5 million and $4.2 million, respectively, included in accrued federal fees on the condensed consolidated balance sheets. For the three and nine months ended

September 30, 2015, the Company recorded interest and penalty expenses of $0.1 million and $0.4 million, respectively, as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
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
During the three and nine months ended September 30, 2015, the Company has remitted $0.1 million and $1.0 million for its contingent sales taxes on both usage-based fees and sales of subscription services. For the three and nine months ended September 30, 2015, the Company recognized $17 thousand and $1.0 million, respectively, as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients. During 2015, the Company expects to commence collecting such sales taxes from its clients on a current basis and remitting such taxes to the applicable taxing authorities.
As of September 30, 2015, the Company had total accrued liabilities of $2.6 million for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.7 million and $1.9 million was included in current and non-current "Sales tax liability" on the condensed consolidated balance sheets, respectively. As of December 31, 2014, the Company had total accrued liabilities of $2.6 million for such contingent sales taxes and surcharges, which was included in non-current "Sales tax liability" on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
The Company is currently involved in the following lawsuit as a defendant.
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
In March 2013, the court granted the Company's motion to transfer the case to the U.S. District Court for the Northern District of California subsequent to which the complainant amended its claim to include another related patent. The Company has responded to this amended claim by continuing to assert non-infringement and invalidity of the patents. During December 2013, the court in California held a status conference and subsequently held a claim construction hearing regarding the patents on August 22, 2014. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. A trial date of June 20, 2016 has been set in the event that the case is not resolved by summary judgment motions. The deadline for filing summary judgment motions is March 4, 2016. The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims. Accordingly, the Company has not accrued a loss related to this matter as the Company does not believe that it is probable that a loss will be incurred.
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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$29,987	$23,879	$86,353	$69,130
International	2,300	1,990	6,482	5,698
Total revenue	$32,287	$25,869	$92,835	$74,828
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	September 30, 2015	December 31, 2014
United States	$10,408	$10,625
International	1,968	1,946
Property and equipment, net	$12,376	$12,571

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
We provide our solution through a Software as a Service ("SaaS") business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and nine months ended September 30, 2015, subscription and related usage fees accounted for 96% and 97% of our revenue, respectively. For the three and nine months ended September 30, 2014, subscription and related usage fees accounted for 97% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $32.3 million and $92.8 million for the three and nine months ended September 30, 2015 from $25.9 million and $74.8 million for the three and nine months ended September 30, 2014. Revenue growth has primarily been driven by new clients choosing to use our solution and to a lesser extent, existing clients gradually increasing the number of agent seats under subscription. For each of the three and nine months ended September 30, 2015 and 2014, no single client accounted for more than 10% of our total revenue. As of September 30, 2015, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately 1,000 agent seats.
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
The following table shows our Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	September 30, 2015	September 30, 2014
Dollar-Based Retention Rate	95%	97%
The year-over-year decline in our Dollar-Based Retention Rate was primarily due to several clients who provide support for Affordable Care Act (“ACA”) enrollment. Our recurring net invoicing to these clients increased significantly in the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013 due to intense and extended activity during the initial roll out of the ACA. In the twelve months ended September 30, 2015, we did not experience the same growth rate in the recurring net invoicing from ACA clients as we had in the twelve months ended September 30, 2014, because enrollees were more familiar with the process, requiring less support, and, unlike the prior year, the enrollment deadline was not extended. As a result, our Dollar-Based Retention Rate declined from September 30, 2014 to September 30, 2015.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) Interest income, expense and other, (4) provision for income taxes, and (5) other unusual items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(6,048)	$(11,435)	$(22,320)	$(28,414)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,840	1,567	5,525	4,858
Stock-based compensation (2)	1,945	1,877	6,010	4,796
Interest expense	1,235	1,116	3,529	2,986
Interest income and other	(119)	(95)	(72)	(99)
Provision for income taxes	50	13	48	52
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	(1,745)
Reversal of contingent sales tax liability (3)	—	—	—	(2,766)
Accrued FCC charge (4)	—	2,000	—	2,000
Out of period adjustment for sales tax liability (5)	—	—	765	—
Adjusted EBITDA	$(1,097)	$(4,957)	$(6,515)	$(18,332)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of revenue	$1,470	$1,272	$4,467	$3,847
Research and development	126	58	315	154
Sales and marketing	52	50	152	146
General and administrative	192	187	591	711
Total depreciation and amortization	$1,840	$1,567	$5,525	$4,858
(2) See Note 6 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative expense. This amount represents a credit recorded in the second quarter of 2014 following a favorable ruling from a state's revenue authority.
(4) Included in general and administrative expense. The expense was recorded in the third quarter of 2014 for an accrued liability for the then tentative FCC civil penalty. See Note 9 of the notes to the condensed consolidated financial statements.
(5) Included in general and administrative expense. The amount represents immaterial out of period adjustments recorded in the first two quarters of 2015 for 2011 through 2014.

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
Research and Development.    Our research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect research and development expenses to increase in absolute dollars in the foreseeable future, although these expenses as a percentage of our revenue are expected to decrease over time.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases and, prior to our IPO,     was also impacted by the change in fair value of our convertible preferred and common stock warrant liabilities. As a result of a $2.0 million FCC civil penalty that is payable in twelve equal quarterly installments starting in July 2015, our $20.0 million term loan borrowed in February 2014 (see Note 5 of the notes to condensed consolidated financial statements of this Form 10-Q) and our continued capital spending funded by capital leases, we expect interest expense to increase in absolute dollars.
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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	46%	52%	47%	54%
Gross profit	54%	48%	53%	46%
Operating expenses:
Research and development	17%	21%	18%	22%
Sales and marketing	33%	36%	34%	37%
General and administrative	19%	31%	21%	23%
Total operating expenses	69%	88%	73%	82%
Loss from operations	(15)%	(40)%	(20)%	(36)%
Other income (expense), net:
Interest expense	(4)%	(5)%	(4)%	(4)%
Interest income and other	—%	1%	—%	—%
Change in fair value of convertible preferred and common stock warrant liabilities	—%	—%	—%	2%
Total other income (expense), net	(4)%	(4)%	(4)%	(2)%
Loss before provision for income taxes	(19)%	(44)%	(24)%	(38)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(19)%	(44)%	(24)%	(38)%
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Revenue	$32,287	$25,869	$6,418	25%	$92,835	$74,828	$18,007	24%
The increase in revenue for the three and nine months ended September 30, 2015 compared to the same periods of 2014 was primarily attributable to revenue from new clients acquired, which was primarily driven by an increase in sales and marketing activities. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$14,812	$13,504	$1,308	10%	$43,860	$40,121	$3,739	9%
% of Revenue	46%	52%			47%	54%
The increase in cost of revenue for the three and nine months ended September 30, 2015 compared to the same periods of 2014 was primarily due to a $1.0 million and a $2.9 million increase in personnel costs driven by increased headcount, a $0.5 million and a $1.1 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, a $0.4 million and a $0.9 million increase in third party hosted software costs due to increased client activities, a $0.2 million and a $0.6 million increase in depreciation expenses due to additional investments in equipment to support current and expected future client growth, and a $0.2 million and a $0.6 million increase in facility-related costs. These increases were offset in part by a $1.0 million and a $2.7 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$17,475	$12,365	$5,110	41%	$48,975	$34,707	$14,268	41%
% of Revenue	54%	48%			53%	46%
For the three and nine months ended September 30, 2015, the increase in gross margin was primarily due to improved usage efficiencies and continued benefit from economies of scale.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Research and development	$5,473	$5,503	$(30)	(1)%	$17,079	$16,282	$797	5%
% of Revenue	17%	21%			18%	22%
The increase in research and development expenses for the nine months ended September 30, 2015 compared to the same period of 2014 was primarily due to a $0.7 million increase in personnel-related costs driven primarily by increased headcount.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$10,797	$9,296	$1,501	16%	$31,322	$27,992	$3,330	12%
% of Revenue	33%	36%			34%	37%
The increase in sales and marketing expenses for the three months ended September 30, 2015 compared to the same period of 2014 was primarily due to a $0.6 million increase in personnel costs and a $0.6 million increase in discretionary and other marketing-related expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2015 compared to the same period of 2014 was primarily due to a $1.4 million increase in personnel costs, a $0.5 million increase in commissions paid to sales personnel, and a $0.4 million increase in stock-based compensation expense.
These increases as well as the remainder of the increases were primarily due to increased headcount, the growth in sales of our solution and increased marketing activities, which supported our growth strategy to acquire new clients and increase the number of agent seats within our existing client base and establish brand awareness. The increase in stock-based compensation expense was also due to an increase in the fair value of employee equity awards.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$6,087	$7,967	$(1,880)	(24)%	$19,389	$17,653	$1,736	10%
% of Revenue	19%	31%			21%	23%
The decrease in general and administrative expenses for the three months ended September 30, 2015 compared to the same period of 2014 was primarily due to a $2.0 million decrease in federal fees, which was offset in part by a $0.4 million increase in outside professional services fees primarily due to increased consulting costs as we prepare for Section 404 compliance, as well as higher auditors fees. The increase in general and administrative expenses for the nine months ended September 30, 2015 compared to the same period of 2014 was primarily due to a $2.9 million increase in contingent state and local taxes and surcharges, a $0.6 million increase in stock-based compensation expense, and a $0.2 million increase in office and facility related costs, partially offset by a $2.3 million decrease in federal fees.
The decrease in federal fees for the three and nine months ended September 30, 2015 resulted from a $2.0 million one-time charge recorded in the third quarter of 2014 for a then tentative FCC civil penalty and a $0.3 million credit recorded in the second quarter of 2015 to discount the final FCC civil penalty of $2.0 million to its present value (see Note 5 and Note 9 of the notes to our condensed consolidated financial statements).
The increase in contingent state and local taxes and surcharges for the nine months ended September 30, 2015 was primarily due to a one-time $2.8 million credit recorded in the second quarter of 2014 to release a contingent state tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for a specific state following a favorable ruling from that state's revenue authority, a $0.6 million and a $0.2 million immaterial out of period adjustment recorded in the first and the second quarter of 2015, respectively, for additional sales taxes for certain revenue earned during the period 2011 through the first quarter of 2015, partially offset by a $0.7 million decrease in sales taxes primarily for our usage-based fees as we commenced collecting state and local taxes and surcharges from our clients for applicable states in June 2014.
The increases in stock-based compensation costs and office related costs were primarily due to headcount additions, increased business insurance required to operate as a public company since our IPO in April 2014 and an increase in the fair value of employee equity awards.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,235)	$(1,116)	$(119)	11%	$(3,529)	$(2,986)	$(543)	18%
Interest income and other	119	95	24	25%	72	99	(27)	(27)%
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	—%	—	1,745	(1,745)	(100)%
Total other income (expense), net	$(1,116)	$(1,021)	$(95)	9%	$(3,457)	$(1,142)	$(2,315)	203%
% of Revenue	(4)%	(4)%			(4)%	(2)%
For the three and nine months ended September 30, 2015, interest expense increased as a result of a higher average balance of outstanding debt. In February 2014, we borrowed a $20.0 million term loan under a loan and security agreement. In June 2015, we agreed to pay an FCC civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. The imputed interest of this civil penalty was $0.3 million and is being recognized as interest expense over the payment term of the civil penalty. See Note 5 of the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of September 30, 2015, we had cash and cash equivalents totaling $59.5 million.
In April 2014, we consummated our IPO and received aggregate proceeds of $74.9 million after deducting underwriters’ discounts and commissions of $5.6 million, but before deduction of offering expenses of approximately $4.2 million, of which $0.8 million was paid by us prior to 2014 and the remaining $3.4 million was paid in the first two quarters of 2014.
We maintain a revolving line of credit of $20.0 million with a bank under our 2013 Loan and Security Agreement (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). As of September 30, 2015, we had borrowed $12.5 million under this facility and the amount available for additional borrowings was $7.5 million. The 2013 Loan and Security Agreement contains certain covenants, including the requirement that we maintain $7.5 million of cash deposited with the lender for the term of the agreement and includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default. As of September 30, 2015, we were in compliance with these covenants.
We also have a term loan facility of $30.0 million under our 2014 Loan and Security Agreement (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). At closing in February 2014, we borrowed $20.0 million from the term loan facility with the remaining $10.0 million available to be borrowed until February 2016. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of September 30, 2015, we were in compliance with these covenants.
We believe our existing cash, cash equivalents and the amounts available for borrowing under our term loan facility and our revolving line of credit will be sufficient to meet our working capital and capital expenditure needs at least through September 30, 2016. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Net cash used in operating activities	$(12,873)	$(20,759)	$7,886	(38)%
Net cash provided by (used in) investing activities	20,117	(30,496)	50,613	(166)%
Net cash provided by (used in) financing activities	(6,032)	86,996	(93,028)	(107)%
Net increase in cash and cash equivalents	$1,212	$35,741	$(34,529)	(97)%
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of client payments. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect net uses of cash by operations to continue. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the three months ended September 30, 2015 and 2014, our days-sales-outstanding were 24 and 25 days.
During the nine months ended September 30, 2015, net cash used in operating activities decreased by $7.9 million compared to the same period of 2014 primarily due to a $10.0 million decrease in net loss after adjusting for non-cash expenses, offset in part by a $2.1 million increase in net cash outflows resulting from changes in operating assets and liabilities.
During the nine months ended September 30, 2015, cash outflows from changes in operating assets and liabilities included primarily a $1.3 million decrease in accounts payable related to timing of liabilities and payments, a $1.1 million increase in accounts receivable due to increased sales, and a $1.0 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees for third-party SaaS services. Cash inflows from changes in operating assets and liabilities was primarily due to a $0.8 million increase in accrued and other liabilities primarily for ESPP withholdings for employees due to timing of ESPP purchase, for accrued bonus and commission driven by our improved sales and financial performance, and for personnel costs due to increase in employee headcount.
During the nine months ended September 30, 2014, cash outflows from changes in operating assets and liabilities included primarily a $1.0 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, a $1.0 million decrease in accounts payable related to timing of liabilities and payments, a $0.7 million increase in accounts receivable due to increased sales, and a $0.8 million decrease in accrued federal fees and sales tax liability primarily due to releasing a contingent state tax liability of $2.8 million in the second quarter of 2014 as a result of a favorable ruling from a specific state's revenue authority, which was offset by a $2.0 million accrual for a then tentative settlement with the FCC Enforcement Bureau. Cash inflows from changes in operating assets and liabilities included a $2.6 million increase in accrued and other liabilities primarily for ESPP withholdings for employees which started in April 2014, personnel costs due to increase in employee headcount and commissions paid to sales personnel driven by the growth in sales of our solution, and a $0.7 million increase in deferred revenue primarily attributable to increased billings.
Cash Flows from Investing Activities
Net cash provided by investing activities of $20.1 million in the nine months ended September 30, 2015 was primarily from proceeds of $40.0 million from maturity of short-term investments and a $0.8 million decrease in restricted cash due to the release of two letters of credit related to our office lease obligation and an insurance policy, offset in part by purchase of short-term investments of $20.0 million and purchase of property and equipment of $0.7 million.
Net cash used in investing activities in the nine months ended September 30, 2014 was primarily for purchase of short-term investments of $30.0 million and purchase of property and equipment of $0.5 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2015, cash used in financing activities of $6.0 million was primarily for repayments of $7.1 million on our capital lease and notes payable obligations, offset in part by cash received from stock option exercises of $0.4 million and proceeds of $0.7 million from the sale of common stock under our employee stock purchase plan.
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

We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, our critical accounting policies did not materially change.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Early adoption is permitted. This guidance is effective for us on a retrospective basis beginning in the first quarter of 2016 and is not expected to have a material effect on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU No. 2014-09 is originally effective for our annual and interim reporting periods beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year while providing an option to early adopt the standard on the original effective date. Accordingly, the new revenue standard is effective for our annual and interim reporting periods beginning January 1, 2018. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Off Balance Sheet Arrangements
As of September 30, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment purchases, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-

location hosting and telecommunication usage services. These contractual obligations as of December 31, 2014 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and did not change during the nine months ended September 30, 2015 except for the following agreements entered into in 2015.
In June 2015, the Company entered into a consent decree with the FCC Enforcement Bureau, in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). As of September 30, 2015, outstanding civil penalty payable was $1.8 million.
During the nine months ended September 30, 2015, we purchased certain additional data center and network equipment and software under multiple capital leases. As of September 30, 2015, total minimum future payment commitments under these capital leases were approximately $4.4 million, of which $0.4 million is due in 2015, with the remainder due over approximately 2.9 years thereafter.

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
Interest Rate Sensitivity
As of September 30, 2015, we had cash and cash equivalents of $59.5 million that were held primarily in cash or money market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and nine months ended September 30, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of September 30, 2015, we had a total of $35.5 million outstanding under our variable interest rate debt or financing agreements. See Note 5 of the notes to our condensed consolidated financial statements for a detailed discussion of our indebtedness. For the three and nine months ended September 30, 2015, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.1 million and $0.2 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars, and therefore our net revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar could make our solution more expensive in other countries and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located except for Russia. Compensation of our employees in Russia is primarily denominated in the U.S. dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 30, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.1 million and $0.4 million on our operating results.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
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
NobelBiz Litigation
On August 5, 2011, NobelBiz, Inc., or NobelBiz, sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’). NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. A trial date of

June 20, 2016 has been set in the event that the case is not resolved by summary judgment motions. The deadline for filing summary judgment motions is March 4, 2016.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.
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
For the three months ended September 30, 2015, our revenue was $32.3 million, which increased by $6.4 million, or 25%, from $25.9 million for the same period of 2014. For the nine months ended September 30, 2015, our revenue was $92.8 million, which increased by $18.0 million, or 24%, from $74.8 million for the same period of 2014. For the years ended December 31, 2014, 2013 and 2012, our revenue was $103.1 million, $84.1 million and $63.8 million, respectively, representing year-over-year growth of 23% and 32%, respectively. We expect that, in the future, as our revenue increases, our annual revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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
If we are not successful in achieving these objectives, our revenue may be harmed. In addition, we plan to continue to invest in future growth, including expending substantial financial and other resources on:

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
Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We grew from 442 employees as of December 31, 2012 to 680 employees as of September 30, 2015. We have also significantly increased the size of our client base to over 2,000 clients. We anticipate that we will continue to significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure.

Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats or termination of their contracts. In addition, the subscriptions and related usage by our existing clients may decrease if:

•	the volume of minutes for inbound and outbound interactions between our clients and their customers decreases,

•	clients are not satisfied with our services, prices or the functionality of our solution,

•	the stability, performance and security of our hosting infrastructure and hosting services are not satisfactory,

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or for other reasons,

•	competition increases from other contact center providers,

•	alternative technologies, products or features emerge which we do not provide,

•	clients experience financial difficulties, or

•	the U.S. or global economy declines.
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
We rely on our reputation and recommendations from key clients in order to market and sell our solution. The loss of any of our key clients, or a failure of some of them to renew or to continue to recommend our solution, could have a significant impact on our revenues, reputation and our ability to obtain new clients. In addition, acquisitions of our clients could lead to cancellation of our contracts with those clients, thereby reducing the number of our existing and potential clients.
Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully grow and manage these relationships could harm our business.
We leverage strategic relationships with third parties, such as Client Relationship Management ("CRM"), system integrator, technology and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological issues or failures, reputational concerns or other factors, which would harm our business, financial conditions and operations. Furthermore, if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. We also license technology from certain third-party partners. Certain of these license agreements permit either party to terminate all or a portion of the license without cause at any time. If one of these licenses is terminated by the licensor, we would have to find an alternative source or develop new technology ourselves, either of which could cause delays in our ability to offer our solution to clients, result in increased expense and harm our business. Our inability to successfully manage these complex relationships or negotiate sufficient contractual terms could harm our business.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $6.0 million and $22.3 million in the three and nine months ended September 30, 2015, respectively, and a net loss of $37.8 million in the year ended December 31, 2014. As of September 30, 2015, we had an accumulated deficit of $150.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our historical or recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our solution or changes in the components of our solution purchased by our clients could affect our gross margins and operating results.
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services and because our professional services offerings typically have negative margins, any increase in sales of professional services could harm our gross margins and operating results. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts. Selling to smaller clients may involve smaller contract sizes, fewer upsell opportunities, a higher likelihood of contract terminations, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution, or the mix of solution components purchased by our clients, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
We depend on data centers operated by third parties and any disruption in the operation of these facilities could harm our business.
We host our solution at data centers located in Santa Clara, California; Atlanta, Georgia; and, to a lesser extent, in Slough, England. Recently, we also established a standby data center in Amsterdam, the Netherlands that is available in case the Slough data center is not functioning for any reason. Any failure or downtime in one of our data center facilities in the U.S. could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access or other security breaches could result in the loss of confidentiality, integrity and availability of information, leading to litigation, indemnity obligations and other liability. While we have security measures in place to protect client information and minimize the probability of security breaches, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could harm our operating results.

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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the West Coast (where our corporate headquarters and one of our data centers are located), hurricane or tropical storm in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our services or related taxes and administrative fees.
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
We have a substantial amount of debt. As of September 30, 2015, we had $20.0 million outstanding under a loan and security agreement for a term loan facility of up to $30.0 million, $15.5 million outstanding (comprised of $12.5 million under the revolving line of credit and $3.0 million outstanding under a term loan) under a loan and security agreement, $1.7 million outstanding under a promissory note with the USAC, and a $1.8 million FCC civil penalty payable to the U.S. Treasury without interest. See Note 5 of the notes to condensed consolidated financial statements.
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
We are engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For example, two material weaknesses were identified in our internal control over financial reporting in 2010, one of which was remediated in 2011 and the other of which was remediated in 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
U.S. GAAP is subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
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
Our success and ability to compete depend in part upon our intellectual property. As of September 30, 2015, our intellectual property portfolio included twenty-seven registered trademarks, nine issued U.S. patents, five pending U.S. patent applications and one registered U.S. copyright. Furthermore, as of September 30, 2015, we had eleven pending patent applications and limited trademark registrations outside the U.S. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.
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
Certain technology necessary for us to provide our solution may be patented, copyrighted or otherwise protected by other parties either now or in the future. In such case, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable, or at all. The existence of such a patent, copyright or other protections, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering solutions incorporating such technology.
Others have claimed, or in the future may claim, that our solution and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or solution. Any claims or litigation could cause us to incur significant costs and expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, require that we refrain from using, manufacturing or selling certain offerings or features or using certain processes, prevent us from offering our solution or certain features thereof, or require that we comply with other unfavorable terms, any of which could harm our business and operating results. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.
We employ third-party licensed software for use in or with our solution, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could harm our business.
Our solution incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties and to integrate such software to our solution.

There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could increase our costs and harm our business.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of September 30, 2015, we had a promissory note issued to USAC with an outstanding principal balance of $1.7 million for the undisputed portion and an accrued liability of $4.5 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the condensed consolidated balance sheet. See Note 9 of the notes to our condensed consolidated financial statements. While we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to our condensed consolidated financial statements.

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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the nine months ended September 30, 2015, the sale price per share of our common stock ranged from a low of $3.60 to a high of $6.18. Factors that may contribute to continuing volatility in the price of our common stock include:

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
As of October 23, 2015, the holders of an aggregate of 24,530,809 shares of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
Our directors, executive officers and significant stockholders, who hold approximately 52% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of October 23, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 52% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Five9;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Five9.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended September 30, 2015.

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

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, as Amended on July 31, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.

Date:	November 4, 2015	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	November 4, 2015	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)