Form 10-K
period 2015-12-31
Five9, Inc.
filed 2016-03-03
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant's common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $103.6 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2016, there were 51,243,399 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

FIVE9, INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of our senior management with respect to future events and our financial performance. These forward-looking statements include statements with respect to our business, expenses, strategies, losses, growth plans, product and client initiatives, market growth projections, and our industry. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
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

•	we have a history of losses and we may be unable to achieve or sustain profitability, including positive adjusted EBITDA;

•	we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs; and

•	failure to comply with laws and regulations could harm our business and our reputation.
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

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of cloud software for contact centers. Since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, highly scalable and secure Virtual Contact Center (“VCC”) cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market, facilitating approximately three billion interactions between our more than 2,000 clients and their customers per year. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant barrier to entry.
Based on our current product offering and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $24 billion annually worldwide. Gartner estimates that there were 15.8 million contact center agents worldwide in 2015. Furthermore, Gartner has estimated that cloud penetration of the contact center market in North America would grow from approximately 5% of total contact center agents in 2012 to 13% in 2016. We believe adoption of cloud contact center software solutions is increasing rapidly as a result of several distinct trends. The increasing adoption of cloud computing, especially within customer relationship management (“CRM”) is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their contact center systems every 8-10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise.
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
Our solution, which is comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interface (“API”). Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Our solution ensures our clients always have the latest version of our software. Delivered on-demand, our solution enables our clients to quickly deploy agent seats in any geographic location with only a computer, headset and broadband internet connection, and rapidly adjust the number of contact center agent seats in response to changing business requirements. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and is maintained by us in the cloud.
Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We have developed a proven, high velocity, metrics-driven sales and marketing strategy, which is designed to effectively identify, qualify and close sales opportunities. To complement this go-to-market strategy, we have developed a large ecosystem of technology and system integrator partners and independent software vendors to help increase awareness of our solution in the market and drive incremental sales opportunities with new and existing clients.
We provide our solution through a software-as-a-service (“SaaS”) business model with recurring subscriptions based primarily on the number of agent seats and minutes of usage, as well as the specific functionalities and applications our clients deploy. Our recurring revenue model combined with our Annual Dollar-

Based Retention Rate, which was 96% as of December 31, 2015, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We have achieved significant growth in recent periods. For the years ended December 31, 2015, 2014 and 2013, our revenues were $128.9 million, $103.1 million and $84.1 million, respectively, representing year-over-year growth of 25% and 23%, respectively. We incurred net losses of $25.8 million, $37.8 million and $31.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, as a result of increased investment in our growth. As of December 31, 2015, 2014 and 2013, our total assets were $99.2 million, $116.9 million and $56.3 million, respectively.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 12 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”
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

•
Duplicative technology stacks across multiple sites. Organizations must integrate multiple contact center sites to drive efficiency and create a unified customer view. Organizations running on-premise systems often find themselves with dissimilar systems at each site resulting in non-integrated and inefficient silos of technology. Moreover, technology at each site is in a constant state of change over time. The initial and ongoing integration of these contact center sites for such organizations requires significant ongoing investment.
Our Opportunity
Based on our current product offerings and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $24 billion annually worldwide. Gartner estimates that there were 15.8 million contact center agents worldwide in 2015. Furthermore, Gartner has estimated that cloud penetration of the contact center market in North America would grow from approximately 5% of total contact center agents in 2012 to 13% in 2016. We believe the market for contact center solutions is undergoing a significant shift to the cloud driven primarily by:

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
Our Solution
We deliver a comprehensive cloud software solution for contact centers. Our solution enables organizations of all sizes to enhance the customer experience through omnichannel engagement, improve customer service, increase sales performance and improve the efficiency and cost of their operations. Our “simply smart” VCC is a unified cloud platform for inbound, outbound and blended, voice and multichannel (chat, email, web, social media, mobile) interactions. Our complete end-to-end capabilities include computer-telephony integration (“CTI”), interactive voice response (“IVR”), visual IVR, automatic contact distribution (“ACD”), with skills-based routing, reporting, agent and supervisor desktop, mobile applications for contact center and customer, pre-built CRM integrations, quality management, speech and desktop analytics, customer surveys and workforce management.
Our cloud contact center solution provides the following key elements:

•
Rapid implementation, seamless updates and pre-built integrations. Our solution can be deployed quickly and seamlessly with minimal disruption to a client’s operations. The pre-built integrations with leading CRM and other enterprise applications reduce the complexity and burden-of-effort of integrating with the client’s business applications. The solution is seamlessly updated to ensure that clients are always on the latest version of the software while maintaining their existing configurations, ensuring minimal disruption to the client’s contact center operations.

•
Highly flexible platform. Our solution provides easy administration, configuration and role-based functionalities for agents, supervisors and administrators enabling the rapid adjustment of contact center resources to meet a changing mix of contact channels and peaks-and-troughs in contact volumes.

•
Scalable, secure and reliable multi-tenant architecture. Our solution provides organizations of all sizes with the robust contact center functionality, scalability, flexibility and security required in the most sophisticated and distributed environments.

Our solution provides the following key benefits to clients:

•
Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple contact channels, including chat, email, web, social media and mobile. Our solution gives agents the ability to switch between all media channels through an easy-to-use, unified interface that provides agents with all the relevant content and tools needed to complete the task at hand.

•
Improved customer experience. Our intelligent contact routing and self-service IVR capabilities, pre-built CRM integrations, and multichannel engagement ensure that customers receive an omnichannel experience. Each new contact is quickly routed to an appropriate agent resource. Using the rich contact history and additional context through integrations with CRM applications, agents have immediate access to the most current, relevant and accurate information about the customer, resulting in increased first contact resolutions and a more satisfying experience for the customer.

•
Enhanced end-to-end visibility. Our solution provides clients’ operations staff, quality team and leadership with a complete view of contact center performance through a comprehensive set of historical reports, real-time dashboards, quality & performance management tools. Clients can also extract reporting data from our solution for further analysis using a spreadsheet application or using the sophistication of an enterprise business intelligence application. This insight provides an organization-wide view of customer engagement performance and allows clients to quickly determine the appropriate actions required to deal with changing circumstances.

•
Greater operational efficiency. Our solution provides contact center managers and supervisors with significant visibility into their agents’ productivity and effectiveness and the performance of their inbound queues and outbound campaigns. Our solution has robust intelligence and analytics capabilities to help supervisors optimize operations and campaigns in real-time to drive increased efficiency. Our role-based interfaces deliver specific functionality to both desktops and mobile devices to meet the unique needs of agents, supervisors and administrators.

•
Compelling value proposition. We provide a unified cloud-based software and telephony platform for contact center operations, including software applications, technology infrastructure, maintenance, monitoring, storage, security, client support and upgrades, which enables our clients to simplify their technology infrastructure and streamline IT costs. We manage upgrades and deployments remotely, resulting in lower total cost of operations relative to legacy on-premise contact center systems that often require in-house technical support staff.

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

•
Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations leverages a proven lifecycle approach including detailed discovery, design, testing, training and optimization. This not only accelerates agent activation, but also targets desired business outcomes. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: salesforce.com, inc. (“Salesforce”), Oracle Corporation (“Oracle”), Zendesk, Inc. (“Zendesk”), Microsoft Corporation (“Microsoft”), NetSuite Inc. (“Netsuite”), and others. Once operational, we offer a high touch Premium Support offering where we assign a Technical Account Manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. As a result, our clients’ contact centers become fully operational faster and they recognize time to value more quickly than legacy on-premise contact center systems.

•
Reliable, secure, compliant and scalable platform. Our platform delivers what we believe is industry leading reliability; cybersecurity using a defense-in-depth approach; compliance with laws, regulations and industry standards including, but not limited to, CPNI, HIPAA, Gramm-Leach-Bliley Act, European privacy and PCI DSS, and is scalable to accommodate the requirements of larger clients.

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

•
Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Salesforce, Oracle, Microsoft, Zendesk and NetSuite; system integrators such as Bluewolf, Inc.; Deloitte Consulting LLP and PwC LLP; analytics, workforce management and performance management software vendors such as NICE Systems, Inc. and Authority Software; telephony providers such as AT&T Inc., Verizon Communications Inc. and Level3; and cloud private branch exchange (“PBX”) phone systems vendors. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.

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

•
Expand internationally. To date, our primary focus has been on the U.S. market, which represented 93%, 92% and 90% of our revenue in 2015, 2014 and 2013, based on bill to address. We believe there is a significant opportunity for our cloud solution to disrupt incumbent legacy on-premise contact center systems internationally. We plan to increase our sales capabilities internationally by expanding our direct sales force and collaborating with strategic partners to target these markets and grow our international client base. We have co-location data center facilities in Europe to provide clients in certain countries of the European Union (“EU”) with regional access to our cloud contact center solution to better serve local needs.

•
Further develop our partner ecosystem. We have established strong partner relationships with organizations in the contact center ecosystem to further enhance the value of our VCC cloud platform. We intend to continue to cultivate new relationships with additional software, technology, system integrator, independent software vendors and telephony providers to enhance the value of our solution and drive sales.

•
Selectively pursue acquisitions. In addition to organically developing and strengthening our solution, we intend to selectively explore acquisition opportunities of companies and technologies to expand the functionality of our solution, provide access to new clients or markets, or both.

Our Virtual Contact Center Cloud Platform and Applications
Our cloud contact center software solution consists of our highly scalable VCC cloud platform that delivers a comprehensive suite of easy-to-use, secure applications to cover the breadth of contact center-related customer service, sales and marketing functions. Our VCC cloud platform acts as the hub for omnichannel engagement between our clients and their customers. This enables clients to fully manage the end-to-end customer experience in a single unified architecture. Our solution enables our clients to manage customer interactions across multiple channels including voice, chat, email, web, social media and mobile and connects them to the most appropriate agent. Whether the resource is an internal contact center agent, an outsourcer, an agent working from home, a knowledge worker, or self-service, our solution enables our clients to deliver a highly effective customer experience.
Our solution is built using a multi-tenant architecture and delivered in the cloud. The following diagram illustrates our VCC cloud platform and comprehensive suite of applications used by agents, supervisors and administrators. In addition, we provide a robust set of management applications including workforce management, reporting, quality management and supervisor tools.
Inbound Contact Center: With our VCC cloud platform, organizations of all sizes have everything they need to handle their inbound customer engagement. This includes the ability to take voice calls, respond to chat, email, and engage with a wide range of social media sources. Our platform includes a full-featured IVR system that allows our clients to provide a self-service capability and to automatically determine the customer intent and identify the type of resource to best handle the customer enquiry. At the center of our VCC cloud platform is the ACD module which provides intelligent routing of customer interactions. This enables clients to classify and prioritize customer interactions and ensure that the interactions are delivered to the most appropriate resource to provide the best customer experience and maximize business results.
Through CTI capabilities, out-of-the-box integrations with CRM solutions (such as Salesforce, Oracle, Zendesk, NetSuite, and Microsoft), or easy to use open APIs, clients can provide a personalized customer experience by prioritizing important customers and delivering customer information to the agent handling the interaction. This promotes quick first contact resolution, which is a key factor in delivering a superior customer experience.
Outbound Contact Center: Our Outbound Contact Center application enables our clients to improve the efficiency and productivity of outbound contact center agents. We provide a complete solution for outbound sales and marketing campaigns, including multiple automated dialing options, so our clients can find the right match for their needs and environment, whether outbound business-to-consumer (“B2C”), business-to-business (“B2B”), or 1:1 proactive customer care. We provide a variety of outbound dialer modes, including a patented predictive dialer capability. The predictive dialer greatly enhances the productivity of agents and sales representatives by increasing productive talk time and minimizing idle time spent listening to voice mail and busy signals. These dialer solutions allow our clients to choose the automation capabilities that best align with their contact center environment and objectives, including lead prospecting, qualifying, nurturing and converting. We also provide campaign management tools such as list management, sophisticated dialer rules and agent scripting. In addition, we provide the TCPA manual touch mode option that provides tools to outbound clients to ensure that they are able to comply with the Telephone Consumer Protection Act (“TCPA”), regulations.
Blended Contact Center:    We provide both inbound and outbound capabilities on a single platform to unify contact center operations and enable end-to-end customer engagement. This improves agent productivity as interactions are automatically selected and routed to agents based on interaction volume. When inbound call volumes are low, the blending ability allows clients to shift inbound agent resources to outbound-related functions. For example, inbound agents can be assigned to the outbound queue for automatic follow-ups on any customer interaction, flag customer surveys for personalized attention, or resolve open customer issues. Agents are provided with a script which also contributes to their effectiveness.
Multichannel Applications Powered by Five9 Connect: Our multichannel applications are powered by a unique set of technologies called Five9 Connect™. These technologies include an advanced Natural Language Processing (“NLP”), engine to filter and categorize interactions, eliminate spam and determine sentiment. Based on a client’s unique set of business policies and needs, our solution provides simpler, smarter, and more productive multichannel engagement by offering agents Sentiment Analysis, Clustering, Trending Topics, and Relevance. In addition, Five9 Connect powers agent assistance tools to help agents resolve issues quickly.
Five9 VCC integrates voice with chat, email, web, social media and mobile applications for a true omnichannel agent and customer experience.

•
Five9 Social - Applies contact center customer service and sales best practices to social channels. Our solution routes, tracks and reports on agent performance in responding to social media posts in the same manner as other channels.

•	Five9 Chat - Live consumer-to-agent chat from mobile or web devices gives agents the ability to respond, record and manage multiple chat interactions.

•
Five9 Email - Makes email a high-response sales, service and support channel. Our email routing capability filters and intelligently routes email requests to enable the best qualified agents to respond in a timely manner.

•
Five9 Visual IVR - Our visual IVR application provides mobile customer care for today’s connected customers. It allows clients to develop an IVR script once and deploy it on multiple touchpoints, including mobile devices and websites.

Management Applications: Our integrated portfolio of management applications is built and delivered on our highly scalable and flexible VCC cloud platform. The solution provides real-time supervisor tools to monitor and manage the performance of agents and call flows. Also provided is a suite of configurable management reports to enable clients to manage the end-to-end performance of their contact center operations. The solution has native recording capabilities for contact centers that need to record their interactions. For clients with high-end needs, the solution can provide fully integrated workforce and quality management applications through our strategic relationship with NICE Systems, Inc.

Our clients can access our VCC cloud platform in five different ways:

•
Agent Desktop: Serves as the unified environment for contact center agents. Agents are provided with one easy-to-use desktop that allows agents to quickly switch between channels. Our universal transaction model adjusts to the needs of the interaction, including voice, chat, email, web, social media or mobile, yet feels familiar to the agent, making training simple. Automated call scripting and real-time customer data, such as purchase and interaction history, is delivered to empower agents with the information they need to deliver a superior customer experience.

•
CRM Integrations: For clients who prefer to have their agents or sales representatives work within their CRM desktop, Five9 offers pre-built integrations with leading providers of CRM systems such as Salesforce, Oracle, Zendesk, Microsoft and NetSuite. In addition, professional services can provide integrations with home grown or legacy CRM systems. Our solution provides softphone and telephony capabilities within the CRM desktop, and routes each customer interaction to an appropriate agent resource. Agents are able to work within a familiar desktop, equipped with full telephony controls and giving them immediate access to the most current, relevant and accurate information about the customer.

•
Supervisor: Provides supervisors with tools to optimize the contact center and ensure high quality customer interactions. These tools include a visual supervisor dashboard that provides easy to use visibility into call routing, queues, service levels, workflow management, utilization, campaign statistics and agent productivity. A mobile tablet version of the supervisor application is also available to help supervisors monitor agents, listen in on conversations, coach agents, and oversee queues and agent performance metrics. These metrics typically include average handle time, first contact resolution, number of interactions handled and contact outcomes.

•
Administrator: Provides administrators with a comprehensive set of integrated tools to easily configure agent skills (such as language, domain expertise, and channels to service), determine interaction routing strategies, specify IVR scripts and manage the contact center operation. The Five9 Administrator system is easy to use so that contact center business personnel can set up and make changes themselves, without having to rely on specialized IT staff often required to manage legacy on-premise contact center systems. This represents a key advantage of our VCC cloud platform as it allows businesses to adapt quickly to keep up with the rapid changes required in contact center operations.

•
Reporting and Analytics: Real-time and historical reports provide statistics and key performance indicators to allow executives and supervisors to monitor the contact center, improve reaction time to interaction volume and manage agents more effectively. We provide more than 150 standard reports with multiple views and drill-downs into individual inbound calls and multichannel interaction metrics, customer interaction outcomes, and outbound sales and marketing program metrics. Our reporting module also enables clients to build customized reports and reporting schedules.

Clients
We have a large and diverse client base comprised of over 2,000 organizations as of December 31, 2015, with no single client representing more than 10% of our revenues in 2015, 2014 or 2013. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, consumer, healthcare and technology.
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
To complement our sales and marketing efforts, we have developed a large ecosystem of software, technology, telephony and system integrator partners and independent software vendors who help increase awareness of our solution and generate new and installed base sales opportunities.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to improve the functionality of, and add new features to, our VCC cloud platform. Our core research and development center is based in our San Ramon, California headquarters with additional engineers located in Russia, which allows us to benefit from relatively low-cost and highly skilled software developers. Our engineering team has deep software and telecommunications skills, and works closely with our sales team to identify our clients’ product requirements. In addition, continuous interactions with our partners enable our engineers to enhance the usability and performance of our platform and its integration with best-in-class CRM and other business applications and telephony technologies.
As of December 31, 2015, we had 167 employees in our research and development group, of which 97 were based in Russia. Our research and development expenses totaled $22.7 million, $22.1 million and $17.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. We intend to continue investing in research and development to continue to deliver robust functionality to our clients.
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
Technology and Operations
Our highly scalable and flexible VCC cloud platform is the result of more than 13 years of research, development, client engagement and operational experience. The platform is comprised of in-house developed intellectual property, open source products and commercially available hardware and software. The platform is designed to be redundant and we believe that all components can be upgraded, expanded or replaced with minimal or no interruption in service.
We currently deliver our services globally from four third-party co-location data center facilities located in Santa Clara, California; Atlanta, Georgia; Slough, England and Amsterdam, The Netherlands. Our infrastructure, including our third-party co-location facilities, is designed to support real-time mission-critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
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

Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy on-premise contact center system vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya Inc. (“Avaya”) and Cisco Systems, Inc. (“Cisco”), and legacy on-premise software companies with a historical focus on CTI, such as Aspect Software, Inc. (“Aspect”), Genesys Telecommunications Laboratories, Inc. (“Genesys”), and Interactive Intelligence Group, Inc. (“Interactive Intelligence”). These companies are expanding their traditional on-premise contact center systems with cloud-based offerings, either through acquisitions or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact, Inc. (“inContact”) and LiveOps, Inc. (“LiveOps”). We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories, larger marketing budgets and greater financial and technical resources. We believe the principal competitive factors in our market include:

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
Intellectual Property
We rely on a combination of patent, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements, confidentiality agreements, and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand. In addition, we require our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
As of December 31, 2015, our intellectual property portfolio included nine registered and one pending U.S. trademarks, nine issued U.S. patents, five pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2015, we also had four issued patents, eleven pending patent applications and fourteen limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there can be seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year. During 2015, 2014 and 2013, 53% of our total revenues were generated in the second half of each year. We believe that this is due to the general increase in customer support and marketing and sales activities leading up to, and during, the holiday season.
Employees
As of December 31, 2015, we had 692 full-time employees, including 307 in technology and operations, 167 in research and development, 131 in sales and marketing, and 87 in general and administrative. None of our employees are covered by collective bargaining agreements. Of these, 190 were located in the Philippines and 127 in Russia. We believe that our employee relations are good and we have never experienced any work stoppages.
Regulatory
The following summarizes important, but not all, federal and state regulations that could impact our operations. Federal and state regulations are subject to judicial review, administrative revision and statutory changes through legislation that could materially affect how we and others in this industry operate.
The Telecommunications Act of 1996 vests the Federal Communications Commission (“FCC”) with jurisdiction over interstate telecommunications services, while preserving state and local jurisdiction over many aspects of these services. As a result, telecommunications services are regulated at both the federal and state levels in the United States.
We are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, contributions to the federal Universal Service Fund and related funds (“USF”) and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of operating authority and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations.
We must comply with numerous federal regulations, including:

•	the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	contributions to the USF, which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding Customer Proprietary Network Information (“CPNI”), which require that we not use such information without customer approval, subject to certain exceptions.
In addition, we must make contributions and other payments on our usage-based fees to state and local governmental entities. The tax and fee structure for communications services such as ours is complex, ambiguous and subject to interpretation. If taxing and regulatory authorities enact new rules or regulations or expand their interpretations of existing rules and regulations, we could incur additional liabilities. In addition, the collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with these regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, these regulations. See Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a discussion of our liabilities related to USF matters.
The FCC and a number of states are considering reform or other modifications to USF programs. These include which companies should contribute, how those contributions should be assessed and how the administration of the system can be improved. In addition, a number of states are actively considering extending their regulatory regimes. Any such changes could affect the way in which we comply with our regulatory obligations and could increase our regulatory costs and expenses.
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulation of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. Our regulatory obligations in foreign jurisdictions could harm the use or cost of our solution in international locations.
The legislative and regulatory scheme for telecommunications service providers and other solutions we provide will continue to evolve and can be expected to change the competitive environment for these services. It is not possible to predict how such evolution and changes will affect our business or our industry. If we do not comply with current or future rules or regulations that apply to our business, we could be subject to substantial additional fines and penalties, we may have to restructure our service offerings, exit certain markets, accept lower margins or raise the price of our services, any of which could harm our business and results of operations. See “Risk Factors — Risks Related to Regulatory Matters” under ITEM 1A of this Form 10-K for more information.
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
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports are filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Five9 and other companies that file materials with the SEC electronically. Copies of Five9’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.five9.com/sec.cfm as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC.
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
Our quarterly and annual results of operations, including our revenues, profitability and cash flow have varied, and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

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
To increase our revenue, we must add new clients, add additional agent seats and sell additional functionality to existing clients, and encourage existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or upsell existing clients based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing clients, attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth.
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
For the years ended December 31, 2015, 2014 and 2013, our revenue was $128.9 million, $103.1 million and $84.1 million, respectively, representing year-over-year growth of 25% and 23%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•	compete with other vendors of cloud-based enterprise contact center systems to capture market share from providers of legacy on-premise systems;

•	increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	introduce our solution to new markets outside of the United States and increase global awareness of our brand;

•	strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced solutions; and

•	selectively pursue acquisitions.
If we are not successful in achieving these objectives, our revenue may be harmed. In addition, we plan to continue to invest in future growth, including expending substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization;

•	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

•	solution development, including investments in our solution development team and the development of new solutions, as well as new applications and features for existing solutions;

•	international expansion; and

•	general administration, including legal, regulatory compliance and accounting expenses.
Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We grew from 533 employees as of December 31, 2013 to 692 employees as of December 31, 2015. We have also increased the size of our client base to over 2,000 clients. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a CTI heritage, such as Aspect, Genesys, and Interactive Intelligence. These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact and LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources. In addition, many of our competitors have stronger name recognition, longer operating histories, established relationships with clients, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources and ability to compete. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales and revenues, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats or termination of their contracts. In addition, the subscriptions and related usage by our existing clients may decrease if:

•	the volume of minutes for inbound and outbound interactions between our clients and their customers decreases,

•	clients are not satisfied with our services, prices or the functionality of our solution,

•	the stability, performance and security of our hosting infrastructure and hosting services are not satisfactory,

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or other reasons,

•	competition increases from other contact center providers,

•	alternative technologies, products or features emerge that we do not provide,

•	our clients or potential clients experience financial difficulties, or

•	the U.S. or global economy declines.
If our existing clients’ subscriptions and related usage decrease or are terminated, we will need to spend more money to acquire new clients to maintain our existing level of revenues, if at all. We incur significant costs and expenses, including sales and marketing expenses, to acquire new clients, and those costs and expenses are an important factor in determining our net profitability. There can be no assurance that the market for our solution will continue to grow or that we will not lose market share to current or future competitors.
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
We leverage strategic relationships with third parties, such as CRM system integrator, technology and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial conditions and operations. Furthermore, if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
If clients fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements, we may terminate clients, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our clients may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, either of which could harm our operating results, financial position and cash flow.

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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, a significant percentage of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could harm our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. For example, many of our clients initially deploy our solution to support only a portion of their contact center agents. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations if and when these clients increase the number of agent seats and the number of components of our solution over time.
We rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could subject us to, among other things, claims for credits or damages.
We rely on third-party telecommunication service providers to provide our clients and their customers with telecommunication services. These telephony services include the public switched telephone network (“PSTN”) telephone numbers, call termination and origination services, and local number portability for our clients. In addition, we depend on our internet bandwidth suppliers to provide uninterrupted and error-free service through their telecommunications networks. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide. If any of these service providers fail to provide reliable services, or terminate or increase the cost of the services that we and our clients depend on, we may be required to switch to another service provider. Delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our client relationships, business, financial condition and operating results.
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
We have a history of losses and we may be unable to achieve or sustain profitability, including positive adjusted EBITDA.
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $25.8 million, $37.8 million and $31.3 million in the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $154.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our historical or recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability, including positive adjusted EBITDA.
If the market for cloud contact center software solutions develops more slowly than we expect or declines, our business could be harmed.
The cloud contact center software market is not as mature as the market for legacy on-premise contact center systems, and it is uncertain whether cloud contact center solutions will achieve and sustain high levels of client demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of cloud contact center software solutions as a replacement for legacy on-premise systems. Many larger organizations have invested substantial technical, personnel and financial resources to integrate legacy on-premise contact center systems into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud contact center solutions such as ours. It is difficult to predict client adoption rates and demand for our solution, the future growth rate and size of the cloud contact center software market, or the entry of competitive products and services. The expansion of the cloud contact center software market depends on a number of factors, including the refresh rate for legacy on-premise systems, cost, performance and perceived value associated with cloud contact center software solutions, as well as the ability of providers of cloud contact center software solutions to address security, stability and privacy concerns. If we or other cloud contact center solution providers experience security incidents, loss of client data, disruptions in service or other problems, the market for cloud contact center software products, solutions and services as a whole, including our solution, may be harmed. If cloud contact center software solutions do not achieve widespread adoption, or there is a reduction in demand for such solutions caused by a lack of client acceptance, enhanced product offerings from on-premise providers, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be harmed.
Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our solution or changes in the components of our solution purchased by our clients could affect our gross margins and operating results.
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services and because our professional services offerings typically have negative margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts. Selling to smaller clients may involve smaller contract sizes, fewer upsell opportunities, a higher likelihood of contract terminations, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution, or the mix of solution components purchased by our clients, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
We depend on data centers operated by third parties and any disruption in the operation of these facilities could harm our business.
We host our solution at data centers located in Santa Clara, California; Atlanta, Georgia; Slough, England and Amsterdam, The Netherlands. Any failure or downtime in one of our data center facilities could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
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
Our data centers are also subject to increased power costs. We may not be able to pass on any increase in power costs to our clients, which could reduce our operating margins.
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
Security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and adversely affect our business.
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of information, leading to litigation, indemnity obligations and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause users to lose confidence in our solution. While we have security measures in place to protect client information and minimize the probability of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Moreover, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could have a material and adverse effect on our business, reputation or financial results.
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
In order to remain competitive, we must continue to develop new solution offerings and enhancements to our existing cloud contact center software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
Sales to clients outside the United States or with international operations and our international sales efforts and operations support expose us to risks inherent in international sales and operations.
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States.
Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where software development services are performed. We have also started to ramp sales, marketing and support personnel in the U.K. to maintain and support the data center and to provide service and support to clients in certain countries of the European Union. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

•	the need to establish and protect our brand in international markets;

•	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated costs and expenses;

•	difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;

•	different pricing environments, longer sales and accounts receivable payment cycles and collections issues;

•	weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;

•	increased risk of piracy, counterfeiting and other misappropriation of our intellectual property in our locations outside the U.S.;

•	new and different sources of competition;

•	general economic conditions in international markets;

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
We will need to continue to expand and optimize our sales infrastructure in order to grow our client base and business. We plan to continue to aggressively expand our sales force, both domestically and internationally.

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
We have a substantial amount of debt. As of December 31, 2015, we had $20.0 million outstanding under a loan and security agreement for a term loan, $15.0 million outstanding (comprised of $12.5 million under the revolving line of credit and $2.5 million outstanding under a term loan) under a loan and security agreement, $1.5 million outstanding under a promissory note with the USAC, and a $1.7 million FCC civil penalty payable to the U.S. Treasury. See Note 7 of the notes to consolidated financial statements.
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
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In general, worldwide economic conditions remain unstable. In addition to the United States, we plan to market and sell our solution in Europe, Asia and other international markets. If economic conditions in these areas and other key potential markets for our solution continue to remain uncertain or deteriorate further, clients may delay or reduce their contact center and overall information technology spending. If our clients experience economic hardship, this could reduce the demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.
We may acquire other companies or technologies or be the target of strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target.
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
In addition, we sometimes receive inquiries relating to potential strategic transactions, including from third parties who may seek to acquire us. We will continue to consider and discuss such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

If we are unable to maintain and further develop effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012 (the “JOBS Act”).
We are engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. In the future, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
U.S. generally accepted accounting principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
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
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could harm our profitability and financial condition.
As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses of $124.4 million and $85.2 million, respectively, which if not utilized will begin to expire in 2024 for federal purposes and began to expire in 2015 for state purposes. We also have research and development credits carryforwards for federal and state income taxes, which if not utilized will begin to expire in 2022. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An IRC Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change prior to 2014 that did not materially impact the availability of its net operating losses and tax credits and the disclosed amounts of such attributes have been reduced for the effect of the IRC Section 382 limitations. Subsequent or future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change” again, which would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our net operating loss carryforwards and harm our profitability.
Risks Related to Our Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2015, our intellectual property portfolio included nine registered and one pending U.S. trademarks, nine issued U.S. patents, five pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2015, we also had four issued patents, eleven pending patent applications and fourteen limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand in to international markets or require costly efforts to protect our technology.
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
We will likely continue to be subject to third-party intellectual property infringement claims.
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc. (“NobelBiz”) filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8,135,122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the prior patent and addresses the same technology. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. If NobelBiz is successful in its request for injunctive relief, we will have to stop providing the accused technology, enter into a license agreement with NobelBiz for the technology or modify our technology, any of which could harm our business. There can be no assurance that we (i) will prevail in either of these actions, (ii) can develop non-infringing technology that is accepted in the market if we are enjoined from using the accused technology or (iii) will be able to negotiate favorable licensing terms with either plaintiff. There can also be no assurance that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us. See “Part I, ITEM 3 - Legal Proceedings.”
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
The legal and contractual environment surrounding calling consumers and wireless phone numbers is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission (“FTC”) and the FCC, and various states have laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.

We have designed our solutions to comply with these laws. To the extent that our solution is viewed by clients or potential clients as less functional, or more difficult to deploy or use, because of our solution’s compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our clients who use our solutions to place calls also expressly require them to comply with all such laws and to indemnify us for any failure to do so. We take reasonable steps to confirm such compliance. Even with these efforts, it is possible that the FTC, FCC, private litigants or others may attempt to hold our clients, or us as a software provider, responsible for alleged violations of these laws. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our clients. Additionally, these laws, and any changes to them or the interpretation thereof, that further restrict calling consumers, including to wireless phone numbers, adverse publicity regarding the alleged or actual failure by companies, including our clients and competitors, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our solution by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows.
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
In the past, we had not collected or remitted taxes for our sales in Canada. During the second quarter of 2015, we reviewed the taxability of our sales in Canada and determined that we were obligated to collect from our Canadian clients and remit to the Canadian federal and certain provincial governments VAT and/or PST. We commenced collecting and remitting such taxes in January 2016.
We have accrued a contingent liability for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 11 of the notes to consolidated financial statements.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of December 31, 2015, we had a promissory note issued to USAC with an outstanding principal balance of $1.5 million for the undisputed portion and an accrued liability of $4.9 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the condensed consolidated balance sheet. See Note 11 of the notes to consolidated financial statements. Although we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in

August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 11 of the notes to consolidated financial statements.
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
Among the regulations to which we are subject, we must comply (in whole or in part) with:

•	the CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	contributions to the USF which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding CPNI, which prohibit us from using such information without client approval, subject to certain exceptions.
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
Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our clients to cover this obligation or absorb the costs, which would reduce our profit margins. Furthermore, the FCC has ruled that states can require us to contribute to state USF programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the solution we provide. Currently our USF contributions are borne by our clients which may result in our solution becoming less competitive as compared to those provided by our competitors.

Privacy concerns and domestic or foreign laws and regulations may reduce the demand for our solution, increase our costs and harm our business.
Our clients can use our solution to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding their customers and potential customers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the businesses of our clients may limit the use and adoption of our solution and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause consumers to resist providing the personal data necessary to allow our clients to use our solution effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solution in certain industries or countries.
Domestic and international legislative and regulatory initiatives may harm our clients’ ability to process, handle, store, use and transmit information, including demographic and personally identifiable information or other information treated as confidential, regarding their customers, which could reduce demand for our solution. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our clients. In addition, foreign data protection, privacy, and consumer protection laws and regulations are often more stringent than those in the United States. In particular, the European Union and its member states traditionally have imposed greater legal obligations on companies that collect and process personal data. In October 2015, the Court of Justice for the European Union invalidated the EU-US Safe Harbor program (“Safe Harbor”). The Safe Harbor provided participating U.S. companies with a legal basis to comply with EU data transfer regulations that would otherwise restrict the transfer of personal data by our customers from the European Union to us in the United States. Some of our clients relied on the Safe Harbor to transfer the personal data of their customers located in the EU to the United States. Other clients relied on legally recognized alternative mechanisms such as standard contractual clauses issued by the European Commission (commonly referred to as “model contracts”) or binding corporate resolutions to make such transfers. We relied on the use of standard contractual clauses issued by the European Commission before the invalidation of the Safe Harbor Program in October 2015, and we continue to do so currently. It is not clear whether EU and U.S. regulators will agree on a new safe harbor program. Moreover, any new safe harbor program could introduce new data transfer restrictions that could require substantial resources to implement and impact our clients’ businesses as well as our business. As a result, some of our clients must pursue other legally recognized alternatives to the Safe Harbor that allow for the transfer of personal data from the EU to the U.S. Such alternative solutions may be more costly, complex, and resource-intensive to implement than Safe Harbor. It is possible that these mechanisms may also be challenged in court or interpreted to include new requirements that could impact how either we or our clients transfer personal data out of the European Union. Any of these developments could harm our operations and financial results. Moreover, any non-compliance, or perceived non-compliance, with these obligations could result in investigations or enforcement actions by applicable regulators, lawsuits by private parties, changes to our business practices, increased cost of operations, or declines in client growth, or may otherwise harm our business.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2015, the sale price per share of our common stock ranged from a low of $3.48 to a high of $9.07. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the SaaS industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	sales of additional shares of common stock by us or our significant stockholders, or the public announcement of same;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

•
new entrants into the contact center market, including the transition by providers of legacy on-premise contact center systems to cloud solutions, as well as cable and incumbent telephone companies and other well-capitalized competitors;

•	new products or new sales by us or our competitors;

•	the perceived or real impact of events that harm our direct competitors;

•	developments with respect to patents or proprietary rights;

•	general market conditions;

•	distributions to limited partners, or block sales, by original venture capital investors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which could be unrelated to, or outside of, our control.
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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders and persons to whom our shares are distributed by our significant stockholders or the perception in the market that holders of a large number of shares intend to sell their shares.
As of February 16, 2016, the holders of up to approximately 21,835,805 shares of our outstanding common stock (including shares of common stock issuable upon exercise of our warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may     cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
The requirements of being a public company may strain our resources, divert management’s attention and harm our business and operating results.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We irrevocably elected not to avail ourselves of this extended transition period and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”
For as long as we continue to be an emerging growth company, we may take advantage of certain other exemptions from reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decline.
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
Our directors, executive officers and significant stockholders, who hold approximately 46% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of February 16, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 46% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Five9;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Five9.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We currently lease approximately 96,500 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2015 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	68,000	February, 2018
The Philippines	Technical support, training and other professional services	16,500	March, 2017
Russia	Software development	12,000	March, 2016 *

* We are in the process of renewing the lease for our office in Russia to extend the lease term.
The hosting of our equipment and software at co-located third-party facilities is significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; Slough, England; and Amsterdam, The Netherlands, which require monthly payments for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. These agreements expire at various dates through 2018.
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
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’)”. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. A further case management conference has been scheduled for March 7, 2016, at which point it is anticipated that the Court will set additional dates, including dates for hearing summary judgment motions and for trial.
The outcome of litigation and regulatory claims cannot be predicted with certainty, may be expensive and cause distraction to our management, even if we are ultimately successful, and could harm our future results of operations, cash flows and financial condition.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price
Our common stock commenced trading on The NASDAQ Global Market (“NASDAQ”) under the symbol “FIVN” on April 4, 2014. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ.

	High	Low
Year 2015
First quarter	$5.71	$3.64
Second quarter	6.18	4.90
Third quarter	5.66	3.60
Fourth quarter	9.07	3.48

Year 2014
Second quarter (from April 4, 2014)	$9.35	$5.12
Third quarter	7.98	5.65
Fourth quarter	6.34	3.97
Number of Common Stock Holders
On February 16, 2016, there were approximately 81 stockholders of record of our common stock who held an aggregate of 51,243,399 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our secured credit agreements prohibit us and our subsidiaries from, among other things, paying any dividends or making any other distribution or payment on account of our common stock.
Recent Sales of Unregistered Securities
From November 23, 2015 through November 30, 2015, we issued to an investor an aggregate of 151,905 shares of common stock upon the exercise of common stock warrants held by an investor to purchase 168,711 shares of common stock with an exercise price of $0.65 per share under the cashless exercise method in accordance with the terms of the warrants. These issuances did not involve a public offering and were undertaken in reliance upon Section 4(a)(2) of the Securities Act.
Use of Proceeds from Public Offerings of Common Stock
The Registration Statement on Form S-1 (File No. 333-194258) for our IPO of our common stock was declared effective by the SEC on April 3, 2014.
We received aggregate proceeds of $74.9 million from our IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deducting offering expenses of approximately $4.2 million, of which $0.8 million had been paid prior to 2014 and the remaining $3.4 million had been paid in the first two quarters of 2014.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus (dated April 3, 2014) filed with the SEC on April 4, 2014 pursuant to Rule 424(b)(4). We currently invest a portion of the IPO proceeds in registered money market funds and to date have used a portion of the proceeds for general corporate purposes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on April 4, 2014 and ends on December 31, 2015.  The graph assumes $100 was invested at the close of market on April 4, 2014 in the common stock of Five9, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Five9, Inc. under the Securities Act of 1933, as amended.
ITEM 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this report.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands, except per share data)
Revenue	$128,868	$103,102	$84,132	$63,822	$43,188
Cost of revenue	59,495	54,661	48,807	39,306	24,563
Gross profit	69,373	48,441	35,325	24,516	18,625
Operating expenses:
Research and development (1)(2)	22,659	22,110	17,529	13,217	8,739
Sales and marketing (1)(2)	42,042	37,445	28,065	16,808	10,207
General and administrative (1)(2)	25,822	24,416	18,053	11,546	6,990
Total operating expenses	90,523	83,971	63,647	41,571	25,936
Loss from operations	(21,150)	(35,530)	(28,322)	(17,055)	(7,311)
Other income (expense), net:
Interest and other	(4,627)	(3,916)	(1,051)	(543)	(442)
Change in fair value of convertible preferred and common stock warrant liabilities	—	1,745	(1,871)	(1,674)	(55)
Total other income (expense), net	(4,627)	(2,171)	(2,922)	(2,217)	(497)
Loss before income taxes	(25,777)	(37,701)	(31,244)	(19,272)	(7,808)
Provision for income taxes	61	85	70	62	64
Net loss	$(25,838)	$(37,786)	$(31,314)	$(19,334)	$(7,872)
Net loss per share:
Basic and diluted	$(0.52)	$(1.00)	$(7.82)	$(5.82)	$(2.99)
Shares used in computing net loss per share:
Basic and diluted	50,141	37,604	4,006	3,321	2,635

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenue	$5,950	$5,138	$3,709	$2,439	$1,423
Research and development	455	229	214	91	86
Sales and marketing	206	196	83	21	5
General and administrative	777	900	409	73	25
Total depreciation and amortization	$7,388	$6,463	$4,415	$2,624	$1,539
(2) Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenue	$866	$542	$194	$60	$17
Research and development	1,790	1,931	499	154	51
Sales and marketing	1,800	1,510	751	112	36
General and administrative	3,274	2,770	505	138	253
Total stock-based compensation	$7,730	$6,753	$1,949	$464	$357

	December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,484	$78,289	$17,748	$8,451	$8,959
Working capital	22,712	56,234	1,076	(2,047)	2,756
Total assets	99,233	116,934	56,278	26,607	18,439
Total debt and capital leases	46,617	47,696	30,332	8,194	4,243
Additional paid-in capital	180,649	170,286	34,089	19,471	18,880
Total stockholders’ equity (deficit)	26,280	41,753	(2,968)	(8,067)	(1,192)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating approximately three billion interactions between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our VCC cloud platform routes each customer interaction to an appropriate agent resource, and delivers relevant customer data to the agent in real-time to optimize the customer experience. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment and can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’

notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2015, 2014 and 2013, subscription and related usage fees accounted for 96%, 97% and 98% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $128.9 million for the year ended December 31, 2015, from $103.1 million and $84.1 million for the years ended December 31, 2014 and 2013, respectively. Revenue growth has primarily been driven by our larger clients. For each of the years ended December 31, 2015, 2014 and 2013, no single client accounted for more than 10% of our total revenue. As of December 31, 2015, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately 1,000 agent seats.
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
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in future periods. However, we expect these expenses to decrease as a percentage of revenue as we grow our revenue and gain economies of scale by increasing our client base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Key Operating and Financial Performance Metrics
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.
Annual Dollar-Based Retention Rate
We believe that our Annual Dollar-Based Retention Rate provides insight into our ability to retain and grow revenue from our clients, and is a measure of the long-term value of our client relationships. Our Annual Dollar-Based Retention Rate is calculated by dividing our Retained Net Invoicing by our Retention Base Net Invoicing on a monthly basis, which we then average using the rates for the trailing twelve months for the period being presented. We define Retention Base Net Invoicing as recurring net invoicing from all clients in the comparable prior year period, and we define Retained Net Invoicing as recurring net invoicing from that same group of clients in the current period. We define recurring net invoicing as subscription and related usage revenue excluding the impact of service credits, reserves and deferrals. Historically, the difference between recurring net invoicing and our subscription and related usage revenue has been within 10%.
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended December 31,
	2015	2014	2013
Annual Dollar-Based Retention Rate	96%	96%	100%
The decline in our Annual Dollar-Based Retention Rate from 2013 to 2014 was primarily due to a reduction in usage revenue during the period from one current client due to the competitive pricing environment on international calling, and our termination of one large client in 2013 based on financial difficulties experienced by this client and its failure to comply with the terms of its contract.

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
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(25,838)	$(37,786)	$(31,314)
Non-GAAP adjustments:
Depreciation and amortization (1)	7,388	6,463	4,415
Stock-based compensation (2)	7,730	6,753	1,949
Interest expense	4,727	4,161	1,080
Interest income and other	(100)	(245)	(29)
Provision for income taxes	61	85	70
Change in fair value of convertible preferred and common stock warrant liabilities	—	(1,745)	1,871
Reversal of contingent sales tax liability (3)	—	(2,766)	—
Accrued FCC charge (3)	—	2,000	—
Out of period adjustment for accrued federal fees (4)	—	235	—
Out of period adjustment for sales tax liability (5)	765	183	—
Adjusted EBITDA	$(5,267)	$(22,662)	$(21,958)

(1) See ITEM 6 of this Form 10-K for depreciation and amortization expenses included in our results of operations for the periods presented.
(2) See Note 8 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative expense. The $2.8 million represents a credit recorded in the second quarter of 2014 following a favorable ruling from a state's revenue authority. The $2.0 million represents an expense recorded in the third quarter of 2014 for an accrued liability for the then tentative FCC civil penalty. See Note 11 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K.
(4) Included in cost of revenue. The 2014 amount represents an immaterial out of period adjustment recorded in the fourth quarter of 2014 for 2008 through 2013.
(5) Included in general and administrative expense. The 2015 amount represent immaterial out of period adjustments recorded in the first two quarters of 2015 for 2011 through 2014. The 2014 amount represents an out of period adjustment recorded in the fourth quarter of 2014 for 2008 through 2013.

Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring revenue. This recurring revenue includes fixed subscription fees for the delivery and support of our VCC cloud platform, as well as related usage fees. The related usage fees are based on the volume of minutes for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts for our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice.
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
In addition, we generate professional services revenue from assisting clients in implementing our solution and optimizing use. These services include application configuration, system integration and education and training services. Professional services are primarily billed on a fixed-fee basis and are typically performed by us directly. In limited cases, our clients choose to perform these services themselves or engage their own third-party service providers to perform such services. Professional services are recognized as the services are performed using the proportional performance method, with performance measured based on labor hours, provided all other criteria for revenue recognition are met.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, and allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for employees in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We expense the costs of sales commissions associated with the acquisition or renewal of client contracts as incurred in the period the contract is acquired or the renewal occurs. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, although these expenses as a percentage of our revenue are expected to decrease over time.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases and, prior to our IPO,     was also impacted by the change in fair value of our convertible preferred and common stock warrant liabilities. We expect interest expense for our outstanding debt to decrease as we continue to reduce the outstanding principal balances. We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.
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

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Cost of revenue	46%	53%	58%
Gross profit	54%	47%	42%
Operating expenses:
Research and development	18%	21%	21%
Sales and marketing	32%	36%	33%
General and administrative	20%	24%	22%
Total operating expenses	70%	81%	76%
Loss from operations	(16)%	(34)%	(34)%
Other income (expense), net:
Interest expense	(4)%	(4)%	(1)%
Interest income and other	—%	—%	—%
Change in fair value of convertible preferred and common stock warrant liabilities	—%	1%	(2)%
Total other income (expense), net	(4)%	(3)%	(3)%
Loss before income taxes	(20)%	(37)%	(37)%
Provision for income taxes	—%	—%	—%
Net loss	(20)%	(37)%	(37)%
Comparison of the Years Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands, except percentages)
Revenue	$128,868	$103,102	$25,766	25%
The increase in revenue for 2015 compared to 2014 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For the years ended December 31, 2015 and 2014, the majority of our revenues were from our larger clients. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$59,495	$54,661	$4,834	9%
% of Revenue	46%	53%
The increase in cost of revenue for 2015 compared to 2014 was primarily due to a $4.0 million increase in cash-based personnel costs driven by increased headcount, a $1.4 million increase in third party hosted software costs due to increased client activities, a $1.1 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, a $0.9 million increase in facility-related costs, and a $0.8 million increase in depreciation expenses due to additional investments in equipment to support current and expected future client growth. These increases were offset in part by a $3.6 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$69,373	$48,441	$20,932	43%
% of Revenue	54%	47%
The increases in gross profit and gross margin for 2015 compared to 2014 was primarily due to improved usage efficiencies and continued benefit from economies of scale, as our revenue increased.
Operating Expenses
Research and Development

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands, except percentages)
Research and development	$22,659	$22,110	$549	2%
% of Revenue	18%	21%
The increase in research and development expenses for 2015 compared to 2014 was primarily due to a $0.5 million increase in cash-based personnel-related costs driven primarily by increased headcount.
Sales and Marketing

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$42,042	$37,445	$4,597	12%
% of Revenue	32%	36%
The increase in sales and marketing expenses for 2015 compared to 2014 was primarily due to a $1.9 million increase in cash-based personnel costs, a $0.9 million increase in commissions paid to sales personnel due to our higher revenue, a $0.5 million increase in discretionary and other marketing-related expenses, and a $0.4 million increase in stock-based compensation. These increases as well as the remainder of the increase were primarily due to increased headcount, the growth in sales of our solution and increased marketing activities, which supported our growth strategy to acquire new clients and increase the number of agent seats within our existing client base and establish brand awareness. The increase in stock-based compensation was also due to an increase in the fair value of employee equity awards.
General and Administrative

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$25,822	$24,416	$1,406	6%
% of Revenue	20%	24%
The increase in general and administrative expenses for 2015 compared to 2014 was primarily due to a $2.6 million increase in contingent state and local taxes and surcharges (see below), a $0.5 million increase in outside professional services fees primarily due to increased consulting expenses as we prepare for Section 404 compliance and higher auditors fees, and a $0.5 million increase in stock-based compensation expense primarily due to an increase in the fair value of employee equity awards, partially offset by a $2.3 million decrease in federal fees (see below).
The $2.6 million increase in contingent state and local taxes and surcharges for 2015 compared to 2014 was primarily due to a one-time $2.8 million credit recorded in the second quarter of 2014 to release a contingent state tax liability that was accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for a specific state following a favorable ruling from that state's revenue authority, a $0.6 million immaterial out of period adjustment recorded in the first quarter of 2015 for additional sales taxes for certain revenue earned during the period 2011 through 2014, partially offset by a $0.8 million decrease in state sales taxes primarily for our usage-based fees as we commenced collecting state and local taxes and surcharges from our clients for applicable states in June 2014.
The $2.3 million decrease in federal fees for 2015 compared to 2014 resulted from a $2.0 million one-time charge recorded in the third quarter of 2014 for a then tentative FCC civil penalty and a $0.3 million credit recorded in the second quarter of 2015 to discount the final FCC civil penalty of $2.0 million to its present value (see Note 7 and Note 11 of the notes to our consolidated financial statements).
Other Income (Expense), Net

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(4,727)	$(4,161)	$(566)	14%
Interest income and other	100	245	(145)	(59)%
Change in fair value of convertible preferred and common stock warrant liabilities	—	1,745	(1,745)	(100)%
Total other income (expense), net	$(4,627)	$(2,171)	$(2,456)	113%
% of Revenue	(4)%	(3)%
The increase in interest expense for 2015 compared to 2014 was primarily a result of a higher average balance of capital leases to finance our equipment purchases.
Comparison of the Years Ended December 31, 2014 and 2013
Revenue

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Revenue	$103,102	$84,132	$18,970	23%
The increase in revenue for 2014 compared to 2013 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For the years ended December 31, 2014 and 2013, the majority of our revenues were from our larger clients. Our average pricing remained relatively consistent between these periods.
Cost of Revenue

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$54,661	$48,807	$5,854	12%
% of Revenue	53%	58%
The increase in cost of revenue for 2014 compared to 2013 was primarily due to a $2.2 million increase in personnel costs driven by increased headcount, a $1.2 million increase in USF contribution and other federal telecommunication service fees primarily due to increased sales and a $0.4 million charge recorded in the fourth quarter of 2014 for additional USF contribution for the period 2008 through the third quarter of 2014, a $1.2 million increase in depreciation expenses for servers and equipment due to additional investments in technical infrastructure to support current and expected future client growth, a $1.1 million increase in facility-related costs due to expanded office space and increased headcount, a $0.5 million increase in business travel and related expenses, and a $0.4 million increase in data center and telecommunication carrier costs due to increased investments in our data centers and network facilities including the build out of our U.K. data center in 2014. These increases were offset in part by a $1.1 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$48,441	$35,325	$13,116	37%
% of Revenue	47%	42%
The increase in gross margin for 2014 compared to 2013 was primarily due to improved usage efficiencies and continued benefits from economies of scale.
Operating Expenses
Research and Development

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Research and development	$22,110	$17,529	$4,581	26%
% of Revenue	21%	21%
The increase in research and development expenses for 2014 compared to 2013 was primarily due to a $3.3 million increase in personnel-related costs and a $1.4 million increase in stock-based compensation expense, which were primarily driven by an increase in average costs per employee as we had more senior level employees during 2014 as compared with 2013 as part of our investment in future growth.
Sales and Marketing

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$37,445	$28,065	$9,380	33%
% of Revenue	36%	33%
The increase in sales and marketing expenses for 2014 compared to 2013 was primarily due to a $3.7 million increase in personnel costs resulting from headcount additions, a $1.6 million increase in commissions paid to sales personnel driven by the growth in sales of our solution, a $1.5 million increase in marketing-related expenses, a $0.9 million increase in business travel and related expenses, a $0.8 million increase in facility and office-related costs due to expanded office space to support increased headcount, and a $0.8 million increase in stock-based compensation expense due to increased equity awards. The increases in headcount and other expense categories described above supported our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness. We increased marketing efforts to raise brand awareness and lead generation efforts, which led to increased marketing, travel and related expenses.
Sales and marketing expenses increased as a percentage of revenue primarily as a result of expenses incurred in increasing our field sales personnel and in expanding our marketing organization.

General and Administrative

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$24,416	$18,053	$6,363	35%
% of Revenue	24%	22%
The increase in general and administrative expenses for 2014 compared to 2013 was primarily due to a $4.5 million increase in personnel costs and a $2.3 million increase in stock-based compensation expense due to headcount additions as we became a public company, a $2.0 million charge for probable settlement with the FCC Enforcement Bureau (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K), a $0.6 million increase in subscription fees to third-party SaaS providers due primarily to upgrading subscriptions to existing software and adding subscriptions to new software to support our growth, and a $0.5 million increase in depreciation expense primarily for computer equipment and software due to additional headcount and investments in infrastructure in preparation for future growth. These increases were offset in part by a $3.6 million decrease in contingent state sales taxes on usage-based fees, which was primarily the net effect of a $3.5 million decrease in such fees accrued for a specific state, including a $2.8 million credit we recorded in the second quarter of 2014, as a result of a favorable ruling from that state's revenue authority, which concluded that our services provided to customers in that state are not subject to its local taxes (see Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K), a $0.5 million decrease in such fees accrued for the other states as we commenced collecting state and local taxes and surcharges from our clients for applicable states in June 2014, and a $0.3 million state taxes and surcharges that was identified and recorded in the fourth quarter of 2014 for certain revenue earned during the period from 2008 through the third quarter of 2014.
General and administrative expenses as a percentage of revenue increased to 24% for 2014 from 22% for 2013 primarily as a result of increased headcount to support our growth and operate as a public company.
Other Income (Expense), Net

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(4,161)	$(1,080)	$(3,081)	285%
Interest income and other	245	29	216	745%
Change in fair value of convertible preferred and common stock warrant liabilities	1,745	(1,871)	3,616	(193)%
Total other income (expense), net	$(2,171)	$(2,922)	$751	(26)%
% of Revenue	(3)%	(3)%
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

Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of December 31, 2015, we had cash and cash equivalents totaling $58.5 million.
We maintain a revolving line of credit of $20.0 million (“Revolving Credit Facility”) under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014 (“2013 Loan and Security Agreement”). The Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50% and matures on December 1, 2016 (see Note 7 of the notes to consolidated financial statements included in ITEM 8 of this Form 10-K). As of December 31, 2015, we had borrowed $12.5 million under the Revolving Credit Facility and the amount available for additional borrowings was $7.5 million. The 2013 Loan and Security Agreement contains certain covenants, including the requirement that we maintain $7.5 million of cash deposited with the lender for the term of the agreement and includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default. As of December 31, 2015, we were in compliance with these covenants. We intend to renew or obtain a similar revolving credit facility before the current one expires.
As of December 31, 2015, we also had a term loan facility of $30.0 million with a syndicate of two lenders, which was entered into in February 2014 and last amended in February 2015 (the “2014 Loan and Security Agreement”) (see Note 7 of the notes to consolidated financial statements included in ITEM 8 of this Form 10-K). At closing in February 2014, we borrowed $20.0 million under the term loan facility, with the remaining $10.0 million available to be borrowed until February 20, 2016, which has now expired. The $20.0 million term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable monthly during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of December 31, 2015, we were in compliance with these covenants.
In addition, as of December 31, 2015, we had $1.5 million outstanding under a promissory note with the USAC and a $1.7 million FCC civil penalty payable to the U.S. Treasury (see Note 7 of the notes to consolidated financial statements included in ITEM 8 of this Form 10-K). The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013.
We believe our existing cash and cash equivalents and the amount available for borrowing under our revolving line of credit will be sufficient to meet our working capital and capital expenditure needs at least through December 31, 2016. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(12,939)	$(24,279)	$(20,959)
Net cash provided by (used in) investing activities	19,690	(21,042)	(1,021)
Net cash provided by (used in) financing activities	(6,556)	85,862	33,767
Net increase in cash and cash equivalents	$195	$40,541	$11,787
Cash Flows from Operating Activities
Cash used in operating activities is primarily influenced by our personnel-related expenditures, datacenters and telecommunications carriers costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of client payments. If we continue to improve our financial results, we expect net uses of cash in operations to decrease. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the years ended December 31, 2015, 2014 and 2013, our days-sales-outstanding were 24, 24 and 25 days, respectively.
During the year ended December 31, 2015, net cash used in operating activities decreased by $11.3 million compared to 2014 primarily due to a $15.8 million decrease in net loss after adjusting for non-cash expenses, offset in part by a $4.5 million increase in net cash outflows resulting from changes in operating assets and liabilities.
During the year ended December 31, 2015, cash outflows from changes in operating assets and liabilities primarily included a $2.4 million increase in accounts receivable due to increased sales and $1.6 million decrease in accounts payable related to timing of liabilities and payments. Cash inflows from changes in operating assets and liabilities was primarily due to a $1.0 million increase in deferred revenue due to increased billings, a $0.4 million increase in accrued federal fees and sales tax liabilities, and a $0.4 million increase in accrued and other liabilities primarily for employee paid-time-off, sales commissions and bonuses, driven by our improved sales and financial performance, as well as an increase in employee headcount.
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
Cash Flows from Investing Activities
During the year ended December 31, 2015, cash provided by investing activities of $19.7 million was primarily due to $40.0 million of proceeds from the maturity of short-term investments and a $0.8 million decrease in restricted cash due to the release of two letters of credit related to our office lease obligation and an insurance policy, offset in part by the purchase of short-term investments of $20.0 million and purchase of property and equipment of $1.1 million.
During the year ended December 31, 2014, cash used in investing activities of $21.0 million was primarily for purchase of short-term investments of $50.0 million and purchase of property and equipment of $1.0 million, offset by $30.0 million in proceeds from the sale of short-term investments.
During the year ended December 31, 2013, cash used in investing activities was $1.0 million, due to $2.8 million of cash used in the acquisition of Face It, Corp. and in the purchase of property and equipment of $0.6 million, partially offset by the proceeds from the sale of certificates of deposit of $2.5 million.
Cash Flows from Financing Activities
During the year ended December 31, 2015, cash used in financing activities of $6.6 million was attributable to $9.2 million in repayments on our capital lease and notes payable obligations, offset in part by proceeds of $1.4 million from the sale of common stock under our employee stock purchase plan and cash received from stock option and warrant exercises of $1.3 million.
During the year ended December 31, 2014, cash provided by financing activities of $85.9 million was attributable to proceeds of $71.5 million from the IPO net of $3.4 million of payments for offering costs, net proceeds of $19.5 million from our 2014 Loan and Security Agreement, cash received from stock option and warrants exercises of $1.2 million, and proceeds of $0.7 million from the sale of common stock under our employee stock purchase plan. These cash inflows were partially offset by $7.0 million in repayments on our capital lease and notes payable obligations.
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
We believe that of our significant accounting policies, which are described in the notes to consolidated financial statements under ITEM 8 of this Form 10-K, the following accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe these accounting policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
Our revenue consists of subscription services and related usage as well as professional services. We charge clients monthly subscription fees for access to our VCC solution. Monthly subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound customer interactions. We also offer bundled plans, generally for smaller deployments whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of our software.
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
Professional services are primarily billed on a fixed-fee basis and are performed by us directly or, alternatively, clients may also choose to perform these services themselves or engage their own third-party service providers.
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
BESP.    Since we are unable to establish a selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, pricing policies, market conditions, and competitive landscape. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.
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

At the time of each revenue transaction, we assess whether fees under the arrangement are fixed or determinable and whether collection is reasonably assured. For arrangements where the fee is not fixed or determinable, we recognize revenue as these amounts become due and payable. We assess collection based on a number of factors, including past transaction history and the creditworthiness of the client. If we determine that collection of fees is not reasonably assured, we defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. We maintain a revenue reserve for potential credits to be issued in accordance with service level agreements or for other revenue adjustments.
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
The fair value of each stock option award or each purchase right under our employee stock purchase plan (“ESPP”) is estimated on the grant date using the Black-Scholes option-pricing model that requires the input of the following assumptions:

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

•
Volatility - The volatility is based upon the historical volatility of a peer group of publicly traded companies that are similar to us in industry, size, stage of life cycle, and financial leverage. For each period, a similar peer group of publicly traded companies was used to determine expected volatility and to determine the fair value of our common stock. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. Starting in November 2014, we began estimating the expected volatility assumption for purchase rights under the ESPP based on the historical volatility of our common stock, as our common stock had then been publicly traded for more than six months (i.e. the expected term of the purchase rights under the ESPP);

•	Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the time of grant with a term that approximates the expected term of the grant; and

•	Dividend yield - Assumption is based on our history of not paying dividends and no current expectations of future dividend payouts.
In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for the equity awards that are ultimately expected to vest. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.
These assumptions represent management’s best estimates that involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.
Goodwill and Intangible Assets
We perform testing for impairment of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) our market capitalization, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis is performed, involving a comparison between the estimated fair values of our reporting unit with the respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. As of December 31, 2015 and 2014, there was no impairment to the carrying value of the Company's goodwill.
Our intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. The Company has concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2015 and 2014.
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
Income Taxes
We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2015 and 2014, we provided a full valuation allowance against our net deferred tax assets.
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

As of December 31, 2015, we had net operating loss carryforwards of approximately $124.4 million for federal income taxes and $85.2 million for state income taxes. If not utilized, these carryforwards will begin to expire in 2024 for federal purposes and began to expire in 2015 for state purposes. As of December 31, 2015, we had research credit carryforwards of $2.2 million and $1.8 million for federal and state income taxes, respectively. If not utilized, these federal research carryforwards will begin to expire in 2022. The state tax credit can be carried forward indefinitely.
The IRC Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we have a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.
Recently Adopted Accounting Pronouncement
In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement for companies to present deferred tax assets and liabilities as current and noncurrent on the balance sheet and, instead, requires companies to classify all deferred tax assets and liabilities as noncurrent. As permitted by ASU 2015-17, we early-adopted this new guidance at the beginning of the fourth quarter of 2015 and applied it prospectively. No prior periods were retrospectively adjusted.
Recent Accounting Pronouncements Not Yet Effective
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments under existing guidance. This guidance is effective for us beginning in the first quarter of 2018. Early adoption is permitted for only certain provisions of this ASU. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for a customer’s accounting for service contracts. A company can elect to adopt the ASU either prospectively or retrospectively. We adopted this guidance prospectively beginning in the first quarter of 2016 and it did not have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance retrospectively beginning in the first quarter of 2016 and it did not have a material effect on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU No. 2014-09 is originally effective for our annual and interim reporting periods beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year while providing an option to early adopt the standard on the original effective date. Accordingly, the new revenue standard is effective for our annual and interim reporting periods beginning January 1, 2018. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.
Off Balance Sheet Arrangements
As of December 31, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Commitments
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services.
The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable (1)	$25,626	$7,673	$9,620	$8,333	$—
Revolving line of credit (2)	12,500	12,500	—	—	—
Capital lease obligations (3)	11,184	6,079	5,068	37	—
Operating lease obligations (4)	4,327	2,144	2,183	—	—
Hosting services (5)	2,415	1,573	842	—	—
Telecommunication usage (6)	1,805	765	1,040	—	—
Equipment maintenance (7)	509	332	177	—	—
Total	$58,366	$31,066	$18,930	$8,370	$—

(1) Represents the outstanding principal balance under two term loans, a promissory note with USAC and a civil penalty payable to the U.S. Treasury. Interest on these obligations is described in Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
(2) Represents outstanding principal balance under our revolving credit facility with a lender. Interest on this obligation is described in Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
(3) Represents financing of computer and networking equipment and software purchases for our co-location data centers.
(4) Represent our obligations to make payments under the lease agreements for our office facilities and office equipment leases.
(5) Represent rental agreements for co-location facilities.
(6) Represents guaranteed minimum payments for telecommunication services.
(7) Represents our payment obligations under maintenance services contracts for certain data center equipment.
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
Contingencies — Legal and Regulatory
We are subject to certain legal and regulatory proceedings, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. See ITEM 3. Legal Proceedings and Note 11 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for details.
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Sensitivity
As of December 31, 2015, we had cash and cash equivalents of $58.5 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of December 31, 2015, we had a total of $35.0 million outstanding borrowings under our variable interest rate debt or financing agreements. See Note 7 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a detailed discussion of our indebtedness. For the year ended December 31, 2015, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.3 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars, and therefore our net revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar could make our solution more expensive in foreign countries and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located except for Russia where compensation of our employees there is primarily denominated in the U.S.

dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.6 million on our operating results.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Five9, Inc.:
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five9, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 3, 2016

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$58,484	$58,289
Short-term investments	—	20,000
Accounts receivable, net	10,567	8,335
Prepaid expenses and other current assets	2,184	1,960
Total current assets	71,235	88,584
Property and equipment, net	13,225	12,571
Intangible assets, net	2,041	2,553
Goodwill	11,798	11,798
Other assets	934	1,428
Total assets	$99,233	$116,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,569	$4,179
Accrued and other current liabilities	7,911	7,318
Accrued federal fees	5,684	7,215
Sales tax liability	1,262	297
Revolving line of credit	12,500	—
Notes payable	7,212	3,146
Capital leases	4,972	4,849
Deferred revenue	6,413	5,346
Total current liabilities	48,523	32,350
Revolving line of credit — less current portion	—	12,500
Sales tax liability — less current portion	1,915	2,582
Notes payable — less current portion	17,327	22,778
Capital leases — less current portion	4,606	4,423
Other long-term liabilities	582	548
Total liabilities	72,953	75,181
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 51,165 shares and 49,322 shares issued and outstanding as of December 31, 2015 and 2014, respectively	51	49
Additional paid-in capital	180,649	170,286
Accumulated deficit	(154,420)	(128,582)
Total stockholders’ equity	26,280	41,753
Total liabilities and stockholders’ equity	$99,233	$116,934
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$128,868	$103,102	$84,132
Cost of revenue	59,495	54,661	48,807
Gross profit	69,373	48,441	35,325
Operating expenses:
Research and development	22,659	22,110	17,529
Sales and marketing	42,042	37,445	28,065
General and administrative	25,822	24,416	18,053
Total operating expenses	90,523	83,971	63,647
Loss from operations	(21,150)	(35,530)	(28,322)
Other income (expense), net:
Interest expense	(4,727)	(4,161)	(1,080)
Interest income and other	100	245	29
Change in fair value of convertible preferred and common stock warrant liabilities	—	1,745	(1,871)
Total other income (expense), net	(4,627)	(2,171)	(2,922)
Loss before income taxes	(25,777)	(37,701)	(31,244)
Provision for income taxes	61	85	70
Net loss	$(25,838)	$(37,786)	$(31,314)
Net loss per share:
Basic and diluted	$(0.52)	$(1.00)	$(7.82)
Shares used in computing net loss per share:
Basic and diluted	50,141	37,604	4,006
Comprehensive Loss:
Net loss	$(25,838)	$(37,786)	$(31,314)
Other comprehensive income:
Change in unrealized gain/loss on short-term investments, net of tax	—	—	—
Comprehensive loss	$(25,838)	$(37,786)	$(31,314)
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	106,947	$31,940	3,504	$4	$19,471	$(59,482)	$(8,067)
Issuance of Series D-2 convertible preferred stock (net of issuance costs of $200)	15,269	21,794	—	—	—	—	21,794
Issuance of common stock and stock options to acquire Face It, Corp.	—	—	1,423	1	12,067	—	12,068
Issuance of common stock upon exercise of stock options	—	—	448	—	602	—	602
Issuance of restricted common stock	—	—	119	—	—	—	—
Stock-based compensation	—	—	—	—	1,949	—	1,949
Net loss	—	—	—	—	—	(31,314)	(31,314)
Balance as of December 31, 2013	122,216	53,734	5,494	5	34,089	(90,796)	(2,968)
Issuance of Series A-2 convertible preferred stock upon exercise of warrants	166	509	—	—	—	—	509
Conversion of preferred stock to common stock upon IPO	(122,382)	(54,243)	30,595	31	54,212	—	—
Reclass of warrant liabilities to APIC upon IPO	—	—	—	—	2,647	—	2,647
Initial public offering (net of issuance costs of $4,239)	—	—	11,500	11	70,615	—	70,626
Issuance of common stock upon exercise of stock options and warrants	—	—	1,556	2	1,110	—	1,112
Issuance of common stock upon vesting of restricted stock units	—	—	15	—	—	—	—
Issuance of common stock under ESPP	—	—	156	—	660	—	660
Issuance of unregistered common stock	—	—	6	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	200	—	200
Stock-based compensation	—	—	—	—	6,753	—	6,753
Net loss	—	—	—	—	—	(37,786)	(37,786)
Balance as of December 31, 2014	—	—	49,322	49	170,286	(128,582)	41,753
Issuance of common stock upon exercise of stock options and warrants	—	—	992	1	1,265	—	1,266
Issuance of common stock upon vesting of restricted stock units	—	—	566	1	(1)	—	—
Issuance of common stock under ESPP	—	—	306	—	1,369	—	1,369
Forfeiture of unvested restricted common stock	—	—	(21)	—	—	—	—
Stock-based compensation	—	—	—	—	7,730	—	7,730
Net loss	—	—	—	—	—	(25,838)	(25,838)
Balance as of December 31, 2015	—	$—	51,165	$51	$180,649	$(154,420)	$26,280
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(25,838)	$(37,786)	$(31,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,388	6,463	4,415
Provision for doubtful accounts	171	76	89
Stock-based compensation	7,730	6,753	1,949
Loss (gain) on disposal of property and equipment	10	1	(5)
Non-cash interest expense	350	293	6
Changes in fair value of convertible preferred and common stock warrant liabilities	—	(1,745)	1,871
Others	36	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,410)	(1,390)	(1,574)
Prepaid expenses and other current assets	(224)	(216)	(322)
Other assets	(312)	(128)	(136)
Accounts payable	(1,610)	300	196
Accrued and other current liabilities	426	1,863	1,429
Accrued federal fees and sales tax liability	441	440	2,325
Deferred revenue	1,038	1,012	106
Other liabilities	(135)	(208)	6
Net cash used in operating activities	(12,939)	(24,279)	(20,959)
Cash flows from investing activities:
Purchases of property and equipment	(1,116)	(1,025)	(554)
Cash paid to acquire Face It, Corp., net of cash acquired of $128	—	—	(2,836)
Decrease (increase) in restricted cash	806	(25)	(121)
Purchase of short-term investments	(20,000)	(49,992)	—
Proceeds from maturity of short-term investments	40,000	30,000	2,490
Net cash provided by (used in) investing activities	19,690	(21,042)	(1,021)
Cash flows from financing activities:
Net proceeds from IPO, net of payments for offering costs	—	71,459	—
Payments for deferred offering costs	—	—	(821)
Net proceeds from issuance of convertible preferred stock	—	—	21,794
Proceeds from exercise of common stock options and warrants	1,266	1,212	702
Proceeds from sale of common stock under ESPP	1,369	660	—
Proceeds from notes payable	—	19,536	5,000
Repayments of notes payable	(3,447)	(1,556)	(810)
Payments of capital leases	(5,744)	(5,449)	(4,598)
Proceeds from revolving line of credit	—	—	18,500
Repayments on revolving line of credit	—	—	(6,000)
Net cash provided by (used in) financing activities	(6,556)	85,862	33,767
Net increase in cash and cash equivalents	195	40,541	11,787
Cash and cash equivalents:
Beginning of period	58,289	17,748	5,961
End of period	$58,484	$58,289	$17,748
Supplemental disclosures of cash flow data:
Cash paid for interest	$4,340	$3,869	$1,088
Cash paid for income taxes	186	46	132
Non-cash investing and financing activities:
Equipment obtained under capital lease	$6,284	$5,886	$4,747
Equipment purchased and unpaid at period-end	151	11	10
Deferred IPO costs incurred but unpaid at period-end	—	—	1,346
Reclass of deferred IPO costs to additional paid-in capital	—	2,179	—
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	—	509	—
Vesting of early exercised stock options	—	200	—
Reclass of warrants liabilities to additional paid-in capital upon IPO	—	2,647	—
Conversion of convertible preferred stock to common stock upon IPO	—	54,243	—
Conversion of accrued federal fees to note payable, net	1,675	—	4,075
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud software for contact centers. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe and Asia, which primarily provide research, development and client support services.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation. As the Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), it can delay the adoption of new accounting standards until those standards would otherwise apply to privately-held companies. However, the Company has elected to comply with all new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth publicly-held companies. Under the JOBS Act, such election is irrevocable.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate as of the balance sheet date, and all non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Revenues and expenses are converted using average rates in effect on a monthly basis. Exchange gains and losses resulting from foreign currency transactions were not significant in any period and are reported in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss.
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
Short-Term Investments
The Company considers all investments in marketable securities with original maturities at the date of purchase of more than three months to be short-term investments. Short-term investments are classified as available-for-sale at the time of purchase and the Company reevaluates such classification at each balance sheet date. Unrealized gains and losses for short-term investments are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Any unrealized losses that are considered to be other-than-temporary impairments are recorded in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss. Realized gains (losses) on the sale of short-term investments are determined using the specific-identification method and recorded in “Other income, net” in the consolidated statements of operations and comprehensive loss. Interest and dividends are included in interest income when earned.
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at one large reputable financial institution. Total cash and cash equivalents in excess of insured limits were $58.0 million as of December 31, 2015 and 2014. The Company has not experienced any losses in such accounts.
As of December 31, 2015 and 2014, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2015, 2014 and 2013, no single client represented more than 10% of revenue.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$65	$42	$54
Add: bad debt expense	171	76	89
Less: write-offs, net of recoveries	(221)	(53)	(101)
Balance, end of period	$15	$65	$42
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
Goodwill and Intangible Assets
The Company records goodwill when the consideration paid in a business combination exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but instead is required to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.
The Company performs testing for impairment of goodwill in its fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company's single reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis will be performed, involving a comparison between the estimated fair values of the Company’s reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
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
Revenue Recognition
The Company’s revenue consists of subscription services and related usage as well as professional services. The Company charges clients monthly subscription fees for access to the Company’s VCC solution. The monthly subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. A small percentage of the Company's clients subscribe to its platform but purchase telephony usage directly from a wholesale telecommunications service provider. The Company does not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. The Company also offers bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of the Company’s software.
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
Professional services are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, clients may also choose to perform these services themselves or engage their own third-party service providers.
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
BESP. Since the Company is unable to establish a selling price using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for deliverables by considering multiple factors including prices it charges for similar offerings, pricing policies, market conditions and the competitive landscape. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.
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
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Company records USF contributions and other regulatory costs on a gross basis in its consolidated statements of operations and comprehensive loss and records surcharges and sales, use and excise taxes billed to its clients on a net basis. The cost of gross USF contributions payable to the USAC and suppliers is presented as a cost of revenue in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015, 2014 and 2013, total USF contributions and other regulatory costs included in cost of revenue were $6.2 million, $4.4 million and $3.9 million, respectively. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to the Company’s clients are presented in general and administrative expense in the consolidated statements of operations and comprehensive loss.
Deferred Revenue
Deferred revenue consists of billings or payments received from clients for subscription service, usage and professional services in advance of revenue recognition and are recognized as the revenue recognition criteria are met. The Company generally invoices its clients monthly in advance for subscription services. Accordingly, the deferred revenue balance does not represent the total contract value of sales arrangements. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Cost of Revenue
Cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that the Company pays to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, and allocated office and facility costs and amortization of acquired technology. Personnel costs include those associated with support of the Company’s solution, clients and data center operations, as well as with providing professional services. Data center costs include costs to build out and setup, as well as co-location fees for the right to place the Company’s servers in data centers owned by third parties.
Research and Development
Research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. Research and development costs are expensed as incurred except for internal use software development costs that qualify for capitalization. The Company reviews development costs incurred for internal-use software in the application development stage and assesses costs for capitalization. As of December 31, 2015 and 2014, the amount of capitalized internal-use software development costs was immaterial.
Advertising Costs
We primarily advertise our services through the web and in conjunction with partners. Advertising costs are expensed as incurred and were $9.2 million, $8.7 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees we paid to third parties. Sales commissions associated with the acquisition or renewal of a client contract are recognized as sales and marketing expense as incurred. Commission expense was $7.2 million, $6.4 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured as the grant date fair value of the award. The Company estimates the fair value of stock options and purchase rights under the Company's 2014 employee stock purchase plan (“ESPP”) using the Black-Scholes option-pricing model. The fair value of restricted stock awards is equal to the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures using the straight-line method over the service period, which is generally the vesting period.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2015 and 2014, the Company recorded a full valuation allowance against the net deferred tax assets because of its history of operating losses in the United States. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants, vesting of restricted stock and purchases under the ESPP. In periods of net loss, all potentially issuable common shares are excluded from the diluted net loss per share computation because they are anti-dilutive. Therefore, basic and diluted net loss per share are the same for all years presented in the consolidated statements of operations and comprehensive loss.
The Company applied the two-class method to calculate basic and diluted net loss per share of common stock in periods in which shares of convertible preferred stock were outstanding, as shares of convertible preferred stock are participating securities due to their dividend rights. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. The Company’s participating securities are not included in the computation of net loss per share in periods of net loss because the preferred shareholders have no contractual obligation to participate in losses.
Indemnification
Certain of the Company’s agreements with clients include provisions for indemnification against liabilities if its services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2015 or 2014.
Segment Information
The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Recently Adopted Accounting Pronouncement
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement for companies to present deferred tax assets and liabilities as current and noncurrent on the balance sheet and, instead, requires companies to classify all deferred tax assets and liabilities as noncurrent. As permitted by ASU 2015-17, the Company early-adopted this new guidance at the beginning of the fourth quarter of 2015 and applied it prospectively. No prior periods were retrospectively adjusted.
Recent Accounting Pronouncement Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU No. 2014-09 is originally effective for the Company's annual and interim reporting periods beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year while providing an option to early adopt the standard on the original effective date. Accordingly, the new revenue standard is effective for the Company's annual and interim reporting periods beginning January 1, 2018. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.
2. Acquisition of Face It, Corp.
On October 18, 2013 (the “Acquisition Date”), the Company completed its acquisition of Face It, Corp., which the Company refers to as SoCoCare, a social engagement and mobile client care solution provider, pursuant to an Agreement and Plan of Merger (the “Agreement”). In accordance with the terms and subject to the conditions set forth in the Agreement, the Company acquired all of the outstanding equity securities of Face It, Corp. The acquisition was accounted for as a business combination in accordance with the FASB Accounting Standards Codifications (“ASC”) Topic 805, “Business Combinations”. The Company has integrated SoCoCare and its technology to add social engagement and mobile client care applications to its solution.
The Company acquired SoCoCare for a total purchase price of $15.0 million. The purchase price consisted of $3.0 million of cash, approximately 1,423,000 shares of common stock valued at $12.1 million, and 22,000 stock options with a total fair value of $0.1 million, of which $4 thousand was allocated to the purchase price and $0.1 million was allocated to post-combination stock-based compensation.
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
Upon the acquisition, the Company hired or contracted certain of SoCoCare’s employees, including its three founders (the “Founders”). In connection with the employment and service agreements, the Company issued 118,577 unvested shares of restricted common stock to the Founders that were contingent upon continuing employment or services and therefore excluded from the purchase price of the acquisition (Note 8).
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
The assets, liabilities and operating results of SoCoCare have been reflected in the consolidated financial statements from the Acquisition Date and approximately $42 thousand of revenue and $0.8 million of expenses related to the operations of SoCoCare have been included in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2013. The Company expensed $0.6 million of acquisition-related costs as general and administrative expenses in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2013. For 2015 and 2014, it is impracticable to determine the results of operations or the revenue from the SoCoCare acquisition as the acquired business was integrated into the Company's operations in 2014 and is not separately identifiable.
The following pro forma condensed financial information presents the results of operations of the Company and SoCoCare as if the acquisition had occurred on January 1, 2012 (unaudited and in thousands).

2013
Revenue	$84,260
Net loss	$(32,787)
The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of year 2012. Pro forma net loss includes adjustments related to amortization expense in connection with intangible assets, interest expense on debt, stock-based compensation expense and acquisition-related costs.

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
The fair value of assets and liabilities carried at fair value was determined using the following inputs (in thousands):

	December 31, 2015
	Total	Level 1
Assets
Cash equivalents:
Money market funds	$20,010	$20,010

	December 31, 2014
	Total	Level 1
Assets
Short-term investments:
U.S. Treasury bills	$20,000	$20,000
The Company’s other financial instruments' fair value, including accounts receivable, accounts payable and other current liabilities, approximate its carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company's debt and capital leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company. The inputs used to measure fair value of the Company's debt and capital leases are classified as Level 2 inputs.
The Company acquired intangible assets of $3.2 million in connection with its acquisition of SoCoCare in October 2013. The fair value of the intangible assets acquired was determined using Level 3 inputs. Key assumptions include the level and timing of expected future cash flows, and discount rates consistent with the level of risk and the economy in general.
4. Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$38,474	$58,289
Money market funds	20,010	—
Total cash and cash equivalents	$58,484	$58,289

As of December 31, 2015, the Company was required to maintain $7.5 million in deposits in connection with its credit agreement with a lender as a compensating balance (see Note 7).
As of December 31, 2014, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury bills	$20,000	$—	$—	$20,000
Restricted Cash
As of December 31, 2015, the Company's restricted cash balance was not material. As of December 31, 2014, the Company had restricted cash of $0.8 million that included $0.7 million related to a letter of credit issued to the Company’s landlord with respect to its lease obligation and $0.1 million under letters of credit primarily related to an insurance policy. These letters of credit were released during the first half of 2015. Restricted cash is included in 'Other assets' on the accompanying consolidated balance sheets.
5. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2015	2014
Trade accounts receivable	$9,554	$7,482
Unbilled trade accounts receivable, net of advance client deposits	1,028	918
Allowance for doubtful accounts	(15)	(65)
Accounts receivable, net	$10,567	$8,335
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Computer and network equipment	$30,277	$24,292
Computer software	3,566	2,264
Internal-use software development costs	128	—
Furniture and fixtures	1,113	1,030
Leasehold improvements	619	611
Property and equipment	35,703	28,197
Accumulated depreciation and amortization	(22,478)	(15,626)
Property and equipment, net	$13,225	$12,571
Depreciation and amortization expense associated with property and equipment was $6.9 million, $6.0 million, and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	December 31,
	2015	2014
Gross	$27,302	$21,025
Less: accumulated depreciation and amortization	(16,429)	(10,609)
Total	$10,873	$10,416

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued expenses	$2,193	$2,240
Accrued compensation and benefits	5,718	5,078
Accrued and other current liabilities	$7,911	$7,318
6. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisition of SoCoCare in October 2013 (see Note 2).
During the fourth quarter of 2015, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of December 31, 2015. As such, it was not necessary to perform the two-step quantitative goodwill impairment test. Subsequent to the 2015 annual impairment test, we believe there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2015 and 2014, there was no impairment to the carrying value of the Company's goodwill.
Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisition of SoCoCare in October 2013 (see Note 2). The components of intangible assets are as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(775)	$1,685	$2,460	$(423)	$2,037
Customer relationships	520	(229)	291	520	(125)	395
Domain names	50	(22)	28	50	(12)	38
Non-compete agreements	140	(103)	37	140	(57)	83
Total	$3,170	$(1,129)	$2,041	$3,170	$(617)	$2,553
Amortization expense related to intangible assets was $0.5 million, $0.5 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2016	$503
2017	465
2018	442
2019	351
2020	280
Total	$2,041
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. The Company concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2015 and 2014.

7. Debt
2013 Loan and Security Agreement
The Company has a revolving line of credit of up to $20.0 million (“Revolving Credit Facility”) under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014 (“2013 Loan and Security Agreement”). The Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50% and matures on December 1, 2016.
The 2013 Loan and Security Agreement is collateralized by substantially all the assets of the Company. The balance outstanding cannot exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund (“USF”) obligation (accrued federal fees). As of December 31, 2015, the outstanding principal balance under the Revolving Credit Facility was $12.5 million, which has been disclosed as a current liability, and the amount available for additional borrowings was $7.5 million.
In connection with its acquisition of SoCoCare, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of December 31, 2015 and 2014, approximately $2.5 million and $4.5 million, respectively, in principal amount of this Term Loan was outstanding and is included as notes payable in the consolidated balance sheets.
The 2013 Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants as of December 31, 2015. The 2013 Loan and Security Agreement remains senior to other debts, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
The Company had a term loan facility of $30.0 million with a syndicate of two lenders (“Lenders”), which was entered into in February 2014 and amended in December 2014 and February 2015 (the “2014 Loan and Security Agreement”). The term loan facility was available to the Company in tranches. The first tranche for $20.0 million was advanced upon the closing of the agreement. The remaining $10.0 million was available for drawdown by the Company until February 20, 2016 in $1.0 million increments, which has now expired. The Company incurred $0.4 million in debt issuance costs in connection with borrowing the first tranche in February 2014. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. As of December 31, 2015 and 2014, $20.0 million of this loan facility was outstanding and is included as notes payable in the consolidated balance sheets.
The term loan is secured by substantially all the assets of the Company and is subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of December 31, 2015, the Company was in compliance with these covenants.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. As of December 31, 2015, 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million were unvested, which were subsequently canceled on February 20, 2016 when the $10.0 million became unavailable for borrowing.

Promissory Note
In July 2013, the Company issued a promissory note to the USAC for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of December 31, 2015 and 2014, approximately $1.5 million and $2.6 million in principal amount, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying consolidated balance sheets.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the FCC Enforcement Bureau (Note 11), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of December 31, 2015, the outstanding civil penalty payable was $1.7 million, of which the net carrying value was $1.4 million and is included as 'Notes payable' in the accompanying condensed consolidated balance sheets.
As of December 31, 2015 and 2014, the Company’s outstanding debt is summarized as follows (in thousands):

	December 31,
	2015	2014
Term loan under 2014 Loan and Security Agreement	$20,000	$20,000
Term loan under 2013 Loan and Security Agreement	2,500	4,500
Promissory note to USAC	1,459	2,640
FCC civil penalty	1,667	—
Total notes payable, gross	25,626	27,140
Less: discount	(1,087)	(1,216)
Total notes payable, net carrying value	24,539	25,924
Revolving line of credit	12,500	12,500
Total debt, net carrying value	$37,039	$38,424
Less: current portion of debt *	(19,712)	(3,146)
Total debt, less current portion **	17,327	35,278

* Included in ‘Revolving line of credit’ and ‘Notes payable’ in the consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ and ‘Revolving line of credit - less current portion’ in the consolidated balance sheets.
Maturities of the Company’s outstanding debt as of December 31, 2015 are as follows (in thousands):

Period	Amount to Mature
2016	$20,173
2017	5,286
2018	4,334
2019	8,333
Total	$38,126

8. Stockholders’ Equity
Initial Public Offering
On April 9, 2014, the Company consummated its IPO and issued and sold 10,000,000 shares of common stock at a public offering price of $7.00 per share, less the underwriters’ discount. In addition, on April 22, 2014, the Company consummated the sale of an additional 1,500,000 shares of common stock to the underwriters of the Company's IPO pursuant to the underwriters’ exercise in full of their option to purchase 1,500,000 shares of common stock from the Company at the IPO price of $7.00 per share, less the underwriters' discount. The Company received aggregate proceeds of $74.9 million from the IPO after deducting underwriters’ discounts and commissions of $5.6 million, but before deducting offering expenses of approximately $4.2 million, of which $0.8 million had been paid prior to 2014 and the remaining $3.4 million had been paid in the first two quarters of 2014.
On April 3, 2014, a reverse stock split of the Company's then-outstanding common stock at a ratio of 4:1 was effected in connection with the IPO. Prior to such reverse stock split being effected, all outstanding convertible preferred stock elected to convert to common stock on a 1:1 basis.
Capital Structure
Convertible Preferred Stock
Prior to the IPO, the Company had outstanding 75,643,683 shares of Series A-2 convertible preferred stock, 18,565,794 shares of Series B-2 convertible preferred stock, 12,903,226 shares of Series C-2 convertible preferred stock, and 15,269,294 shares of Series D-2 convertible preferred stock.
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
Common Stock
Pursuant to the Company's amended and restated certificate of incorporation (“Amended and Restated Certificate of Incorporation”), which became effective on April 8, 2014 in connection with the Company's IPO, the Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2015, the Company had 51,164,621 shares of common stock issued and outstanding.
Holders of the Company's common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company's board of directors is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2015, there were no shares of preferred stock issued and outstanding.
Common Stock Subject to Forfeiture
Pursuant to employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013 (“Acquisition Date”), the Company issued 118,577 shares of unvested restricted common stock, the vesting of which was contingent upon continuing employment or services and subject to forfeiture. These shares were valued at $8.48 per share based on the Acquisition Date fair value of the Company’s common stock. This amount was recorded as stock-based compensation on a straight-line basis over the requisite service periods. During October 2014, 50% of such shares vested. As of December 31, 2014, there were 59,289 shares of such restricted common stock subject to forfeiture, which were included in issued and outstanding shares of common stock. During 2015, in accordance with the applicable stock issuance agreement, the vesting on 37,905 shares accelerated in connection with the termination of employment of a shareholder and the remaining 21,384 unvested shares were forfeited as a result of terminations of employment of the remaining employee-shareholders. As of December 31, 2015, there was no restricted common stock outstanding.

For the year ended December 31, 2015, stock-based compensation expense related to these shares was immaterial. For the years ended December 31, 2014 and 2013, $0.7 million and $0.2 million, respectively, was included as stock-based compensation expense related to these shares.
Warrants
As of December 31, 2015, the Company had outstanding warrants to purchase shares of common stock as follows (in thousands, except per share data):

Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2015
October 2023	$5.76	13
February 2024	$10.12	178
Total		191
The table below is a summary of the Company’s common stock warrant activity during the year ended December 31, 2015 (in thousands, except per share data).

	Shares		Weighted Average Exercise Price
Outstanding as of December 31, 2014	360		$5.59
Issued	—		—
Exercised	(169)	(1)	0.65
Outstanding as of December 31, 2015	191		$9.96

(1) In November 2015, warrants to purchase 168,711 shares of common stock were fully exercised at an exercise price of $0.65 per share pursuant to the cashless exercise method. Upon such exercises, the Company issued 151,905 shares of common stock.
Fair Value of Warrants
Prior to the IPO, the Company had outstanding warrants to purchase shares of its convertible preferred stock and common stock that were classified as liabilities. These warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net.
The Company estimated the fair value of each liability-classified warrant using the Black-Scholes option-pricing model and using the assumptions noted in the table below. Expected volatility is based upon the historical and implied volatility of a peer group of publicly traded companies. The expected term of warrants represents the contractual term of the warrants. The risk-free rate for the expected term of the warrants is based on the U.S. Treasury Constant Maturity at the time of issuance.

	IPO Date April 3, 2014		December 31, 2013
Fair value of Series A-2 preferred stock	$1.75	(1)	$2.69	(2)
Fair value of Series D-2 preferred stock	$1.75	(1)	$2.81	(2)
Fair value of common stock	$7.00	(1)	*
Risk-free interest rate	0.13% to 2.73%		0.33% to 2.60%
Expected life	Remaining contractual life		Remaining contractual life
Expected dividends	—		—
Volatility	40% - 50%		45%

(1) Fair value of the underlying stock is based on the Company's IPO price of $7.00 per share calculated on a pre-reverse split basis for preferred stock and post-reverse split basis for common stock.
(2) The per share data is on a pre-reverse split basis for preferred stock.
* There were no liability-classified common stock warrants at December 31, 2013.
Upon the conversion of the convertible preferred stock to common stock and the effectiveness of the reverse stock split of the Company's common stock, the outstanding convertible preferred stock warrants became warrants to purchase common stock and, upon the IPO, the Company’s outstanding common stock warrant liabilities became indexed to the Company's common stock and accordingly have been reclassified to additional paid-in capital.
Common Stock Reserved for Future Issuance
As of December 31, 2015, shares of common stock reserved for future issuance related to outstanding equity awards, warrants, and employee equity incentive plans were as follows (in thousands):

December 31, 2015
Stock options outstanding	6,092
Restricted stock units outstanding	1,818
Shares available for future grant under 2014 Plan	5,079
Shares available for future issuance under ESPP	911
Common stock warrants outstanding	191
Total shares of common stock reserved	14,091
Equity Incentive Plans
Prior to the IPO, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”). Under the terms of the 2004 Plan, the Company had the ability to grant incentive and nonstatutory stock options. Incentive stock options could only be granted to Company employees. Nonstatutory stock options could be granted to Company employees, directors and consultants. Such options are exercisable at prices, as determined by the board of directors, generally equal to the fair value of the Company’s common stock at the date of grant. Options granted to employees generally vest over a four-year period, with an initial vesting period of 12 months for 25% of the shares, and the remaining 75% of the shares vesting monthly on a ratable basis over the remaining 36 months. Options generally expire ten years after the grant date and are generally exercisable upon vesting. Vested options generally expire 90 days after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,558,231 and 2,466,124 additional shares were reserved under the 2014 Plan on January 1, 2016 and 2015. As of December 31, 2015, 5,079,164 shares of common stock were available for future grant under the 2014 Plan.

Upon the effectiveness of the 2014 Plan on April 3, 2014, no grants were made under the 2004 Plan. All shares reserved under the 2004 Plan became available for grant under the 2014 Plan. After the IPO, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan.
The 2014 Plan allows the Company to grant stock options, restricted stock units (“RSU”), restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company's stock options expire ten years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years.
Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2015 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2014	7,164	$4.34
Options granted	244	4.99
Options exercised	(840)	1.51
Options forfeited or expired	(476)	6.67
Outstanding as of December 31, 2015	6,092	$4.58	6.4	$27,243
Vested and expected to vest as of December 31, 2015	5,998	4.54	6.4	27,011
Exercisable as of December 31, 2015	4,057	3.55	5.5	22,004

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $8.70 per share as of December 31, 2015 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value per share of options granted	$2.38	$3.42	$4.19
Grant-date fair value of options vested	4,824	3,847	1,417
Intrinsic value of options exercised (1)	3,233	9,808	2,145
Proceeds received from options exercised	1,268	1,127	702

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock Units
The Company commenced granting RSUs to employees upon the effectiveness of the 2014 Plan on April 3, 2014. A summary of RSU activity during the year ended December 31, 2015 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2014	1,370	$5.21
RSUs granted	1,202	5.10
RSUs vested and released	(566)	5.73
RSUs forfeited	(188)	4.94
Outstanding as of December 31, 2015	1,818	$5.01
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
The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of our common stock); or (iii) such lesser number as determined by the Company’s board of directors. As of December 31, 2015, 911,106 shares of common stock were available for future issuance under the ESPP Plan. Pursuant to the automatic annual increase, 511,646 and 493,224 additional shares were reserved under the ESPP on January 1, 2016 and 2015.
During the year ended December 31, 2015, 305,987 shares were purchased by employees under the ESPP at a weighted-average price of $4.47 per share.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$866	$542	$194
Research and development	1,790	1,931	499
Sales and marketing	1,800	1,510	751
General and administrative	3,274	2,770	505
Total stock-based compensation	$7,730	$6,753	$1,949

As of December 31, 2015, unrecognized stock-based compensation expense by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$6,983	$7,280	$202
Weighted-average amortization period	2.1 years	3.0 years	0.4 years
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
The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. Expected volatility is based upon the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated using the simplified method by taking the average of the vesting term and the contractual term of the option. Starting in November 2014, the Company began estimating the expected volatility assumption for purchase rights under the ESPP based on the historical volatility of the Company's common stock as it had then been publicly traded for more than six months (i.e., the expected term of the purchase rights under the ESPP). The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant.
The weighted-average assumptions used to value stock options and purchase rights under the ESPP granted during the years ended December 31, 2015, 2014 and 2013 were as follows:

Stock Options	Year Ended December 31,
	2015	2014	2013
Expected term (years)	6.1	6.1	6.0
Volatility	49%	55%	60%
Risk-free interest rate	1.6%	1.8%	1.5%
Dividend yield	—	—	—

ESPP	Granted In
	November 2015	May 2015	November 2014	April 2014
Expected term (years)	0.5	0.5	0.5	0.8
Volatility	54%	43%	56%	39%
Risk-free interest rate	0.3%	0.1%	0.1%	0.1%
Dividend yield	—	—	—	—
9. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the

Company had net losses for the years ended December 31, 2015, 2014 and 2013, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2015	2014	2013
Net loss	$(25,838)	$(37,786)	$(31,314)
Weighted-average shares used in computing basic and diluted net loss per share	50,141	37,604	4,006
Basic and diluted net loss per share	$(0.52)	$(1.00)	$(7.82)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	December 31,
	2015	2014	2013
Convertible preferred stock	—	—	30,554
Stock options	6,092	7,164	7,633
Restricted stock units	1,818	1,370	—
ESPP	156	192	—
Common stock warrants	191	360	—
Convertible preferred stock warrants	—	—	391
Common stock subject to repurchase or forfeiture	—	59	134
Total	8,257	9,145	38,712

10. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(26,305)	$(37,657)	$(31,628)
International	528	(44)	384
Loss before income taxes	$(25,777)	$(37,701)	$(31,244)
Provision for income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. federal	$—	$—	$—
U.S. state	21	12	9
Foreign	40	73	61
Total provision for income taxes	$61	$85	$70

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax loss for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. federal tax at statutory rate	$(8,764)	$(12,818)	$(10,623)
U.S. state income taxes	(756)	(1,098)	(786)
Non-deductible expenses	438	420	1,383
Research and development credit	(440)	(455)	(339)
Stock-based compensation	737	746	444
Other	481	(72)	(586)
Change in valuation allowance	8,365	13,362	10,577
Total provision for income taxes	$61	$85	$70
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 related to the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss and credit carryforwards	$45,671	$39,211
Accrued liabilities	5,488	4,308
Allowance for doubtful accounts	394	256
Accrued compensation	817	626
Intangibles	23	23
Gross deferred tax assets	52,393	44,424
Valuation allowance	(51,568)	(43,203)
Net deferred tax assets	825	1,221
Deferred tax liabilities:
Property and equipment	(71)	(278)
Amortized intangibles	(754)	(943)
Gross deferred tax liabilities	(825)	(1,221)
Net deferred taxes	$—	$—
The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. As of December 31, 2015, undistributed earnings of the Company's foreign subsidiaries was approximately $0.8 million.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, for the year ended December 31, 2015, the Company has provided a valuation allowance against its U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $8.4 million and $13.4 million, respectively.
As of December 31, 2015, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $124.4 million and $85.2 million, respectively, available to reduce future income subject to income taxes. If not utilized, these carryforwards will begin to expire in 2024 for federal purposes and began to expire in 2015 for state purposes. As of December 31, 2015, the Company also had research credit carryforwards for federal and California state tax purposes of approximately $2.2 million and $1.8 million. If not utilized, the federal research credit carryforwards will begin to expire in 2022. The California state research credits can be carried forward indefinitely. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under the IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The Company experienced an ownership change prior to 2014 that did not materially impact the availability of its net operating losses and tax credits and the disclosed amounts of such attributes have been reduced for the effect of the IRC Section 382 limitations. In the event the Company has subsequent changes in ownership in connection with the IPO or other transactions, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.
Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized benefit — beginning of period	$1,975	$1,455	$1,075
Gross increases — current year tax positions	522	532	382
Gross decreases — prior year tax positions	(12)	(12)	(2)
Unrecognized benefit — end of period	$2,485	$1,975	$1,455
As of December 31, 2015 and 2014, an immaterial amount of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company does not anticipate that its total unrecognized tax benefits as of December 31, 2015 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
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
11. Commitments and Contingencies
Leases
The Company has operating lease agreements for offices, research and development, and sales and marketing facilities that expire at various dates through 2018. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognized rent expense as a deferred rent liability. Rent expense was $2.0 million, $2.6 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company enters into capital leases to finance data center and other computer and networking equipment.

As of December 31, 2015, approximate remaining future minimum lease payments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2016	$6,079	$2,144
2017	4,289	1,879
2018	779	304
2019	37	—
Total future minimum lease payment	$11,184	$4,327
Less — amount representing interest	(1,606)
Present value of total capital lease obligation	$9,578
Capital lease obligation — current portion	4,972
Capital lease obligation — net of current portion	4,606
Hosting, Telecommunication Usage and Maintenance Services
The Company has agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. The Company is also committed to make future payments under maintenance service contracts for certain data center equipment.
As of December 31, 2015, future minimum payments under these arrangements are as follows (in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services	Equipment Maintenance Services
2016	$1,573	$765	$332
2017	832	1,036	177
2018	10	4	—
Total future minimum payment	$2,415	$1,805	$509
Universal Services Fund Liability
During the third quarter of 2012, the Company determined that based on its business activities, it is classified as a telecommunications service provider for regulatory purposes and it should make direct contributions to the federal USF and related funds based on revenues it receives from the resale of interstate and international telecommunications services. Previously, the Company had believed that the telecommunications services were an integral part of an information service that the Company provides via its software and had instead made indirect USF contributions via payments to its wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, the Company made a voluntary self-disclosure to the FCC Enforcement Bureau and registered with the USAC, which is charged by the FCC with administering the USF. The Company filed exemption certificates with its wholesale telecommunications service providers in order to eliminate its obligation to reimburse such wholesale telecommunications service providers for their USF contributions calculated on services sold to the Company.
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
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 7. As of December 31, 2015 and 2014, the principal balance of the promissory note payable was $1.5 million and $2.6 million, respectively, and is included in the notes payable amounts on the consolidated balance sheets. In addition to the promissory note payable, as of December 31, 2015 and 2014, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $4.9 million and $4.2 million, respectively, included in accrued federal fees on the consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, the Company recorded interest and penalty expenses of $0.5 million, $0.5 million and $0.2 million, respectively, as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
On June 12, 2015, in connection with the Company’s disclosure to the FCC, the Company entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest (Note 7). In the third quarter of 2014, the Company accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires the Company to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau for three years. The Company’s implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and its annual compliance reporting to the FCC will continue until June 2018.
State and Local Taxes and Surcharges
In April 2012, the Company commenced collecting and remitting sales taxes on sales of subscription services in all the U.S. states in which it determined it was obligated to do so. During the first quarter of 2015, the Company conducted an updated sales tax review of the taxability of sales of its subscription services. As a result, the Company determined that it may be obligated to collect and remit sales taxes on such sales in four additional states. Based on its best estimate of the probable sales tax liability in those four states relating to its sales of subscription services during the period 2011 through 2014, during the three months ended March 31, 2015, the Company recorded a general and administrative expense of $0.6 million as an immaterial out of period adjustment to accrue for such taxes.
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
During the year ended December 31, 2015, the Company remitted $1.1 million for its contingent sales taxes on both usage-based fees and sales of subscription services. Excluding the credit recorded in 2014 as discussed below, for the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.2 million, $1.1 million and $2.2 million, respectively, as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
Reversal of contingent sales tax liability - In May 2014, the Company received a letter from a state revenue authority which concluded that the Company's services provided to customers in that specific state are not subject to that state's local taxes. As a result, the Company released $2.8 million of sales tax liability, including estimated interest charges, accrued progressively on a quarterly basis from 2011 through the first quarter of 2014 for that state. No amounts were billed to and collected from customers for this state during that period. Of the total reversal amount, $2.5 million was related to the period 2011 through 2013. The reversal has been recorded through the general and administrative expense caption in the consolidated statements of operations and comprehensive loss.
As of December 31, 2015, the Company had total accrued liabilities of $2.7 million for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.8 million and $1.9 million was included in current and non-current “Sales tax liability” on the condensed consolidated balance sheets, respectively. As of December 31, 2014, the Company had total accrued liabilities of $2.6 million for such contingent sales taxes and surcharges, which was included in non-current “Sales tax liability” on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
Legal Matters
The Company is involved in various legal and regulatory matters arising in the normal course of business. In management’s opinion, resolution of these matters is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or its financial position. However, due to the uncertain nature of legal matters, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
The Company is currently involved in the following lawsuit as a defendant.
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that the Company’s local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz the same day against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. A further case management conference has been scheduled for March 7, 2016, at which point it is anticipated that the Court will set additional dates, including dates for hearing summary judgment motions and for trial.
The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims. While the Company does not believe that it is probable that a loss has been incurred, the ultimate resolution of the matter could potentially result in a loss. Management’s best estimate of the low end of the range of the potential loss is zero. At this time, it is not possible to reasonably estimate the high end of the range of the potential loss, which could be material to the Company’s results of operations. Accordingly, the Company has not accrued a loss related to this matter as the Company.
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

	Year Ended December 31,
	2015	2014	2013
United States	$120,037	$95,345	$75,374
International	8,831	7,757	8,758
Total revenue	$128,868	$103,102	$84,132
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	December 31,
	2015	2014	2013
United States	$10,939	$10,625	$11,079
International	2,286	1,946	528
Property and equipment, net	$13,225	$12,571	$11,607

13. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company does not match employee contributions.

14. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2015 and 2014 is as follows:

	Quarter Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014 (1)	Jun. 30, 2014 (2)	Mar. 31, 2014

	(unaudited, in thousands, except per share data)
Revenue	$36,033	$32,287	$30,274	$30,274	$28,274	$25,869	$24,685	$24,274
Cost of revenue (3)(4)	15,635	14,812	14,270	14,778	14,540	13,504	13,469	13,148
Gross profit	20,398	17,475	16,004	15,496	13,734	12,365	11,216	11,126
Operating expenses:
Research and development (3)(4)	5,580	5,473	5,568	6,038	5,828	5,503	5,554	5,225
Sales and marketing (3)(4)	10,720	10,797	10,594	9,931	9,453	9,296	9,674	9,022
General and administrative (3)(4)	6,433	6,087	6,027	7,275	6,763	7,967	3,515	6,171
Total operating expenses	22,733	22,357	22,189	23,244	22,044	22,766	18,743	20,418
Loss from operations	(2,335)	(4,882)	(6,185)	(7,748)	(8,310)	(10,401)	(7,527)	(9,292)
Other income (expense), net:
Interest expense	(1,198)	(1,235)	(1,155)	(1,139)	(1,175)	(1,116)	(1,092)	(778)
Interest income and other	28	119	(49)	2	146	95	(28)	32
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	—	—	—	—	1,745
Total other income (expense), net	(1,170)	(1,116)	(1,204)	(1,137)	(1,029)	(1,021)	(1,120)	999
Loss before income taxes	(3,505)	(5,998)	(7,389)	(8,885)	(9,339)	(11,422)	(8,647)	(8,293)
Provision for (benefit from) income taxes	13	50	(20)	18	33	13	12	27
Net loss	$(3,518)	$(6,048)	$(7,369)	$(8,903)	$(9,372)	$(11,435)	$(8,659)	$(8,320)
Net loss per share:
Basic and diluted	$(0.07)	$(0.12)	$(0.15)	$(0.18)	$(0.19)	$(0.24)	$(0.18)	$(1.48)
Shares used in computing net loss per share:
Basic and diluted	50,764	50,369	49,980	49,433	49,003	48,310	46,898	5,608

(1) General and administrative for the third quarter of 2014 included a $2.0 million charge for an expected settlement with the FCC Enforcement Bureau. See Note 11.
(2) General and administrative for the second quarter of 2014 included a $2.8 million credit recorded as a result of a favorable ruling from a specific state's revenue authority. See Note 11.
(3) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014

	(unaudited, in thousands)
Cost of revenue	$227	$233	$218	$188	$176	$158	$121	$87
Research and development	401	475	340	574	527	583	471	350
Sales and marketing	370	448	458	524	455	361	368	326
General and administrative	722	789	814	949	799	775	763	433
Total stock-based compensation	$1,720	$1,945	$1,830	$2,235	$1,957	$1,877	$1,723	$1,196

(4) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014

	(unaudited, in thousands)
Cost of revenue	$1,483	$1,470	$1,558	$1,439	$1,291	$1,272	$1,373	$1,202
Research and development	140	126	102	87	75	58	50	46
Sales and marketing	54	52	51	49	50	50	48	48
General and administrative	186	192	199	200	189	187	228	296
Total depreciation and amortization	$1,863	$1,840	$1,910	$1,775	$1,605	$1,567	$1,699	$1,592
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Our independent registered public accounting firm, KPMG LLP, is not required to and has not issued an attestation report regarding our internal control over financial reporting as of December 31, 2015 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2015 (“2016 Proxy Statement”), including “Proposal No 1. — Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2016 Proxy Statement including “Executive Officers.”
We have adopted a code of conduct that applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. Our code of conduct is available on our website at http://investors.five9.com/corporate-governance.cfm. We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2016 Proxy Statement, including “Corporate Governance”, “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2016 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2016 Proxy Statement, including “Corporate Governance” “Transactions With Related Persons” and “Employment Arrangements and Indemnification Agreements” and “Summary of Named Executive Officer Compensation.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2016 Proxy Statement, including “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

4.6Ø
Form of Warrant to purchase shares of common stock (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

Exhibit Number	Description

4.7Ø
Form of Warrant to purchase shares of common stock issued to Fifth Street Finance Corp. and Fifth Street Mezzanine Partners V, L.P. (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.1+Ø
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, as amended on July 31, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015 (File No. 001-36383) and incorporated by referenced herein.)

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

10.5+Ø
Offer Letter between the Registrant and Scott Welch (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015 (File No. 001-36383) and incorporated by referenced herein).

10.6+Ø
Offer Letter between the Registrant and Michael Crane (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015 (File No. 001-36383) and incorporated by referenced herein).

10.7+Ø
Five9, Inc. Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.8 to Amendment No.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.8+Ø
Amendment to Five9, Inc. Amended and Restated 2004 Equity Incentive Plan, effective March 6, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

10.9+Ø
Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.10+Ø
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

10.12+Ø
Five9 Inc. 2015 Executive Bonus Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015 (File No. 001-36383) and incorporated by referenced herein).

10.13+	Five9 Inc. Non-Employee Director Compensation Policy.
10.14+	Five9 Inc. 2016 Executive Bonus Plan.
10.15Ø
Office Lease for Bishop Ranch Building, dated December 16, 2011, between the Registrant and Alexander Properties Company and First Lease Addendum dated October 24, 2012 (filed as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.16Ø
Second Lease Addendum for Bishop Ranch Building, dated January 23, 2014, between the Registrant and Alexander Properties Company (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

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

21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document

Exhibit Number	Description

101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Ø Previously filed.
§ Portions of this exhibit are omitted pursuant to a confidential treatment order issued by the SEC.
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Five9, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Five9, Inc.

Date:	March 3, 2016	By:	/s/ Michael Burkland
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

Signature	Title	Date

/s/ Michael Burkland	Director, Chief Executive Officer and President	March 3, 2016
Michael Burkland	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	March 3, 2016
Barry Zwarenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jack Acosta	Director	March 3, 2016
Jack Acosta

/s/ Kimberly Alexy	Director	March 3, 2016
Kimberly Alexy

/s/ Michael Burdiek	Director	March 3, 2016
Michael Burdiek

/s/ Jayendra Das	Director	March 3, 2016
Jayendra Das

/s/ David DeWalt	Director	March 3, 2016
David DeWalt

/s/ Mitchell Kertzman	Director	March 3, 2016
Mitchell Kertzman

/s/ David Welsh	Director; Lead Independent Director	March 3, 2016
David Welsh

/s/ Robert Zollars	Director	March 3, 2016
Robert Zollars