Form 10-Q
period 2016-03-31
Five9, Inc.
filed 2016-05-10
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 30, 2016, there were 51,828,482 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,767	$58,484
Accounts receivable, net	12,528	10,567
Prepaid expenses and other current assets	3,899	2,184
Total current assets	74,194	71,235
Property and equipment, net	12,795	13,225
Intangible assets, net	1,913	2,041
Goodwill	11,798	11,798
Other assets	964	934
Total assets	$101,664	$99,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,376	$2,569
Accrued and other current liabilities	9,747	7,911
Accrued federal fees	5,885	5,684
Sales tax liability	1,167	1,262
Revolving line of credit	12,500	12,500
Notes payable	7,375	7,212
Capital leases	5,185	4,972
Deferred revenue	7,832	6,413
Total current liabilities	53,067	48,523
Sales tax liability — less current portion	1,902	1,915
Notes payable — less current portion	15,644	17,327
Capital leases — less current portion	4,494	4,606
Other long-term liabilities	798	582
Total liabilities	75,905	72,953
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 51,791 shares and 51,165 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	52	51
Additional paid-in capital	185,038	180,649
Accumulated deficit	(159,331)	(154,420)
Total stockholders’ equity	25,759	26,280
Total liabilities and stockholders’ equity	$101,664	$99,233
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$38,015	$30,274
Cost of revenue	16,610	14,778
Gross profit	21,405	15,496
Operating expenses:
Research and development	5,802	6,038
Sales and marketing	12,706	9,931
General and administrative	6,536	7,275
Total operating expenses	25,044	23,244
Loss from operations	(3,639)	(7,748)
Other income (expense), net:
Interest expense	(1,199)	(1,139)
Interest income and other	(45)	2
Total other income (expense), net	(1,244)	(1,137)
Loss before income taxes	(4,883)	(8,885)
Provision for income taxes	28	18
Net loss	$(4,911)	$(8,903)
Net loss per share:
Basic and diluted	$(0.10)	$(0.18)
Shares used in computing net loss per share:
Basic and diluted	51,377	49,433
Comprehensive Loss:
Net loss	$(4,911)	$(8,903)
Other comprehensive income (loss):
Change in unrealized gain/loss on short-term investments, net of tax	—	(1)
Comprehensive loss	$(4,911)	$(8,904)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(4,911)	$(8,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,103	1,775
Provision for doubtful accounts	25	113
Stock-based compensation	1,994	2,235
Loss on disposal of property and equipment	1	10
Non-cash interest expense	91	84
Others	(4)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1,990)	(510)
Prepaid expenses and other current assets	(1,715)	(1,211)
Other assets	(30)	(94)
Accounts payable	825	(1,629)
Accrued and other current liabilities	1,935	1,123
Accrued federal fees and sales tax liability	93	960
Deferred revenue	1,659	286
Other liabilities	(24)	9
Net cash provided by (used in) operating activities	52	(5,753)
Cash flows from investing activities:
Purchases of property and equipment	(252)	(198)
Decrease in restricted cash	—	660
Purchase of short-term investments	—	(20,000)
Proceeds from maturity of short-term investments	—	20,000
Net cash (used in) provided by investing activities	(252)	462
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,397	116
Repayments of notes payable	(1,608)	(781)
Payments of capital leases	(1,306)	(1,687)
Net cash used in financing activities	(517)	(2,352)
Net decrease in cash and cash equivalents	(717)	(7,643)
Cash and cash equivalents:
Beginning of period	58,484	58,289
End of period	$57,767	$50,646
Non-cash investing and financing activities:
Equipment obtained under capital lease	$1,307	$1,309
Equipment purchased and unpaid at period-end	137	16
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue, the allowance for doubtful accounts, intangible assets, goodwill, loss contingencies, including the Company’s accrual for federal fees and sales tax liability, accrued liabilities, stock-based compensation, provision for income taxes and uncertain tax positions. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, there were no changes to the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement for companies to present deferred tax assets and liabilities as current and noncurrent on the balance sheet and, instead, requires companies to classify all deferred tax assets and liabilities as noncurrent. As permitted by ASU 2015-17, the Company early-adopted this new guidance at the beginning of the fourth quarter of 2015 and applied it prospectively. No prior periods were retrospectively adjusted.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for a customer’s accounting for service contracts. A company can elect to adopt the ASU either prospectively or retrospectively. The Company adopted this guidance prospectively beginning in the first quarter of 2016 and the adoption did not have a material effect on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this guidance retrospectively beginning in the first quarter of 2016 and the adoption did not have a material effect on its condensed consolidated financial statements for the prior periods or the current period reported.
Recent Accounting Pronouncements Not Yet Effective
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of 2017, with early application permitted. The Company is currently assessing the effect the guidance will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU No. 2014-09 was originally scheduled to be effective for the Company's annual and interim reporting periods beginning January 1, 2017. The standard permits the use of either the retrospective or the cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year while providing an option to early adopt the standard on the original effective date. Accordingly, the new revenue standard is effective for the Company's annual and interim reporting periods beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations under the new revenue recognition guidance. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) licensing implementation guidance. The Company has not yet selected a transition method or determined the effect of these ASUs on its ongoing financial reporting.
2. Fair Value Measurements
The Company carries cash equivalents consisting of money market funds at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	March 31, 2016
	Total	Level 1
Assets
Cash equivalents
Money market funds	$20,026	$20,026

	December 31, 2015
	Total	Level 1
Assets
Cash equivalents
Money market funds	$20,010	$20,010
3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Cash	$37,741	$38,474
Money market funds	20,026	20,010
Cash and cash equivalents	$57,767	$58,484
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts receivable	$11,672	$9,554
Unbilled trade accounts receivable, net of advance client deposits	871	1,028
Allowance for doubtful accounts	(15)	(15)
Accounts receivable, net	$12,528	$10,567
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid expenses	$3,441	$1,800
Other current assets	458	384
Prepaid expenses and other current assets	$3,899	$2,184
Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer and network equipment	$31,600	$30,277
Computer software	3,671	3,566
Internal-use software development costs	236	128
Furniture and fixtures	1,120	1,113
Leasehold improvements	619	619
Property and equipment	37,246	35,703
Accumulated depreciation and amortization	(24,451)	(22,478)
Property and equipment, net	$12,795	$13,225

Depreciation and amortization expense associated with property and equipment was $2.0 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	March 31, 2016	December 31, 2015
Gross	$28,603	$27,302
Less: accumulated depreciation and amortization	(18,105)	(16,429)
Total	$10,498	$10,873
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and benefits	$7,211	$5,718
Accrued expenses	2,536	2,193
Accrued and other current liabilities	$9,747	$7,911
4. Intangible Assets
The components of intangible assets, which were acquired in connection with the Company’s acquisition of Face It, Corp., which the Company refers to as SoCoCare, a social engagement and mobile customer care solution provider, in October 2013, were as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(862)	$1,598	$2,460	$(775)	$1,685
Customer relationships	520	(255)	265	520	(229)	291
Domain names	50	(25)	25	50	(22)	28
Non-compete agreements	140	(115)	25	140	(103)	37
Total	$3,170	$(1,257)	$1,913	$3,170	$(1,129)	$2,041
Amortization expense related to intangible assets was $0.1 million for each of the three months ended March 31, 2016 and 2015. As of March 31, 2016, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2016	$375
2017	465
2018	442
2019	351
2020	280
Total	$1,913
5. Debt
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

The 2013 Loan and Security Agreement is collateralized by substantially all the assets of the Company. The balance outstanding cannot exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund (“USF”) obligation (accrued federal fees). As of March 31, 2016 and December 31, 2015, the outstanding principal balance under the Revolving Credit Facility was $12.5 million, which has been disclosed as a current liability, and the amount available for additional borrowings was $7.5 million.
In connection with its acquisition of SoCoCare in October 2013, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments are due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of March 31, 2016 and December 31, 2015, approximately $2.0 million and $2.5 million, respectively, in principal amount of this Term Loan was outstanding and is included as notes payable in the condensed consolidated balance sheets.
The 2013 Loan and Security Agreement contains certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants as of March 31, 2016. The 2013 Loan and Security Agreement remains senior to other debt, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
The Company had a term loan facility of $30.0 million with a syndicate of two lenders (“Lenders”), which was entered into in February 2014 and amended in December 2014 and February 2015 (the “2014 Loan and Security Agreement”). The term loan facility was available to the Company in tranches. The first tranche for $20.0 million was advanced upon the closing of the agreement. The remaining $10.0 million was available for drawdown by the Company until February 20, 2016 in $1.0 million increments, which has now expired. The Company incurred $0.4 million in debt costs in connection with borrowing the first tranche in February 2014. The term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments are due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. As of March 31, 2016 and December 31, 2015, respectively, $19.3 million and $20.0 million of this loan facility was outstanding and is included as notes payable in the condensed consolidated balance sheets.
The term loan is secured by substantially all the assets of the Company and is subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of March 31, 2016, the Company was in compliance with these covenants.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. The remaining 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million did not vest and were no longer exercisable on February 20, 2016 when the $10.0 million was no longer available for borrowing.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of March 31, 2016 and December 31, 2015, approximately $1.1 million and $1.5 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.

FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission ("FCC") Enforcement Bureau (Note 9), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of March 31, 2016 and December 31, 2015, the outstanding civil penalty payable was $1.5 million and $1.7 million, respectively, of which the net carrying value was $1.3 million and $1.4 million, respectively, and are included as 'Notes payable' in the accompanying condensed consolidated balance sheets.
As of March 31, 2016 and December 31, 2015, the Company’s outstanding debt is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Term loan under 2014 Loan and Security Agreement	$19,333	$20,000
Term loan under 2013 Loan and Security Agreement	2,000	2,500
Promissory note to USAC	1,140	1,459
FCC civil penalty	1,500	1,667
Total notes payable, gross	23,973	25,626
Less: discount	(954)	(1,087)
Total notes payable, net carrying value	23,019	24,539
Revolving line of credit	12,500	12,500
Total debt, net carrying value	$35,519	$37,039
Less: current portion of debt *	(19,875)	(19,712)
Total debt, less current portion **	15,644	17,327

* Included in ‘Revolving line of credit’ and ‘Notes payable’ in the condensed consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ in the condensed consolidated balance sheets.
Maturities of the Company’s outstanding debt as of March 31, 2016 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2016	$18,520
2017	5,286
2018	4,334
2019	8,333
Total	$36,473
6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2016 and December 31, 2015, the Company had 51,790,710 shares and 51,164,621 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2016 and December 31, 2015, the Company had no shares of preferred stock issued and outstanding.

Warrants
As of March 31, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 131,597 shares and 190,885 shares of common stock, respectively, with a weighted-average exercise price of $9.89 per share and $9.96 per share, respectively. These warrants expire primarily in October 2023 and February 2024.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

March 31, 2016
Stock options outstanding	5,980
Restricted stock units outstanding	2,459
Shares available for future grant under 2014 Plan	6,482
Shares available for future issuance under ESPP	1,423
Common stock warrants outstanding	132
Total shares of common stock reserved	16,476
Equity Incentive Plans
Prior to its initial public offering (“IPO”), the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”).
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were reserved for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,558,231 and 2,466,124 additional shares were reserved under the 2014 Plan on January 1, 2016 and 2015, respectively.
No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. After the IPO, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan. As of March 31, 2016, 6,482,331 shares of common stock were available for future grant under the 2014 Plan.
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2016 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	6,092	$4.58
Options granted (weighted average grant date fair value of $3.81 per share)	644	8.13
Options exercised	(499)	4.81
Options forfeited or expired	(257)	6.80
Outstanding as of March 31, 2016	5,980	$4.85	6.6	$26,039

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $8.89 per share as of March 31, 2016 for all in-the-money options outstanding.
Restricted Stock Units
A summary of the Company's restricted stock unit ("RSU") activity during the three months ended March 31, 2016 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2015	1,818	$5.01
RSUs granted	820	7.98
RSUs vested and released	(128)	4.98
RSUs forfeited	(51)	4.96
Outstanding as of March 31, 2016	2,459	$6.00
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("ESPP") became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 511,646 additional shares were reserved under the ESPP on January 1, 2016. As of March 31, 2016, 1,422,752 shares of common stock were available for future grants under the ESPP.
During the three months ended March 31, 2016, no purchases were made under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Cost of revenue	$265	$188
Research and development	435	574
Sales and marketing	434	524
General and administrative	860	949
Total stock-based compensation	$1,994	$2,235
As of March 31, 2016, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$7,495	$11,704	$67
Weighted-average amortization period	2.5 years	3.3 years	0.1 years
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

The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three months ended March 31, 2016 and 2015 were as follows:

Stock Options	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term (years)	6.0	*
Volatility	48%	*
Risk-free interest rate	1.5%	*
Dividend yield	—	*

* No stock options were granted during the three months ended March 31, 2015.
7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three months ended March 31, 2016 and 2015, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(4,911)	$(8,903)
Weighted-average shares used in computing basic and diluted net loss per share	51,377	49,433
Basic and diluted net loss per share	$(0.10)	$(0.18)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	March 31, 2016	March 31, 2015
Stock options	5,980	6,891
Restricted stock units	2,459	1,458
ESPP	162	171
Common stock warrants	132	360
Common stock subject to repurchase or forfeiture	—	21
Total	8,733	8,901
8. Income Taxes
The provision for income taxes for the three months ended March 31, 2016 and 2015 was approximately $28 thousand and $18 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three months ended March 31, 2016 and 2015, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2016 and December 31, 2015. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2016, there were no material changes to the total amount of unrecognized tax benefits.
9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2015 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and did not change materially during the three months ended March 31, 2016 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of March 31, 2016, the total minimum future payment commitments under these capital leases added during the three months ended March 31, 2016 were approximately $1.7 million, of which $0.5 million is due in 2016, with the remainder due over approximately 28 months.
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
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of March 31, 2016 and December 31, 2015, the principal balance of the promissory note payable was $1.1 million and $1.5 million, respectively, and is included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, as of March 31, 2016 and December 31, 2015, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $4.9 million included in accrued federal fees on the condensed consolidated balance sheets. For each of the three months ended March 31, 2016 and 2015, the Company recorded interest and penalty expenses of $0.1 million as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
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
During the three months ended March 31, 2016 and 2015, respectively, the Company remitted $0.2 million and $27 thousand for its contingent sales taxes on both usage-based fees and sales of subscription services. For the three months ended March 31, 2016 and 2015, the Company recognized $6 thousand and $0.7 million, respectively, as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
As of March 31, 2016 and December 31, 2015, the Company had total accrued liabilities of $2.5 million and $2.7 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.6 million and $0.8 million were included in current “Sales tax liability” on the condensed consolidated balance sheets, respectively, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that the Company’s local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until later this year or next year, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.
The Company has investigated the claims alleged in the complaint and believes that it has good defenses to the claims. While the Company does not believe that it is probable that a loss has been incurred, the ultimate resolution of the matter could potentially result in a loss. Management’s best estimate of the low end of the range of the potential loss is zero. At this time, it is not possible to reasonably estimate the high end of the range of the potential loss, which could be material to the Company’s results of operations. Accordingly, the Company has not accrued a loss related to this matter.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and thus there are no claims that the Company is aware of that would have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.
10. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands).

	Three Months Ended
	March 31, 2016	March 31, 2015
United States	$35,593	$28,279
International	2,422	1,995
Total revenue	$38,015	$30,274
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	March 31, 2016	December 31, 2015
United States	$10,736	$10,939
International	2,059	2,286
Property and equipment, net	$12,795	$13,225
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating approximately three billion interactions between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces ("APIs"). Our VCC cloud platform routes each customer interaction to an appropriate agent resource, and delivers relevant customer data to the agent in real-time to optimize the customer experience. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment and can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2016 and 2015, subscription and related usage fees accounted for 95% and 97% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $38.0 million for the three months ended March 31, 2016 from $30.3 million for the three months ended March 31, 2015. Revenue growth has primarily been driven by our larger clients. For each of the three months ended March 31, 2016 and 2015, no single client accounted for more than 10% of our total revenue. As of March 31, 2016, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately1,000 agent seats.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth, adjusted EBIDTA and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our client base, particularly in larger opportunities, grow revenue from our existing client base, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In order to pursue these opportunities, we anticipate that we will continue to expand our operations and headcount in the near term.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	March 31, 2016	March 31, 2015
Annual Dollar-Based Retention Rate	98%	95%
The increase in our Annual Dollar-Based Retention Rate from March 31, 2015 to March 31, 2016 was primarily due to our larger clients both increasing the number of agent seats and increasing the revenue per agent seat. We expect the Annual Dollar-Based Retention Rate to gradually increase over time, partly due to the higher mix of larger clients with higher retention rates.
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

The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(4,911)	$(8,903)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,103	1,775
Stock-based compensation (2)	1,994	2,235
Interest expense	1,199	1,139
Interest income and other	45	(2)
Provision for income taxes	28	18
Out of period adjustment for sales tax liability (3)	—	575
Adjusted EBITDA	$458	$(3,163)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Cost of revenue	$1,680	$1,439
Research and development	148	87
Sales and marketing	53	49
General and administrative	222	200
Total depreciation and amortization	$2,103	$1,775
(2) See Note 6 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative expense. The 2015 amount represents an immaterial out of period adjustment for 2011 through 2014. See Note 9 of the notes to the condensed consolidated financial statements included in this report.
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
In addition, we generate professional services revenue from assisting clients in implementing our solution and optimizing its use. These services include application configuration, system integration and education and training services. Professional services are primarily billed on a fixed-fee basis and are typically performed by us directly. In limited cases, our clients choose to perform these services themselves or engage their own third-party service providers to perform such services. Professional services are recognized as the services are performed using the proportional performance method, with performance measured based on labor hours, provided all other criteria for revenue recognition are met.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service. As our business grows, we expect to continue to realize economies of scale in network infrastructure, personnel and client support.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing and general and administrative expenses.
Research and Development.    Our research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal-use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect research and development expenses to increase in absolute dollars in the foreseeable future, although these expenses as a percentage of our revenue are expected to continue to decrease over time.
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
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses (including stock-based compensation) for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars from period to period but continue to decline as a percentage of revenue over time.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases. We expect interest expense for our outstanding debt to decrease as we continue to reduce the outstanding principal balances. We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.

Results of Operations for the Three Months Ended March 31, 2016 and 2015
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	100%	100%
Cost of revenue	44%	49%
Gross profit	56%	51%
Operating expenses:
Research and development	15%	20%
Sales and marketing	33%	33%
General and administrative	18%	24%
Total operating expenses	66%	77%
Loss from operations	(10)%	(26)%
Other income (expense), net:
Interest expense	(3)%	(4)%
Interest income and other	—%	1%
Total other income (expense), net	(3)%	(3)%
Loss before income taxes	(13)%	(29)%
Provision for income taxes	—%	—%
Net loss	(13)%	(29)%
Revenue

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

	(in thousands, except percentages)
Revenue	$38,015	$30,274	$7,741	26%
The increase in revenue for the three months ended March 31, 2016 compared to the same period of 2015 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For the three months ended March 31, 2016 and 2015, the majority of our revenue was from our larger clients. Our average recurring revenue per agent seat has been increasing slightly between these periods due mainly to increased sales of add on products.
Cost of Revenue

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$16,610	$14,778	$1,832	12%
% of Revenue	44%	49%
The increase in cost of revenue for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to a $1.0 million increase in cash-based personnel costs driven by increased headcount, a $0.5 million increase in third party hosted software costs due to increased client activities, a $0.4 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, and a $0.4 million increase in facility-related costs. The remainder of the increase was primarily due to our business growth and system implementations. These increases were offset in part by a $1.0 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$21,405	$15,496	$5,909	38%
% of Revenue	56%	51%
The increase in gross margin for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to improved efficiencies in usage and professional services, and to continued benefit from economies of scale as our revenue increased.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

	(in thousands, except percentages)
Research and development	$5,802	$6,038	$(236)	(4)%
% of Revenue	15%	20%
The decrease in research and development expenses for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to a $0.3 million decrease in cash-based personnel-related costs resulting from decreased headcount.
Sales and Marketing

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$12,706	$9,931	$2,775	28%
% of Revenue	33%	33%
The increase in sales and marketing expenses for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to a $1.1 million increase in cash-based personnel-related costs, a $0.7 million increase in commissions paid to sales personnel driven by the growth in sales and bookings of our solution, a $0.5 million increase in discretionary and other marketing-related expenses, and a $0.3 million increase in business travel and related expenses. These increases were primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness.
General and Administrative

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$6,536	$7,275	$(739)	(10)%
% of Revenue	18%	24%

The decrease in general and administrative expenses for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to a $0.6 million immaterial out of period adjustment recorded in the first quarter of 2015 for additional sales taxes for certain revenue earned during the period 2011 through 2014.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,199)	$(1,139)	$(60)	5%
Interest income and other	(45)	2	(47)	(2,350)%
Total other income (expense), net	$(1,244)	$(1,137)	$(107)	9%
% of Revenue	(3)%	(3)%
For the three months ended March 31, 2016, other income (expense), net did not change significantly from the same period of 2015.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of March 31, 2016, we had cash and cash equivalents totaling $57.8 million.
We maintain a revolving line of credit of $20.0 million (“Revolving Credit Facility”) with a lender under our 2013 Loan and Security Agreement, which was entered into in March 2013 and last amended in December 2014 (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). The Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50% and matures on December 1, 2016. As of March 31, 2016, we had borrowed $12.5 million under the Revolving Credit Facility and the amount available for additional borrowings was $7.5 million. In addition, as of March 31, 2016, we also had $2.0 million in principal amount outstanding under a $5.0 million term loan that matures in March 2017 under the 2013 Loan and Security Agreement. The 2013 Loan and Security Agreement contains certain covenants, including the requirement that we maintain $7.5 million of cash deposited with the lender for the term of the agreement and includes the occurrence of a material adverse effect, as defined in the agreement and determined by the lender, as an event of default. As of March 31, 2016, we were in compliance with these covenants. We intend to refinance the revolving credit facility with a new facility before the current one expires.
As of March 31, 2016, we also had $19.3 million in principal amount outstanding under a $20.0 million term loan under our 2014 Loan and Security Agreement, which was entered into in February 2014 and last amended in February 2015 (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). The $20.0 million term loan bears interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest is due and payable monthly during the term of the loan and commenced in February 2014. Monthly principal payments were due beginning in February 2016 based on 1/60th of the outstanding balance at that time and will continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. The 2014 Loan and Security Agreement contains certain covenants and includes the occurrence of a material adverse event, as defined in the agreement and determined by the lenders, as an event of default. As of March 31, 2016, we were in compliance with these covenants.
In addition, as of March 31, 2016, we had a $1.5 million FCC civil penalty payable to the U.S. Treasury and $1.1 million outstanding principal amount under a promissory note with the USAC (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q).
We believe our existing cash and cash equivalents and the amount available for borrowing under our Revolving Credit Facility (or any refinancing of the facility) will be sufficient to meet our working capital and capital expenditure needs at least through March 31, 2017. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Net cash provided by (used in) operating activities	$52	$(5,753)	$5,805	(101)%
Net cash (used in) provided by investing activities	(252)	462	(714)	(155)%
Net cash used in financing activities	(517)	(2,352)	1,835	(78)%
Net decrease in cash and cash equivalents	$(717)	$(7,643)	$6,926	(91)%
Cash Flows from Operating Activities
Cash provided by or used in operating activities is primarily influenced by our personnel-related expenditures, datacenters and telecommunications carriers costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of client payments. If we continue to improve our financial results, we expect net cash provided by operating activities to increase. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the three months ended March 31, 2016 and 2015, our days-sales-outstanding were 27 and 24 days, respectively.
During the three months ended March 31, 2016, net cash provided by operating activities was $52 thousand as compared to net cash used by operating activities of $5.8 million for the same period of 2015. The improvement was primarily due to a $4.0 million decrease in net loss after adjusting for non-cash expenses and a $1.8 million favorable change in net cash flows resulting from changes in operating assets and liabilities.
During the three months ended March 31, 2016, cash inflows from changes in operating assets and liabilities included a $1.9 million increase in accrued and other liabilities primarily for ESPP withholdings for employees for the purchase period that commenced in November 2015, additional employee paid-time-off liability due to timing of usage and sales commissions driven by the growth in sales and bookings of our solution, a $1.7 million increase in deferred revenue primarily attributable to increased billings, and a $0.8 million increase in accounts payable related to timing of liabilities and payments. Cash outflows from changes in operating assets and liabilities included primarily a $2.0 million increase in accounts receivable due to increased sales, and a $1.7 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies.
During the three months ended March 31, 2015, cash outflows from changes in operating assets and liabilities included primarily a $1.6 million decrease in accounts payable related to timing of liabilities and payments, a $1.2 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $0.5 million increase in accounts receivable due to increased sales. Cash inflows from changes in operating assets and liabilities included a $1.1 million increase in accrued and other liabilities primarily for ESPP withholdings for employees for the purchase period started in November 2014 and additional employee paid-time-off liability due to timing of usage, a $1.0 million increase in accrued federal fees and sales tax liability as a result of an immaterial $0.6 million out of period adjustment for additional sales tax liability recorded in the first quarter of 2015, as well as increased client usage, and a $0.3 million increase in deferred revenue primarily attributable to increased billings.

Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended March 31, 2016 was for purchase of property and equipment.
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
Cash Flows from Financing Activities
During the three months ended March 31, 2016, cash used in financing activities of $0.5 million was primarily for repayments of $2.9 million on our capital lease and notes payable obligations, offset in part by cash received from stock option exercises of $2.4 million.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, our critical accounting policies did not materially change.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for a customer’s accounting for service contracts. A company can elect to adopt the ASU either prospectively or retrospectively. We adopted this guidance prospectively beginning in the first quarter of 2016 and it did not have a material effect on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance retrospectively beginning in the first quarter of 2016 and the adoption did not have a material effect on our condensed consolidated financial statements for the prior periods or the current period reported.
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

Recent Accounting Pronouncements Not Yet Effective
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for us beginning in the first quarter of 2017 with early application permitted. We are currently assessing the effect the guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for both finance, or capital, and operating leases with lease terms of more than 12 months. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting will remain largely unchanged from current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU No. 2014-09 was originally scheduled to be effective for the Company's annual and interim reporting periods beginning January 1, 2017. The standard permits the use of either the retrospective or the cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year while providing an option to early adopt the standard on the original effective date. Accordingly, the new revenue standard is effective for our annual and interim reporting periods beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations under the new revenue standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) licensing implementation guidance. We have not yet selected a transition method or determined the effect of these ASUs on our ongoing financial reporting.
Off Balance Sheet Arrangements
As of March 31, 2016, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and did not change during the three months ended March 31, 2016 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of March 31, 2016, total minimum future payment commitments under these capital leases added during the three months ended March 31, 2016 were approximately $1.7 million, of which $0.5 million is due in 2016, with the remainder due over approximately 28 months.
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
Interest Rate Sensitivity
As of March 31, 2016, we had cash and cash equivalents of $57.8 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of March 31, 2016, we had a total of $33.8 million outstanding borrowings under our variable interest rate debt or financing agreements. See Note 5 of the notes to condensed consolidated financial statements of this Form 10-Q for a detailed discussion of our indebtedness. For the three months ended March 31, 2016, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.1 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to foreign currency risk. Our operating expenses are primarily denominated in the currencies of the countries in which our operations are located, which are primarily the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.2 million on our operating results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are subject to certain legal and regulatory proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters.
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until later this year or next year, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

•	network outages or security breaches, which may result in the loss of clients, client credits and harm to our reputation;

•	seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year;

•	inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;

•	the timing of recognition of revenues;

•	increases or decreases in the elements of our solution or pricing changes upon any renewals of client agreements;

•	changes in our pricing policies or those of our competitors;

•	the level of professional services and support we provide our clients;

•	the components of our revenue;

•	the addition or loss of key clients, including through acquisitions or consolidations;

•	general economic, industry and market conditions;

•	the timing of costs and expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	compliance with, or changes in, the current and future regulatory environment;

•	the hiring, training and retention of key employees;

•	litigation or other claims against us;

•	our ability to obtain additional financing; and

•	advances and trends in new technologies and industry standards.
If we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new clients, add additional agent seats and sell additional functionality to existing clients, and encourage existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or upsell existing clients based on pricing, cost of ownership, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing clients, attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth.
Furthermore, a portion of our revenue is generated by acquiring domestic and international telecommunications minutes from wholesale telecommunication service providers and reselling those minutes to our clients. As a result, we must resell more minutes if telecommunications rates decrease to maintain our level of usage revenue.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the three months ended March 31, 2016, our revenue was $38.0 million, which increased by $7.7 million, or 26%, from $30.3 million for the same period of 2015. For the years ended December 31, 2015, 2014 and 2013, our revenue was $128.9 million, $103.1 million and $84.1 million, respectively, representing year-over-year growth of 25% and 23%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•	compete with other vendors of cloud-based enterprise contact center systems to capture market share from providers of legacy on-premise systems;

•	increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	introduce our solution to new markets outside the United States and increase global awareness of our brand;

•	strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced solutions; and

•	selectively pursue acquisitions.
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
Moreover, we continue to expand our headcount and operations. We grew from 630 employees as of December 31, 2014 to 702 employees as of March 31, 2016. We have also increased the size of our client base to over 2,000 clients. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer-telephony integration ("CTI") heritage, such as Aspect, Genesys, and Interactive Intelligence. These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact and LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats or termination of their contracts. Subscriptions and related usage by our existing clients may decrease if:

•	the volume of minutes for inbound and outbound interactions between our clients and their customers decreases;

•	clients are not satisfied with our services, prices or the functionality of our solution;

•	the stability, performance and security of our hosting infrastructure and hosting services are not satisfactory;

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or other reasons;

•	competition increases from other contact center providers;

•	alternative technologies, products or features emerge that we do not provide;

•	our clients or potential clients experience financial difficulties; or

•	the U.S. or global economy declines.
If our existing clients’ subscriptions and related usage decrease or are terminated, we will need to spend more money to acquire new clients to maintain our existing level of revenues. We incur significant costs and expenses, including sales and marketing expenses, to acquire new clients, and those costs and expenses are an important factor in determining our net profitability. There can be no assurance that our efforts to acquire new clients will be successful.

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
Furthermore, we may not be able to provide the configuration and integration services that larger organizations typically require. For example, our solution does not currently permit clients to modify our code, but instead requires them to use our set of APIs. If prospective clients require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, they will need to use our services or third-party service providers or we may lose sales opportunities with larger organizations and our business could suffer.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $4.9 million and $8.9 million in the three months ended March 31, 2016 and 2015, respectively, and a net loss of $25.8 million in the year ended December 31, 2015. As of March 31, 2016, we had an accumulated deficit of $159.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our historical or recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability, including positive adjusted EBITDA.
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
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue levels, and plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
If our solution fails, or is perceived to fail, to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations. Moreover, our clients could incorrectly implement or inadvertently misuse our products, which could result in client dissatisfaction and harm the perceived utility of our products and brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could elect to cancel or not renew our solution, seek payment credits or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits and an increase in collection cycles for accounts receivable. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources.
Any product liability, intellectual property, warranty or other claims against us could damage our reputation and relationships with our clients, and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such claims. Also, our insurer may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our clients for our services or related taxes and administrative fees.

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

Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where software development services are performed. We have also started to ramp sales, marketing and support personnel in the U.K. to maintain and support our European data centers and to provide service and support to clients in certain countries of the European Union. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

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
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of March 31, 2016, we had $19.3 million outstanding under a loan and security agreement for a term loan, $14.5 million outstanding (comprised of $12.5 million under the revolving line of credit and $2.0 million outstanding under a term loan) under a loan and security agreement, $1.1 million outstanding under a promissory note with the USAC, and a $1.5 million FCC civil penalty payable to the U.S. Treasury. See Note 5 of the notes to condensed consolidated financial statements.
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
U.S. GAAP are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements completed before the change is effective.

New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
For example, we recognize revenue in accordance with ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (formerly known as EITF 08-01). In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The new standard is effective for our annual and interim reporting periods beginning January 1, 2018. All companies that enter into contracts with customers to transfer goods or services will be affected in some way by ASU 2014-09. As a result of future interpretations or applications of existing and new accounting standards, including ASU 2014-09 and ASU 2009-13, the timing of our revenue recognition could change, which would cause fluctuations in our operating results.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An IRC Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change prior to 2014 and the disclosed amounts of our net operating losses and potential tax credits have been reduced for the effect of the IRC Section 382 limitations. Subsequent or future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change” again, which would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our net operating loss carryforwards and harm our profitability.
Risks Related to Our Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of March 31, 2016, our intellectual property portfolio included nine registered and one pending U.S. trademarks, ten issued U.S. patents, four pending U.S. patent applications and one registered U.S. copyright. As of March 31, 2016, we also had four issued patents, twelve pending patent applications and fourteen limited trademark registrations outside the U.S.

The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc. (“NobelBiz”) filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8,135,122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the prior patent and addresses the same technology. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. See “Part II, ITEM 1. Legal Proceedings.” If NobelBiz is successful in its request for injunctive relief, we will have to stop providing the accused technology, enter into a license agreement with NobelBiz for the technology or modify our technology, any of which could harm our business. There can be no assurance that we (i) will prevail in either of these actions, (ii) can develop non-infringing technology that is accepted in the market if we are enjoined from using the accused technology or (iii) will be able to negotiate favorable licensing terms with either plaintiff. There can also be no assurance that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us.
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
We have designed our solution to comply with these laws. To the extent that our solution is viewed by clients or potential clients as less functional, or more difficult to deploy or use, because of our solution’s compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our clients who use our solution to place calls also expressly require them to comply with all such laws and to indemnify us for any failure to do so. We take reasonable steps to confirm such compliance. Even with these efforts, it is possible that the FTC, FCC, private litigants or others may attempt to hold our clients, or us as a software provider, responsible for alleged violations of these laws. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our clients. Additionally, these laws, and any changes to them or the interpretation thereof, that further restrict calling consumers, including to wireless phone numbers, adverse publicity regarding the alleged or actual failure by companies, including our clients and competitors, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our solution by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows.
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
Prior to 2016, we had not collected or remitted taxes for our sales in Canada. During the second quarter of 2015, we reviewed the taxability of our sales in Canada and determined that we were obligated to collect from our Canadian clients and remit to the Canadian federal and certain provincial governments VAT and/or PST. We commenced collecting and remitting such taxes in January 2016.
We have accrued a contingent liability for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 9 of the notes to condensed consolidated financial statements.
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
We are subject to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of March 31, 2016, we had a promissory note issued to USAC with an outstanding principal balance of $1.1 million for the undisputed portion and an accrued liability of $4.9 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the condensed consolidated balance sheet. See Note 9 of the notes to condensed consolidated financial statements. Although we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.

In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to condensed consolidated financial statements.
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
Among the regulations to which we are subject, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act ("CALEA"), which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	contributions to the USF which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding Customer Proprietary Network Information ("CPNI"), which prohibit us from using such information without client approval, subject to certain exceptions.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the three months ended March 31, 2016, the sale price per share of our common stock ranged from a low of $6.14 to a high of $9.84. Factors that may contribute to continuing volatility in the price of our common stock include:

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
As of March 31, 2016, the holders of up to approximately 20,985,805 shares of our outstanding common stock (including shares of common stock issuable upon exercise of our warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
Our directors, executive officers and significant stockholders, who hold approximately 53% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of March 31, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 53% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Five9;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Five9.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

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

10.1+	Five9 Inc. 2016 Executive Bonus Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2016 (File No. 001-36383) and incorporated by reference herein).
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+ Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.

Date:	May 10, 2016	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	May 10, 2016	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)