Form 10-Q
period 2016-06-30
Five9, Inc.
filed 2016-08-04
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 25, 2016, there were 52,554,124 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,638	$58,484
Accounts receivable, net	10,765	10,567
Prepaid expenses and other current assets	3,390	2,184
Total current assets	71,793	71,235
Property and equipment, net	13,188	13,225
Intangible assets, net	1,785	2,041
Goodwill	11,798	11,798
Other assets	932	934
Total assets	$99,496	$99,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,004	$2,569
Accrued and other current liabilities	9,153	7,911
Accrued federal fees	6,008	5,684
Sales tax liability	1,215	1,262
Revolving line of credit	12,500	12,500
Notes payable	6,576	7,212
Capital leases	5,271	4,972
Deferred revenue	7,898	6,413
Total current liabilities	51,625	48,523
Sales tax liability — less current portion	1,650	1,915
Notes payable — less current portion	14,572	17,327
Capital leases — less current portion	4,617	4,606
Other long-term liabilities	579	582
Total liabilities	73,043	72,953
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 52,554 shares and 51,165 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	53	51
Additional paid-in capital	189,199	180,649
Accumulated deficit	(162,799)	(154,420)
Total stockholders’ equity	26,453	26,280
Total liabilities and stockholders’ equity	$99,496	$99,233
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$38,886	$30,274	$76,901	$60,548
Cost of revenue	16,764	14,270	33,374	29,048
Gross profit	22,122	16,004	43,527	31,500
Operating expenses:
Research and development	5,799	5,568	11,601	11,606
Sales and marketing	12,637	10,594	25,343	20,525
General and administrative	5,882	6,027	12,418	13,302
Total operating expenses	24,318	22,189	49,362	45,433
Loss from operations	(2,196)	(6,185)	(5,835)	(13,933)
Other expense, net:
Interest expense	(1,197)	(1,155)	(2,396)	(2,294)
Interest income and other	(33)	(49)	(78)	(47)
Total other expense, net	(1,230)	(1,204)	(2,474)	(2,341)
Loss before income taxes	(3,426)	(7,389)	(8,309)	(16,274)
Provision for (benefit from) income taxes	42	(20)	70	(2)
Net loss	$(3,468)	$(7,369)	$(8,379)	$(16,272)
Net loss per share:
Basic and diluted	$(0.07)	$(0.15)	$(0.16)	$(0.33)
Shares used in computing net loss per share:
Basic and diluted	52,143	49,980	51,760	49,708
Comprehensive Loss:
Net loss	$(3,468)	$(7,369)	$(8,379)	$(16,272)
Other comprehensive income (loss):
Change in unrealized gain/loss on short-term investments, net of tax	—	1	—	—
Comprehensive loss	$(3,468)	$(7,368)	$(8,379)	$(16,272)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(8,379)	$(16,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,163	3,685
Provision for doubtful accounts	41	134
Stock-based compensation	4,408	4,065
Loss on disposal of property and equipment	2	9
Amortization of debt discount	178	171
Others	(7)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(245)	(57)
Prepaid expenses and other current assets	(1,206)	(2,268)
Other assets	62	(87)
Accounts payable	357	(1,394)
Accrued and other current liabilities	1,389	2,035
Accrued federal fees and sales tax liability	12	165
Deferred revenue	1,535	163
Other liabilities	(53)	(58)
Net cash provided by (used in) operating activities	2,257	(9,710)
Cash flows from investing activities:
Purchases of property and equipment	(568)	(414)
(Increase) Decrease in restricted cash	(60)	806
Purchase of short-term investments	—	(20,000)
Proceeds from maturity of short-term investments	—	40,000
Net cash (used in) provided by investing activities	(628)	20,392
Cash flows from financing activities:
Proceeds from exercise of common stock options	3,352	349
Proceeds from sale of common stock under ESPP	792	680
Repayments of notes payable	(3,563)	(1,572)
Payments of capital leases	(3,056)	(3,095)
Net cash used in financing activities	(2,475)	(3,638)
Net (decrease) increase in cash and cash equivalents	(846)	7,044
Cash and cash equivalents:
Beginning of period	58,484	58,289
End of period	$57,638	$65,333
Non-cash investing and financing activities:
Equipment obtained under capital lease	$3,352	$2,394
Equipment purchased and unpaid at period-end	102	34
See accompanying notes to the condensed consolidated financial statements.

FIVE9, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud software for contact centers. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe and Asia, which primarily provide research, development, sales, marketing, and client support services.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, there were no changes to the Company's significant accounting policies.
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
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for certain types of financial assets held. ASU 2016-13 is effective for the Company in its first quarter of 2020, and earlier adoption is permitted beginning in the first quarter of 2019. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for both finance, or capital, and operating leases with lease terms of more than 12 months. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting will remain largely unchanged from current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. The Company is currently assessing the effect the adoption of this standard will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Topic 606 is effective for the Company's annual and interim reporting periods beginning January 1, 2018 using either a retrospective or a cumulative effect transition method. The Company has not yet selected a transition method or determined the effect of these ASUs on its ongoing financial reporting.

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
The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	June 30, 2016
	Total	Level 1
Assets
Cash equivalents
Money market funds	$20,047	$20,047

	December 31, 2015
	Total	Level 1
Assets
Cash equivalents
Money market funds	$20,010	$20,010
3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Cash	$37,591	$38,474
Money market funds	20,047	20,010
Cash and cash equivalents	$57,638	$58,484
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts receivable	$9,901	$9,554
Unbilled trade accounts receivable, net of advance client deposits	872	1,028
Allowance for doubtful accounts	(8)	(15)
Accounts receivable, net	$10,765	$10,567
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid expenses	$3,034	$1,800
Other current assets	356	384
Prepaid expenses and other current assets	$3,390	$2,184

Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer and network equipment	$33,358	$30,277
Computer software	4,008	3,566
Internal-use software development costs	453	128
Furniture and fixtures	1,130	1,113
Leasehold improvements	622	619
Property and equipment	39,571	35,703
Accumulated depreciation and amortization	(26,383)	(22,478)
Property and equipment, net	$13,188	$13,225
Depreciation and amortization expense associated with property and equipment was $1.9 million and $3.9 million for the three and six months ended June 30, 2016, respectively, and $1.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	June 30, 2016	December 31, 2015
Gross	$30,648	$27,302
Less: accumulated depreciation and amortization	(19,794)	(16,429)
Total	$10,854	$10,873
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation and benefits	$6,675	$5,718
Accrued expenses	2,478	2,193
Accrued and other current liabilities	$9,153	$7,911
4. Intangible Assets
The components of intangible assets were as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(951)	$1,509	$2,460	$(775)	$1,685
Customer relationships	520	(281)	239	520	(229)	291
Domain names	50	(27)	23	50	(22)	28
Non-compete agreements	140	(126)	14	140	(103)	37
Total	$3,170	$(1,385)	$1,785	$3,170	$(1,129)	$2,041

Amortization expense related to intangible assets was $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2016	$247
2017	465
2018	442
2019	351
2020	280
Total	$1,785
5. Debt
2013 Loan and Security Agreement
Prior to the effectiveness of the 2016 Loan and Security Agreement that was entered into on August 1, 2016 (see Note 11), the Company had a revolving line of credit of up to $20.0 million (“Prior Revolving Credit Facility”) under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014 (“2013 Loan and Security Agreement”). The Prior Revolving Credit Facility carried a variable annual interest rate of the prime rate plus 0.50% and would mature on December 1, 2016.
The 2013 Loan and Security Agreement was collateralized by substantially all the assets of the Company. The balance outstanding cannot exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund (“USF”) obligation (accrued federal fees). As of June 30, 2016 and December 31, 2015, the outstanding principal balance under the Prior Revolving Credit Facility was $12.5 million, which is disclosed as a current liability, and the amount available for additional borrowings was $7.5 million.
In connection with its acquisition of SoCoCare in October 2013, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments were due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of June 30, 2016 and December 31, 2015, approximately $1.5 million and $2.5 million, respectively, in principal amount of this Term Loan was outstanding and is included as notes payable in the condensed consolidated balance sheets.
The 2013 Loan and Security Agreement contained certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants as of June 30, 2016. The 2013 Loan and Security Agreement remained senior to other debt, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
Prior to the effectiveness of the 2016 Loan and Security Agreement that was entered into on August 1, 2016 (see Note 11), the Company had a term loan facility of $30.0 million with a syndicate of two lenders (“Lenders”), which was entered into in February 2014 and amended in December 2014 and February 2015 (the “2014 Loan and Security Agreement”). The term loan facility was available to the Company in tranches. The first tranche for $20.0 million was advanced upon the closing of the agreement. The remaining $10.0 million was available for drawdown by the Company until February 20, 2016 in $1.0 million increments, which expired on February 20, 2016. The Company incurred $0.4 million in debt costs in connection with borrowing the first tranche in February 2014. The term loan bore interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest was due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments were due beginning in February 2016 based on 1/60th of the outstanding balance at that time and would continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. As of June 30, 2016 and December 31, 2015, respectively, $18.3 million and $20.0 million of this loan facility was outstanding and is included as notes payable in the condensed consolidated balance sheets.
The term loan was secured by substantially all the assets of the Company and was subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contained certain covenants and included the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. As of June 30, 2016, the Company was in compliance with these covenants.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the Lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. Based on the drawdown of $20.0 million in February 2014, 118,577 shares of common stock issuable under the warrants vested and are exercisable by the Lenders. The fair value of these vested warrants of $1.0 million was recorded as a discount against the debt proceeds and was being recognized as additional interest expense over the term of the loan. The remaining 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million did not vest and were no longer exercisable on February 20, 2016 when the $10.0 million was no longer available for borrowing.
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carried a fixed annual interest rate of 12.75% and was repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of June 30, 2016 and December 31, 2015, approximately $0.8 million and $1.5 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission ("FCC") Enforcement Bureau (Note 9), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of June 30, 2016 and December 31, 2015, the outstanding civil penalty payable was $1.3 million and $1.7 million, respectively, of which the net carrying value was $1.2 million and $1.4 million, respectively, and are included as 'Notes payable' in the accompanying condensed consolidated balance sheets.

As of June 30, 2016 and December 31, 2015, the Company’s outstanding debt is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Term loan under 2014 Loan and Security Agreement	$18,333	$20,000
Term loan under 2013 Loan and Security Agreement	1,500	2,500
Promissory note to USAC	811	1,459
FCC civil penalty	1,333	1,667
Total notes payable, gross	21,977	25,626
Less: discount	(829)	(1,087)
Total notes payable, net carrying value	21,148	24,539
Revolving line of credit	12,500	12,500
Total debt, net carrying value	$33,648	$37,039
Less: current portion of debt *	(19,076)	(19,712)
Total debt, less current portion **	14,572	17,327

* Included in ‘Revolving line of credit’ and ‘Notes payable’ in the condensed consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ in the condensed consolidated balance sheets.
Future principal payments of the Company’s outstanding debt as of June 30, 2016 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2016	$16,524
2017	5,286
2018	4,334
2019	8,333
Total	$34,477
6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2016 and December 31, 2015, the Company had 52,554,124 shares and 51,164,621 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2016 and December 31, 2015, the Company had no shares of preferred stock issued and outstanding.
Warrants
As of June 30, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 131,597 shares and 190,885 shares of common stock, respectively, with a weighted-average exercise price of $9.89 per share and $9.96 per share, respectively. These warrants expire primarily in October 2023 and February 2024.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

June 30, 2016
Stock options outstanding	5,831
Restricted stock units outstanding	2,228
Shares available for future grant under 2014 Plan	6,263
Shares available for future issuance under ESPP	1,258
Common stock warrants outstanding	132
Total shares of common stock reserved	15,712
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
No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. After the IPO, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan. As of June 30, 2016, 6,263,141 shares of common stock were available for future grant under the 2014 Plan.
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2016 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	6,092	$4.58
Options granted (weighted average grant date fair value of $4.00 per share)	724	8.54
Options exercised	(713)	4.70
Options forfeited or expired	(272)	6.80
Outstanding as of June 30, 2016	5,831	$4.95	6.4	$40,709
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $11.90 per share as of June 30, 2016 for all in-the-money options outstanding.

Restricted Stock Units
A summary of the Company's restricted stock unit ("RSU") activity during the six months ended June 30, 2016 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2015	1,818	$5.01
RSUs granted	1,005	8.45
RSUs vested and released	(512)	5.31
RSUs forfeited	(83)	5.64
Outstanding as of June 30, 2016	2,228	$6.47
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("ESPP") became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 511,646 additional shares were reserved under the ESPP on January 1, 2016. As of June 30, 2016, 1,258,442 shares of common stock were available for future grants under the ESPP.
During the three and six months ended June 30, 2016, 164,310 shares were purchased on May 13, 2016 at a price of $4.82 per share under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of revenue	$329	$218	$594	$406
Research and development	528	340	963	914
Sales and marketing	544	458	978	982
General and administrative	1,013	814	1,873	1,763
Total stock-based compensation	$2,414	$1,830	$4,408	$4,065
As of June 30, 2016, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$6,951	$12,218	$328
Weighted-average amortization period	2.4 years	3.0 years	0.4 years
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
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three and six months ended June 30, 2016 and 2015 were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expected term (years)	6.1	6.1	6.0	6.1
Volatility	48%	49%	48%	49%
Risk-free interest rate	1.2%	1.5%	1.5%	1.5%
Dividend yield	—	—	—	—
7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three and six months ended June 30, 2016 and 2015, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(3,468)	$(7,369)	$(8,379)	$(16,272)
Weighted-average shares used in computing basic and diluted net loss per share	52,143	49,980	51,760	49,708
Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.16)	$(0.33)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	June 30, 2016	June 30, 2015
Stock options	5,831	6,775
Restricted stock units	2,228	1,526
ESPP	147	178
Common stock warrants	132	360
Total	8,338	8,839
8. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2016 was approximately $42 thousand and $70 thousand, respectively. The benefit from income taxes for the three and six months ended June 30, 2015 was approximately $20 thousand and $2 thousand, respectively. The provision for or benefit from income taxes consisted primarily of foreign income taxes.
For the three and six months ended June 30, 2016 and 2015, the provision for or benefit from income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2016 and December 31, 2015. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and six months ended June 30, 2016, there were no material changes to the total amount of unrecognized tax benefits.
9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2015 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and did not change materially during the six months ended June 30, 2016 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of June 30, 2016, the total minimum future payment commitments under these capital leases added during the six months ended June 30, 2016 were approximately $3.8 million, of which $0.8 million is due in 2016, with the remainder due over approximately 31 months.
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
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of June 30, 2016 and December 31, 2015, the principal balance of the promissory note payable was $0.8 million and $1.5 million, respectively, and is included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, as of June 30, 2016 and December 31, 2015, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $5.1 million and $4.9 million, respectively, included in accrued federal fees on the condensed consolidated balance sheets. For the three and six months ended June 30, 2016, the Company recorded interest and penalty expenses of $0.1 million and $0.3 million as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
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
During the three months ended June 30, 2016 and 2015, respectively, the Company remitted $25 thousand and $0.9 million for its contingent sales taxes on both usage-based fees and sales of subscription services. During the six months ended June 30, 2016 and 2015, the Company has remitted $0.3 million and $0.9 million, respectively, for its contingent sales taxes on both usage-based fees and sales of subscription services.
The Company recognized a $0.2 million gain and a $0.2 million gain for the three and six months ended June 30, 2016, respectively, and $0.3 million expense and $1.0 million expense for the three and six months ended June 30, 2015, respectively, as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
As of June 30, 2016 and December 31, 2015, the Company had total accrued liabilities of $2.2 million and $2.7 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.3 million and $0.8 million were included in current “Sales tax liability” on the condensed consolidated balance sheets, respectively, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that the Company’s local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until late 2016 or into 2017, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.
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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
United States	$36,104	$28,088	$71,697	$56,367
International	2,782	2,186	5,204	4,181
Total revenue	$38,886	$30,274	$76,901	$60,548
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	June 30, 2016	December 31, 2015
United States	$11,178	$10,939
International	2,010	2,286
Property and equipment, net	$13,188	$13,225

11. Subsequent Events
2016 Loan and Security Agreement
On August 1, 2016, the Company entered into a loan and security agreement (the “2016 Loan and Security Agreement”) with two lenders for a revolving line of credit (the “New Revolving Credit Facility”) of up to $50.0 million. The New Revolving Credit Facility matures in August 2019. The New Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50% or the prime rate plus 0.75% if our adjusted EBITDA is negative at the end of any fiscal quarter. Upon the effectiveness of the 2016 Loan and Security Agreement, the Company immediately drew down $32.6 million and terminated the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement by repaying the aggregate outstanding principal, accrued interest and prepayment penalty balances thereunder of $32.4 million along with $0.2 million in administrative fees.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating approximately three billion interactions between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our Virtual Contact Center (“VCC”) cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces ("APIs"). Our VCC cloud platform routes each customer interaction to an appropriate agent resource, and delivers relevant customer data to the agent in real-time to optimize the customer experience. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment and can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and six months ended June 30, 2016, subscription and related usage fees accounted for 94% and 95% of our revenue, respectively. For the three and six months ended June 30, 2015, subscription and related usage fees accounted for 96% and 97% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $38.9 million and $76.9 million for the three and six months ended June 30, 2016 from $30.3 million and $60.5 million for the three and six months ended June 30, 2015. Revenue growth has primarily been driven by our larger clients. For each of the three and six months ended June 30, 2016 and 2015, no single client accounted for more than 10% of our total revenue. As of June 30, 2016, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately 1,000 agent seats.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth, adjusted EBITDA and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our client base, particularly in larger opportunities, grow revenue from our existing client base, develop innovative products and features, and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In order to pursue these opportunities, we anticipate that we will continue to expand our operations and headcount in the near term.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	June 30, 2016	June 30, 2015
Annual Dollar-Based Retention Rate	100%	94%
The increase in our Annual Dollar-Based Retention Rate from June 30, 2015 to June 30, 2016 was primarily due to our larger clients both increasing the number of agent seats and increasing the revenue per agent seat.
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
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(3,468)	$(7,369)	$(8,379)	$(16,272)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,060	1,910	4,163	3,685
Stock-based compensation (2)	2,414	1,830	4,408	4,065
Interest expense	1,197	1,155	2,396	2,294
Interest income and other	33	49	78	47
Provision for (benefit from) income taxes	42	(20)	70	(2)
Out of period adjustment for sales tax liability (3)	—	190	—	765
Adjusted EBITDA	$2,278	$(2,255)	$2,736	$(5,418)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of revenue	$1,616	$1,558	$3,296	$2,997
Research and development	161	102	309	189
Sales and marketing	54	51	107	100
General and administrative	229	199	451	399
Total depreciation and amortization	$2,060	$1,910	$4,163	$3,685
(2) See Note 6 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in general and administrative expense. The 2015 amounts represent immaterial out of period adjustments recorded in the first two quarters of 2015 for 2011 through 2014.
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service. Therefore, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue for the foreseeable future. As our business grows, we expect to continue to realize economies of scale in network infrastructure, personnel and client support.
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

Other Expense, Net
Other expense, net consists primarily of interest expense associated with our debt and capital leases. We expect other expense to increase in the third quarter of 2016 due to losses on the refinancing of debt to be recorded in connection with the repayment of amounts due under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. We expect interest expense for our outstanding debt to decrease due to a lower interest rate for our New Revolving Credit Facility (see Note 11 of the notes to condensed consolidated financial statements included in this Form 10-Q). We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.
Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	43%	47%	43%	48%
Gross profit	57%	53%	57%	52%
Operating expenses:
Research and development	15%	18%	15%	19%
Sales and marketing	32%	35%	33%	34%
General and administrative	16%	20%	17%	22%
Total operating expenses	63%	73%	65%	75%
Loss from operations	(6)%	(20)%	(8)%	(23)%
Other expense, net:
Interest expense	(3)%	(4)%	(3)%	(4)%
Interest income and other	—%	—%	—%	—%
Total other expense, net	(3)%	(4)%	(3)%	(4)%
Loss before income taxes	(9)%	(24)%	(11)%	(27)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(9)%	(24)%	(11)%	(27)%
Revenue

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Revenue	$38,886	$30,274	$8,612	28%	$76,901	$60,548	$16,353	27%
The increase in revenue for the three and six months ended June 30, 2016 compared to the same periods of 2015 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For the three and six months ended June 30, 2016 and 2015, the majority of our revenue was from our larger clients. Our average recurring revenue per agent seat within our larger clients increased slightly between these periods due mainly to increased sales of add on products.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$16,764	$14,270	$2,494	17%	$33,374	$29,048	$4,326	15%
% of Revenue	43%	47%			43%	48%
The increase in cost of revenue for the three and six months ended June 30, 2016 compared to the same periods of 2015 was primarily due to a $1.0 million and a $2.0 million increase in cash-based personnel costs driven by increased headcount, a $0.6 million and a $1.0 million increase in third party hosted software costs due to increased client activities, a $0.5 million and a $0.9 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, and a $0.4 million and a $0.7 million increase in facility-related costs. The remainder of the increase was primarily due to our business growth and system implementations. These increases were offset in part by a $0.2 million and a $1.3 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$22,122	$16,004	$6,118	38%	$43,527	$31,500	$12,027	38%
% of Revenue	57%	53%			57%	52%
The increase in gross margin for the three and six months ended June 30, 2016 compared to the same periods of 2015 was primarily due to improved efficiencies in usage, subscription and professional services, and to continued benefit from economies of scale as our revenue increased.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Research and development	$5,799	$5,568	$231	4%	$11,601	$11,606	$(5)	—%
% of Revenue	15%	18%			15%	19%
For the three and six months ended June 30, 2016, research and development expenses did not change significantly from the same periods of 2015.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$12,637	$10,594	$2,043	19%	$25,343	$20,525	$4,818	23%
% of Revenue	32%	35%			33%	34%
The increase in sales and marketing expenses for the three and six months ended June 30, 2016 compared to the same periods of 2015 was primarily due to a $0.6 million and a $1.8 million increase in cash-based personnel-related costs, a $0.6 million and a $1.3 million     increase in commissions paid to sales personnel driven by the growth in sales and bookings of our solution, and a $0.5 million and a $1.0 million increase in discretionary and other marketing-related expenses. These increases as well as the remainder of the increase were primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness.
General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$5,882	$6,027	$(145)	(2)%	$12,418	$13,302	$(884)	(7)%
% of Revenue	16%	20%			17%	22%
The decrease in general and administrative expenses for the three and six months ended June 30, 2016 compared to the same periods of 2015 was primarily due to a $0.6 million and a $0.2 million immaterial out of period adjustment recorded in the first and the second quarters of 2015 for additional sales taxes for certain revenue earned during the period 2011 through the first quarter of 2015.
Other Expense, Net

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,197)	$(1,155)	$(42)	4%	(2,396)	(2,294)	(102)	4%
Interest income and other	(33)	(49)	16	(33)%	(78)	(47)	(31)	66%
Total other expense, net	$(1,230)	$(1,204)	$(26)	2%	$(2,474)	$(2,341)	$(133)	6%
% of Revenue	(3)%	(4)%			(3)%	(4)%
For the three and six months ended June 30, 2016, other expense, net did not change significantly from the same periods of 2015.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of June 30, 2016, we had cash and cash equivalents totaling $57.6 million.
As of June 30, 2016, we had a total of $32.3 million in principal amount outstanding under two term loans and a revolving credit facility governed by our 2014 Loan and Security Agreement and 2013 Loan and Security Agreement. On August 1, 2016, we entered into the 2016 Loan and Security Agreement with two lenders for the New Revolving Credit Facility of up to $50.0 million. The New Revolving Credit Facility matures in August 2019. Under the terms of the New Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as set forth in Item 2 of this report, see "Annual Dollar-Based Retention Rate"). The New Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50% or the prime rate plus 0.75% if our adjusted EBITDA is negative at the end of any fiscal quarter. Upon the effectiveness of the 2016 Loan and Security Agreement, we immediately drew down $32.6 million and terminated the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement by repaying the aggregate outstanding principal, accrued interest and prepayment penalty balances thereunder of $32.4 million along with $0.2 million in administrative fees.
In addition, as of June 30, 2016, we had a $1.3 million FCC civil penalty payable to the U.S. Treasury and $0.8 million in outstanding principal amount under a promissory note with the USAC (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q).
We believe our existing cash and cash equivalents and the amount available for borrowing under our New Revolving Credit Facility (or any refinancing of the facility) will be sufficient to meet our working capital and capital expenditure needs at least through June 30, 2017. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional funds through the incurrence of additional indebtedness, we will be subject to increased debt service obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could harm our ability to conduct our business.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change
Net cash provided by (used in) operating activities	$2,257	$(9,710)	$11,967	(123)%
Net cash (used in) provided by investing activities	(628)	20,392	(21,020)	(103)%
Net cash used in financing activities	(2,475)	(3,638)	1,163	(32)%
Net (decrease) increase in cash and cash equivalents	$(846)	$7,044	$(7,890)	(112)%
Cash Flows from Operating Activities
Cash provided by or used in operating activities is primarily influenced by our personnel-related expenditures, datacenters and telecommunications carrier costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of client payments. If we continue to improve our financial results, we expect net cash provided by operating activities to increase. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly. For the three months ended June 30, 2016 and 2015, our days-sales-outstanding were 23 and 24 days, respectively.
During the six months ended June 30, 2016, net cash provided by operating activities was $2.3 million as compared to net cash used by operating activities of $9.7 million for the same period of 2015. The improvement was primarily due to an $8.6 million decrease in net loss after adjusting for non-cash expenses and a $3.4 million favorable change in net cash flows resulting from changes in operating assets and liabilities.
During the six months ended June 30, 2016, cash inflows from changes in operating assets and liabilities included a $1.5 million increase in deferred revenue primarily attributable to increased billings, a $1.4 million increase in accrued and other liabilities primarily for sales commissions driven by the growth in sales and bookings of our solution and additional employee paid-time-off liability due to timing, and a $0.4 million increase in accounts payable related to timing of liabilities and payments. Cash outflows from changes in operating assets and liabilities included primarily a $1.2 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $0.2 million increase in accounts receivable due to increased sales.
During the six months ended June 30, 2015, cash outflows from changes in operating assets and liabilities were principally comprised of a $2.3 million increase in prepaid expenses and other current assets primarily related to a Canadian VAT receivable recorded in the three months ended June 30, 2015 and long-term maintenance contracts and annual subscription fees for third-party SaaS services, and a $1.4 million decrease in accounts payable related to timing of liabilities and payments. Cash inflows from changes in operating assets and liabilities was primarily due to a $2.0 million increase in accrued and other liabilities attributable primarily to a Canadian VAT liability recorded in the three months ended June 30, 2015 and additional employee paid-time-off liability due to timing of usage and increased employee headcount and increased bonus accrual driven by our improved financial performance.

Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2016 was primarily for purchase of property and equipment.
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
Cash Flows from Financing Activities
During the six months ended June 30, 2016, cash used in financing activities of $2.5 million was primarily for repayments of $6.6 million on notes payable obligations and our capital leases, offset in part by cash received from stock option exercises of $3.4 million and proceeds of $0.8 million from the sale of common stock under our employee stock purchase plan.
During the six months ended June 30, 2015, cash used in financing activities of $3.6 million was primarily for repayments of $4.7 million on our capital leases and notes payable obligations, offset in part by cash received from stock option and warrants exercises of $0.3 million and proceeds of $0.7 million from the sale of common stock under our employee stock purchase plan.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, our critical accounting policies did not materially change. Please see Note 1 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements
As of June 30, 2016, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and did not change during the six months ended June 30, 2016 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of June 30, 2016, total minimum future payment commitments under these capital leases added during the six months ended June 30, 2016 were approximately $3.8 million, of which $0.8 million is due in 2016, with the remainder due over approximately 31 months thereafter. In August 2016, we also entered into the New Revolving Credit Facility. See “Liquidity and Capital Resources.”
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
Interest Rate Sensitivity
As of June 30, 2016, we had cash and cash equivalents of $57.6 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and six months ended June 30, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of June 30, 2016, we had a total of $32.3 million in outstanding borrowings under our variable interest rate debt or financing agreements. See Note 5 of the notes to condensed consolidated financial statements of this Form 10-Q for a detailed discussion of our indebtedness. For each of the three and six months ended June 30, 2016, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.1 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Substantially all of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to material direct foreign currency risk. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our solution to non-U.S. clients and thereby could reduce demand. A weaker U.S. dollar could have the opposite effect. The precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Our operating expenses are primarily denominated in the currencies of the countries in which our operations are located, which are primarily the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.2 million and $0.4 million, respectively, on our operating results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are subject to certain legal and regulatory proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters.
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until late 2016 or into 2017, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016.
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
For the three months ended June 30, 2016, our revenue was $38.9 million, which increased by $8.6 million, or 28%, from $30.3 million for the same period of 2015. For the six months ended June 30, 2016, our revenue was $76.9 million, which increased by $16.4 million, or 27%, from $60.5 million for the same period of 2015. For the years ended December 31, 2015, 2014 and 2013, our revenue was $128.9 million, $103.1 million and $84.1 million, respectively, representing year-over-year growth of 25% and 23%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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
Moreover, we continue to expand our headcount and operations. We grew from 630 employees as of December 31, 2014 to 717 employees as of June 30, 2016. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer-telephony integration ("CTI") heritage, such as Aspect, Genesys, and Interactive Intelligence. These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact (which recently announced it was being acquired by NICE Ltd.) and LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources, such as NICE Ltd.'s acquisition of inContact. In addition, many of our competitors have stronger name recognition, longer operating histories, established relationships with clients, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources and ability to compete. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales and revenues, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
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
We have experienced significant growth in the number of agents and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients' use of our service increases, we will be required to make additional investments in our capacity to maintain adequate stability and performance, the availability of which may be limited or the cost of which may be prohibitive. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict or improve our infrastructure requirements to keep pace with growth in our business, our business could be harmed.
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
We leverage strategic relationships with third parties, such as CRM system integrator, technology and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial conditions and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. We also license technology from certain third-party partners, including through OEM relationships. Certain of these agreements permit either party to terminate all or a portion of the relationship without cause at any time and for any reason. If one of these agreements is terminated by the other party, we would have to find an alternative source or develop new technology ourselves, either of which could cause delays in our ability to offer our solution or certain product features to our clients, result in increased expense and harm our business. Our inability to successfully manage and maintain these complex relationships or negotiate sufficient contractual terms could harm our business.
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
As we continue to target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in completing our sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these clients will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual clients and prospective clients, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to five months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our clients that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of agent seats and the number of applications utilized by larger organizations over time. There is no guarantee that these clients will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these clients will decrease and our business may suffer.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $3.5 million and $8.4 million in the three and six months ended June 30, 2016, respectively, and a net loss of $25.8 million in the year ended December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $162.8 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our historical or recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Any product liability, intellectual property, warranty or other claims against us could damage our reputation and relationships with our clients, and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such claims. Also, our insurers may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our clients for our services or related taxes and administrative fees.
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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the West Coast of the United States (where our corporate headquarters and one of our data centers are located), hurricane or tropical storm in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
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
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and continuing and rapid technological advancement. To compete successfully, we must continue to design, develop, manufacture and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. Failure in this regard may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we will need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing or acquiring these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of our solution and increase our research and development expenses. Any failure of our solution to operate effectively with future network platforms and technologies could reduce the demand for our solution, result in client dissatisfaction and harm our business.
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

•	compliance with customs duties, tariffs and other international trade complexities;

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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, referred to as Brexit. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom and the European Union determine which European Union laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.
Brexit has adversely affected and may continue to adversely affect global economic conditions and the stability of global financial markets. For example, Brexit introduced significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies will make our solution more expensive to international clients and may adversely affect our international sales. Brexit could also cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future clients, owners of our data center facilities in the U.K. and The Netherlands and our data center partners' ability to retain and hire qualified employees, which could harm our business, business opportunities, results of operations, financial condition and cash flows.
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
Our ability to increase our client base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social marketing, trade shows, industry events, co-marketing with strategic partners and telemarketing. The effectiveness of our online advertising may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts.
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution and attracting new clients. Brand promotion activities may not generate client awareness or increase revenues, and may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad client adoption of our solution.
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
We have a substantial amount of debt. As of August 1, 2016, we had approximately $32.6 million in principal amount outstanding under our New Revolving Credit Facility entered into on August 1, 2016 (see Note 11 of the notes to condensed consolidated financial statements under Part I - Item 1 and 'Liquidity and Capital Resources' under Part I - Item 2 of this Form 10-Q), $0.7 million outstanding under a promissory note with the USAC and a $1.2 million FCC civil penalty payable to the U.S. Treasury (see Note 5 of the notes to condensed consolidated financial statements under Part I - Item 1 of this Form 10-Q). The New Revolving Credit Facility is collateralized by substantially all of our assets and contains a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends or make distributions, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The amount of our current debt, our debt service obligations, the collateral pledged under the New Revolving Credit Facility and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.
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
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In general, worldwide economic conditions remain unstable. The results of the United Kingdom’s referendum on withdrawal from the European Union, slow growth and economic uncertainty in the U.S. and in various parts of the world, and fluctuations in interest rates and foreign currency exchange rates, has added to the uncertainty regarding economic conditions generally. In addition to the United States, we plan to market and sell our solution in Europe, Asia and other international markets. If economic conditions, including currency exchange rates, in these areas and other key potential markets for our solution continue to remain uncertain or deteriorate further, clients may delay or reduce their contact center and overall information technology spending. If our clients experience economic hardship, this could reduce the demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.
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
As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses of $124.4 million and $85.2 million, respectively, which if not utilized will begin to expire in 2024 for federal purposes and began to expire in 2015 for state purposes. We also have research and development credit carryforwards of approximately $2.2 million and $1.8 million for federal and state income taxes, respectively, which if not utilized will begin to expire in 2022. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition.
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
Our success and ability to compete depend in part upon our intellectual property. As of June 30, 2016, our intellectual property portfolio included nine registered and one pending U.S. trademarks, ten issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of June 30, 2016, we also had four issued patents, nine pending patent applications and fourteen limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. Third-party licensors may also be acquired or go out of business, which could preclude us from continuing to use such technology. The loss of, or inability to maintain, existing licenses could result in lost product features, as well as implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could increase our costs and harm our business.
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
Prior to 2016, we had not collected taxes for our sales in Canada. During the second quarter of 2015, we reviewed the taxability of our sales in Canada and determined that we were obligated to collect from our Canadian clients and remit to the Canadian federal and certain provincial governments VAT and/or PST. We commenced collecting and remitting such taxes in January 2016.
We have accrued a contingent liability of $0.2 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 9 of the notes to condensed consolidated financial statements.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by us for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of June 30, 2016, we had a promissory note issued to USAC with an outstanding principal balance of $0.8 million for the undisputed portion and an accrued liability of $5.1 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the condensed consolidated balance sheet. See Note 9 of the notes to condensed consolidated financial statements. Although we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to condensed consolidated financial statements.
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
Our clients can use our solution to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding their customers and potential customers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the businesses of our clients may limit the use and adoption of our solution and reduce overall demand, or lead to significant fines, penalties or other regulatory liabilities such as orders or consent decrees forcing us to modify our business practices, as well as reputational damage or third-party lawsuits for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause consumers to resist providing the personal data necessary to allow our clients to use our solution effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solution in certain industries or countries.
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
In October 2015, the Court of Justice for the European Union invalidated the EU-US Safe Harbor program, or the Safe Harbor. The Safe Harbor provided participating U.S. companies with a legal basis to comply with EU data transfer regulations that would otherwise restrict the transfer of personal data by our customers from the European Union to us in the United States. Some of our clients relied on the Safe Harbor to transfer the personal data of their customers located in the EU to the United States. Other clients relied on legally recognized alternative mechanisms such as standard contractual clauses issued by the European Commission (commonly referred to as “model contracts”) or binding corporate resolutions to make such transfers. We relied on the use of standard contractual clauses issued by the European Commission before the invalidation of the Safe Harbor Program in October 2015, and we continue to do so currently. In July 2016, EU and U.S. regulators announced the approval of a new trans-Atlantic Agreement, the EU-U.S. Privacy Shield, which succeeds the Safe Harbor Program. Companies interested in self-certifying compliance with this new trans-Atlantic data-transfer framework can do so as of August 2016, when the U.S. Department of Commerce will begin accepting certifications. The self-certification process under the Privacy Shield is similar to the Safe Harbor program. However, the compliance requirements under the Privacy Shield are generally more stringent than under the Safe Harbor.
Other methods for transferring personal data across the Atlantic are also facing legal scrutiny. In May 2016, the Irish Data Protection Commissioner announced its intention to seek declaratory relief in the Irish High Court and a referral to the European Court of Justice, or the ECJ, to determine the legal status of data transfers under standard contractual clauses. An adverse decision from the ECJ will impact how either we or our clients transfer personal data out of the European Union. Further uncertainty exists with regard to data transfers in relation to the United Kingdom due to the recent referendum in which voters in the UK decided to withdraw from the European Union. Finally, the EU recently adopted the General Data Protection Regulation, or GDPR, which is the most comprehensive reform of data protection law in the EU’s history. The GDPR, which is expected to be effective in May 2018, will significantly update and modify European data protection law, including extending its application to a wider range of non-EU entities, harmonizing data protection rules across EU member states, giving data subjects important new rights, and significantly increasing penalties for non-compliance.
Any of these developments, and the cost of compliance, could harm our operations and financial results. Moreover, any non-compliance, or perceived non-compliance, with these obligations could result in investigations or enforcement actions by applicable regulators, lawsuits by private parties, changes to our business practices, increased cost of operations, or declines in client growth, or may otherwise harm our business. In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of information were to be curtailed in this manner, our solution may be less attractive, which may reduce demand for our solution and harm our business.
Risks Related to Ownership of Our Common Stock
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the six months ended June 30, 2016, the sale price per share of our common stock ranged from a low of $6.14 to a high of $12.96. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	sales or distributions of our common stock by us or our significant stockholders, or the public announcement of same;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the SaaS industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

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
As of June 30, 2016, the holders of up to approximately 9,917,399 shares of our outstanding common stock (including shares of common stock issuable upon exercise of our warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.

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
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our New Revolving Credit Facility prohibits us and our subsidiaries from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. Accordingly, holders of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our directors, executive officers and significant stockholders, who hold approximately 32% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of June 30, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 32% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

10.1
Loan and Security Agreement, dated August 1, 2016, by and among Five9, Inc., the lenders party thereto and City National Bank, as agent for such lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.

Date:	August 4, 2016	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	August 4, 2016	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)