Form 10-Q
period 2016-09-30
Five9, Inc.
filed 2016-11-01
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 25, 2016, there were 52,968,430 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, including the following:

•	our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;

•	if we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed;

•	our recent rapid growth may not be indicative of our future growth, and even if we continue to grow rapidly, we may fail to manage our growth effectively;

•	failure to adequately expand our sales force could impede our growth;

•
security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and adversely affect our business;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,333	$58,484
Accounts receivable, net	12,899	10,567
Prepaid expenses and other current assets	4,097	2,184
Total current assets	74,329	71,235
Property and equipment, net	13,690	13,225
Intangible assets, net	1,657	2,041
Goodwill	11,798	11,798
Other assets	1,225	934
Total assets	$102,699	$99,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,609	$2,569
Accrued and other current liabilities	10,500	7,911
Accrued federal fees	5,873	5,684
Sales tax liability	1,307	1,262
Revolving line of credit	—	12,500
Notes payable	1,070	7,212
Capital leases	5,634	4,972
Deferred revenue	8,838	6,413
Total current liabilities	36,831	48,523
Revolving line of credit — less current portion	32,594	—
Sales tax liability — less current portion	1,591	1,915
Notes payable — less current portion	470	17,327
Capital leases — less current portion	4,902	4,606
Other long-term liabilities	532	582
Total liabilities	76,920	72,953
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 52,967 shares and 51,165 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	53	51
Additional paid-in capital	192,415	180,649
Accumulated deficit	(166,689)	(154,420)
Total stockholders’ equity	25,779	26,280
Total liabilities and stockholders’ equity	$102,699	$99,233
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$40,982	$32,287	$117,883	$92,835
Cost of revenue	17,790	14,812	51,164	43,860
Gross profit	23,192	17,475	66,719	48,975
Operating expenses:
Research and development	6,041	5,473	17,642	17,079
Sales and marketing	12,925	10,797	38,268	31,322
General and administrative	6,143	6,087	18,561	19,389
Total operating expenses	25,109	22,357	74,471	67,790
Loss from operations	(1,917)	(4,882)	(7,752)	(18,815)
Other income (expense), net:
Interest expense	(961)	(1,235)	(3,357)	(3,529)
Extinguishment of debt	(1,026)	—	(1,026)	—
Interest income and other	12	119	(66)	72
Total other income (expense), net	(1,975)	(1,116)	(4,449)	(3,457)
Loss before income taxes	(3,892)	(5,998)	(12,201)	(22,272)
Provision for (benefit from) income taxes	(2)	50	68	48
Net loss	$(3,890)	$(6,048)	$(12,269)	$(22,320)
Net loss per share:
Basic and diluted	$(0.07)	$(0.12)	$(0.24)	$(0.45)
Shares used in computing net loss per share:
Basic and diluted	52,708	50,369	52,078	49,931
Comprehensive Loss:
Net loss and comprehensive loss	$(3,890)	$(6,048)	$(12,269)	$(22,320)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(12,269)	$(22,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,302	5,525
Provision for doubtful accounts	58	157
Stock-based compensation	6,927	6,010
Loss on disposal of property and equipment	1	10
Loss on extinguishment of debt	1,026	—
Amortization of debt discount and issuance costs	221	260
Accretion of interest	11	—
Others	(10)	40
Changes in operating assets and liabilities:
Accounts receivable	(2,383)	(1,149)
Prepaid expenses and other current assets	(1,927)	(957)
Other assets	(25)	(178)
Accounts payable	1,039	(1,329)
Accrued and other current liabilities	2,749	788
Accrued federal fees and sales tax liability	(90)	161
Deferred revenue	2,449	192
Other liabilities	(75)	(83)
Net cash provided by (used in) operating activities	4,004	(12,873)
Cash flows from investing activities:
Purchases of property and equipment	(973)	(689)
(Increase) Decrease in restricted cash	(60)	806
Purchase of short-term investments	—	(20,000)
Proceeds from maturity of short-term investments	—	40,000
Net cash (used in) provided by investing activities	(1,033)	20,117
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,050	419
Proceeds from sale of common stock under ESPP	792	680
Repayments of notes payable	(23,866)	(2,622)
Proceeds from revolving line of credit	32,594	—
Payment of prepayment penalty and related fees	(368)	—
Payments for debt issuance costs	(206)	—
Payments of capital leases	(4,618)	(4,509)
Repayments on revolving line of credit	(12,500)	—
Net cash used in financing activities	(4,122)	(6,032)
Net (decrease) increase in cash and cash equivalents	(1,151)	1,212
Cash and cash equivalents:
Beginning of period	58,484	58,289
End of period	$57,333	$59,501
Non-cash investing and financing activities:
Equipment obtained under capital lease	$5,548	$4,193
Equipment purchased and unpaid at period-end	13	84
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, there were no changes to the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight classification issues related to the statement of cash flows, including those for debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for the Company in its first quarter of 2018, with early adoption permitted. As permitted by ASU 2016-15, the Company early-adopted this new guidance at the beginning of the third quarter of 2016 and applied it prospectively. No prior periods were retrospectively adjusted.
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
The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	September 30, 2016
	Total	Level 1
Assets
Cash equivalents
Money market funds	$20,061	$20,061

	December 31, 2015
	Total	Level 1
Assets
Cash equivalents
Money market funds	$20,010	$20,010
3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Cash	$37,272	$38,474
Money market funds	20,061	20,010
Cash and cash equivalents	$57,333	$58,484
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts receivable	$12,057	$9,554
Unbilled trade accounts receivable, net of advance client deposits	853	1,028
Allowance for doubtful accounts	(11)	(15)
Accounts receivable, net	$12,899	$10,567

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid expenses	$3,494	$1,800
Other current assets	603	384
Prepaid expenses and other current assets	$4,097	$2,184
Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Computer and network equipment	$35,136	$30,277
Computer software	4,693	3,566
Internal-use software development costs	500	128
Furniture and fixtures	1,130	1,113
Leasehold improvements	624	619
Property and equipment	42,083	35,703
Accumulated depreciation and amortization	(28,393)	(22,478)
Property and equipment, net	$13,690	$13,225
Depreciation and amortization expense associated with property and equipment was $2.0 million and $5.9 million for the three and nine months ended September 30, 2016, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2015, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	September 30, 2016	December 31, 2015
Gross	$32,844	$27,302
Less: accumulated depreciation and amortization	(21,531)	(16,429)
Total	$11,313	$10,873
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation and benefits	$7,463	$5,718
Accrued expenses	3,037	2,193
Accrued and other current liabilities	$10,500	$7,911
4. Intangible Assets
The components of intangible assets were as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,038)	$1,422	$2,460	$(775)	$1,685
Customer relationships	520	(307)	213	520	(229)	291
Domain names	50	(30)	20	50	(22)	28
Non-compete agreements	140	(138)	2	140	(103)	37
Total	$3,170	$(1,513)	$1,657	$3,170	$(1,129)	$2,041

Amortization expense related to intangible assets was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2016	$119
2017	465
2018	442
2019	351
2020	280
Total	$1,657
5. Debt
2016 Loan and Security Agreement
On August 1, 2016 (the “Effective Date”), the Company entered into a loan and security agreement (the “2016 Loan and Security Agreement”) with the lenders party thereto and City National Bank, as agent for such lenders. The 2016 Loan and Security Agreement provides for a revolving line of credit (the “New Revolving Credit Facility”) of up to $50.0 million and matures on August 1, 2019. On the Effective Date, the Company borrowed $32.6 million under the 2016 Loan and Security Agreement. The proceeds were used to extinguish existing indebtedness under all prior Loan and Security Agreements and will be used for working capital and other general corporate purposes
Loans under the 2016 Loan and Security Agreement bear a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. The Company has agreed to pay a fee of 0.25% per annum on the unused portion of the revolving credit facility as well as an anniversary fee of $31,250 on each of the first and second anniversaries of the Effective Date. The Company is accreting the total estimation of unused fees and anniversary fees evenly over the full term of the 2016 Loan and Security Agreement. Under the terms of the 2016 Loan and Security Agreement, the outstanding balance cannot exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the Securities and Exchange Commission). As of September 30, 2016, the outstanding principal balance under the 2016 Loan and Security Agreement was $32.6 million, which is included in 'Revolving line of credit — less current portion' in the condensed consolidated balance sheets. As of September 30, 2016, the amount available for additional borrowings was $17.4 million.
The Company incurred approximately $0.2 million in fees that were directly attributable to the issuance of this credit facility. These costs are deferred and included within 'Prepaid expenses and other current assets' and 'Other assets' in the Company's condensed consolidated balance sheets and being amortized to interest expense on a straight-line basis over three years starting from the Effective Date of the New Revolving Credit Facility.
The obligations of the Company under the 2016 Loan and Security Agreement are guaranteed by the Company’s subsidiary, Five9 Acquisition. The Company’s obligations under the 2016 Loan and Security Agreement and Five9 Acquisition’s obligations under its guaranty are secured by a first priority perfected security interest in and lien on substantially all of the Company’s and Five9 Acquisitions’ assets. The 2016 Loan and Security Agreement contains certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. The Company was in compliance with these covenants as of September 30, 2016.
The Company recorded a $1.0 million loss on extinguishment of debt under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. The loss was comprised of $0.4 million in prepayment penalties, a $0.4 million write-off of unamortized debt discounts, and a $0.2 million write-off of unamortized debt issuance costs.

2013 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a revolving line of credit of up to $20.0 million (“Prior Revolving Credit Facility”) under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014 (“2013 Loan and Security Agreement”). The Prior Revolving Credit Facility carried a variable annual interest rate of the prime rate plus 0.50% and would mature on December 1, 2016.
The 2013 Loan and Security Agreement was collateralized by substantially all the assets of the Company. The balance outstanding could not exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund (“USF”) obligation (accrued federal fees). As of December 31, 2015, the outstanding principal balance under the Prior Revolving Credit Facility was $12.5 million, which is disclosed as a current liability, and the amount available for additional borrowings was $7.5 million. As of September 30, 2016, the Company had canceled and paid back all amounts due under the Prior Revolving Credit Facility.
In connection with its acquisition of SoCoCare in October 2013, the Company also borrowed $5.0 million under a term loan (the “Term Loan”) under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments were due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As December 31, 2015, $2.5 million in principal amount of this Term Loan was outstanding and is included as notes payable in the condensed consolidated balance sheets. As of September 30, 2016, the Company had canceled and paid back all amounts due under the Term Loan.
The 2013 Loan and Security Agreement contained certain covenants, including the requirement that the Company maintain $7.5 million of cash deposited with the lender for the term of the 2013 Loan and Security Agreement. The Company was in compliance with these covenants through the cancellation date of August 1, 2016. The 2013 Loan and Security Agreement remained senior to other debt, including the debt issued under the 2014 Loan and Security Agreement discussed below.
2014 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a term loan facility of $30.0 million with a syndicate of two lenders (“Lenders”), which was entered into in February 2014 and amended in December 2014 and February 2015 (the “2014 Loan and Security Agreement”). The term loan facility was available to the Company in tranches. The first tranche for $20.0 million was advanced upon entering into the agreement. The remaining $10.0 million was available for drawdown by the Company until February 20, 2016 in $1.0 million increments, which expired on February 20, 2016. The Company incurred $0.4 million in debt costs in connection with borrowing the first tranche in February 2014. The term loan bore interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest was due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments were due beginning in February 2016 based on 1/60th of the outstanding balance at that time and would continue until all remaining principal outstanding under the term loan becomes due and payable in February 2019. As of December 31, 2015, $20.0 million of this loan facility was outstanding and is included as notes payable in the condensed consolidated balance sheets. As of September 30, 2016, the Company had canceled and paid back all borrowings under the 2014 Loan and Security Agreement.
The term loan was secured by substantially all the assets of the Company and was subordinate to the 2013 Loan and Security Agreement. The 2014 Loan and Security Agreement contained certain covenants and included the occurrence of a material adverse event, as defined in the agreement and determined by the Lenders, as an event of default. The Company was in compliance with these covenants through the effective cancellation date of August 1, 2016.
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
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company ("USAC") for $4.1 million as a financing arrangement for that amount of accrued federal fees. The promissory note carried a fixed annual interest rate of 12.75% and was repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of September 30, 2016 and December 31, 2015, approximately $0.5 million and $1.5 million, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission ("FCC") Enforcement Bureau (Note 9), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of September 30, 2016 and December 31, 2015, the outstanding civil penalty payable was $1.2 million and $1.7 million, respectively, of which the net carrying value was $1.1 million and $1.4 million, respectively, and is included as 'Notes payable' in the accompanying condensed consolidated balance sheets.
As of September 30, 2016 and December 31, 2015, the Company’s outstanding debt is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Term loan under 2014 Loan and Security Agreement	$—	$20,000
Term loan under 2013 Loan and Security Agreement	—	2,500
Promissory note to USAC	470	1,459
FCC civil penalty	1,167	1,667
Total notes payable, gross	1,637	25,626
Less: discount	(108)	(1,087)
Total notes payable, net carrying value	1,529	24,539
Revolving line of credit	32,594	12,500
Interest accretion under 2016 line of credit	$11	$—
Total debt, net carrying value	$34,134	$37,039
Less: current portion of debt *	(1,070)	(19,712)
Total debt, less current portion **	33,064	17,327

* Included in ‘Notes payable’ in the condensed consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ and 'Revolving line of credit — less current portion' in the condensed consolidated balance sheets.

Future principal payments of the Company’s outstanding debt as of September 30, 2016 are as follows (in thousands):

Period	Amount to Mature
Remainder of 2016	$517
2017	786
2018	334
2019	32,594
Total	$34,231
6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2016 and December 31, 2015, the Company had 52,967,421 shares and 51,164,621 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2016 and December 31, 2015, the Company had no shares of preferred stock issued and outstanding.
Warrants
As of September 30, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 131,597 and 190,885 shares of common stock, respectively, with a weighted-average exercise price of $9.89 per share and $9.96 per share, respectively. These warrants expire primarily in October 2023 and February 2024.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

September 30, 2016
Stock options outstanding	5,626
Restricted stock units outstanding	2,096
Shares available for future grant under 2014 Plan	6,188
Shares available for future issuance under ESPP	1,258
Common stock warrants outstanding	132
Total shares of common stock reserved	15,300
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
No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. After the IPO, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan. As of September 30, 2016, 6,188,160 shares of common stock were available for future grant under the 2014 Plan.
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2016 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	6,092	$4.58
Options granted (weighted average grant date fair value of $4.07 per share)	742	8.66
Options exercised	(920)	4.40
Options forfeited or expired	(288)	6.83
Outstanding as of September 30, 2016	5,626	$5.03	6.2	$60,000
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $15.68 per share as of September 30, 2016 for all in-the-money options outstanding.
Restricted Stock Units
A summary of the Company's restricted stock unit ("RSU") activity during the nine months ended September 30, 2016 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2015	1,818	$5.01
RSUs granted	1,120	8.97
RSUs vested and released	(718)	5.44
RSUs forfeited	(124)	6.05
Outstanding as of September 30, 2016	2,096	$6.91
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("ESPP") became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 511,646 additional shares were reserved under the ESPP on January 1, 2016. As of September 30, 2016, 1,258,442 shares of common stock were available for future grants under the ESPP.
During the three months ended September 30, 2016, no shares were purchased under the ESPP. During the nine months ended September 30, 2016, 164,310 shares were purchased on May 13, 2016 at a price of $4.82 per share under the ESPP.

Stock-Based Compensation
Stock-based compensation expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of revenue	$357	$233	$951	$639
Research and development	547	475	1,510	1,389
Sales and marketing	626	448	1,604	1,430
General and administrative	989	789	2,862	2,552
Total stock-based compensation	$2,519	$1,945	$6,927	$6,010
As of September 30, 2016, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$6,154	$12,124	$109
Weighted-average amortization period	2.3 years	2.9 years	0.1 years
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
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three and nine months ended September 30, 2016 and 2015 were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected term (years)	6.1	6.1	6.0	6.1
Volatility	48%	48%	48%	49%
Risk-free interest rate	1.2%	1.6%	1.5%	1.5%
Dividend yield	—	—	—	—
7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three and nine months ended September 30, 2016 and 2015, all potentially issuable common shares were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(3,890)	$(6,048)	$(12,269)	$(22,320)
Weighted-average shares used in computing basic and diluted net loss per share	52,708	50,369	52,078	49,931
Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.24)	$(0.45)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	September 30, 2016	September 30, 2015
Stock options	5,626	6,553
Restricted stock units	2,096	1,606
ESPP	—	189
Common stock warrants	132	360
Total	7,854	8,708
8. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2016 was approximately $(2) thousand and $68 thousand, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 was approximately $50 thousand and $48 thousand, respectively. The provision for or benefit from income taxes consisted primarily of foreign income taxes.
For the three and nine months ended September 30, 2016 and 2015, the provision for or benefit from income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic and U.K. net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and U.K. net deferred tax assets as of September 30, 2016 and December 31, 2015. There were no U.K. deferred tax assets as of December 31, 2015. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2016, there were no material changes to the total amount of unrecognized tax benefits.
9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2015 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and did not change materially during the nine months ended September 30, 2016 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of September 30, 2016, the total minimum future payment commitments under these capital leases added during the nine months ended September 30, 2016 were approximately $6.2 million, of which $0.6 million is due in 2016, with the remainder of $5.6 million due over approximately 35 months.
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
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of September 30, 2016 and December 31, 2015, the principal balance of the promissory note payable was $0.5 million and $1.5 million, respectively, and is included in the notes payable amounts on the condensed consolidated balance sheets. In addition to the promissory note payable, as of September 30, 2016 and December 31, 2015, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $5.2 million and $4.9 million, respectively, included in accrued federal fees on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2016, the Company recorded interest and penalty expenses of $0.1 million and $0.3 million as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
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

During the three months ended September 30, 2016 and 2015, respectively, the Company remitted $0.5 thousand and $0.1 million for its contingent sales taxes on both usage-based fees and sales of subscription services. During the nine months ended September 30, 2016 and 2015, the Company has remitted $0.3 million and $1.0 million, respectively, for its contingent sales taxes on both usage-based fees and sales of subscription services.
The Company recognized a $0.1 million gain and a $0.3 million gain for the three and nine months ended September 30, 2016, respectively, and $17 thousand expense and $1.0 million expense for the three and nine months ended September 30, 2015, respectively, as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
As of September 30, 2016 and December 31, 2015, the Company had total accrued liabilities of $2.2 million and $2.7 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.1 million and $0.8 million were included in current “Sales tax liability” on the condensed consolidated balance sheets, respectively, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
Melcher Litigation
On September 28, 2016, a complaint was filed in the United States District Court for the Southern District of California against Five9, Inc. (“Five9”), as the successor in interest to Face It, Corp. (“Face It”), and Lance Fried, a former Five9 employee who was the former Chief Executive Officer of Face It. The action, captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, was filed as a direct action by Carl Melcher, a purported former stockholder of Face It, and his related investment entity.
In the complaint, the plaintiffs allege that Face It repurchased the plaintiffs’ stock in September 2013 before Five9 acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher, by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of the company to Five9. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. The complaint seeks to set aside Face It’s September 2013 stock repurchase from the plaintiffs, as well as an unspecified amount of damages and an award of attorney’s fees and costs, in addition to other relief.
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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
United States	$38,251	$29,987	$109,948	$86,353
International	2,731	2,300	7,935	6,482
Total revenue	$40,982	$32,287	$117,883	$92,835
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	September 30, 2016	December 31, 2015
United States	$11,846	$10,939
International	1,844	2,286
Property and equipment, net	$13,690	$13,225

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating approximately three billion interactions between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our Virtual Contact Center, or VCC, cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs. Our VCC cloud platform routes each customer interaction to an appropriate agent resource, and delivers relevant customer data to the agent in real-time to optimize the customer experience. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment and can be rapidly deployed and adjusted depending on our client’s requirements.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize both inbound and outbound interactions. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and nine months ended September 30, 2016, subscription and related usage fees accounted for 96% and 95% of our revenue, respectively. For the three and nine months ended September 30, 2015, subscription and related usage fees accounted for 96% and 97% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $41.0 million and $117.9 million for the three and nine months ended September 30, 2016 from $32.3 million and $92.8 million for the three and nine months ended September 30, 2015. Revenue growth has primarily been driven by our larger clients. For each of the three and nine months ended September 30, 2016 and 2015, no single client accounted for more than 10% of our total revenue. As of September 30, 2016, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately 1,000 agent seats.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	September 30, 2016	September 30, 2015
Annual Dollar-Based Retention Rate	100%	95%
The increase in our Annual Dollar-Based Retention Rate from September 30, 2015 to September 30, 2016 was primarily due to our larger clients both increasing the number of agent seats and increasing the revenue per agent seat.
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

The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(3,890)	$(6,048)	$(12,269)	$(22,320)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,140	1,840	6,302	5,525
Stock-based compensation (2)	2,519	1,945	6,927	6,010
Interest expense	961	1,235	3,357	3,529
Extinguishment of debt	1,026	—	1,026	—
Interest income and other	(12)	(119)	66	(72)
Provision for (benefit from) income taxes	(2)	50	68	48
Out of period adjustment for sales tax liability (3)	—	—	—	765
Adjusted EBITDA	$2,742	$(1,097)	$5,477	$(6,515)

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of revenue	$1,668	$1,470	$4,964	$4,467
Research and development	204	126	513	315
Sales and marketing	56	52	163	152
General and administrative	212	192	662	591
Total depreciation and amortization	$2,140	$1,840	$6,302	$5,525
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service. Therefore, we expect our cost of revenue to increase in absolute dollars, although these expenses are expected to generally trend down as a percentage of our revenue over the next few years. As our business grows, we expect to continue to realize economies of scale in network infrastructure, personnel and client support.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.
Research and Development.    Research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal-use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect research and development expenses to increase in absolute dollars in the foreseeable future, although these expenses are expected to generally trend down as a percentage of our revenue over the next few years.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for employees in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We expense the costs of sales commissions associated with the acquisition or renewal of client contracts as incurred in the period the contract is acquired or the renewal occurs. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, although these expenses are expected to generally trend down as a percentage of our revenue over the next few years.
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses (including stock-based compensation) for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars from period to period, although these expenses are expected to generally trend down as a percentage of our revenue over the next few years.
Other Expense, Net
Other expense, net consists primarily of interest expense associated with our debt and capital leases. We expect interest expense for our outstanding debt to decrease due to a lower interest rate for our New Revolving Credit Facility compared to the 2014 Loan and Security Agreement and the 2013 Loan and Security Agreement (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q). We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.

Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.
Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	43%	46%	43%	47%
Gross profit	57%	54%	57%	53%
Operating expenses:
Research and development	15%	17%	15%	18%
Sales and marketing	32%	33%	32%	34%
General and administrative	15%	19%	17%	21%
Total operating expenses	62%	69%	64%	73%
Loss from operations	(5)%	(15)%	(7)%	(20)%
Other income (expense), net:
Interest expense	(2)%	(4)%	(3)%	(4)%
Extinguishment of debt	(3)%	—%	(1)%	—%
Interest income and other	1%	—%	1%	—%
Total other income (expense), net	(4)%	(4)%	(3)%	(4)%
Loss before income taxes	(9)%	(19)%	(10)%	(24)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(9)%	(19)%	(10)%	(24)%
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Revenue	$40,982	$32,287	$8,695	27%	$117,883	$92,835	$25,048	27%
The increase in revenue for the three and nine months ended September 30, 2016 compared to the same periods of 2015 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For the three and nine months ended September 30, 2016 and 2015, the majority of our revenue was from our larger clients. Our average recurring revenue per agent seat within our larger clients increased slightly between these periods due mainly to increased sales of add on products.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$17,790	$14,812	$2,978	20%	$51,164	$43,860	$7,304	17%
% of Revenue	43%	46%			43%	47%
The increase in cost of revenue for the three and nine months ended September 30, 2016 compared to the same periods of 2015 was primarily due to a $0.9 million and a $2.9 million increase in cash-based personnel costs driven by increased headcount, a $0.6 million and a $1.6 million increase in third party hosted software costs due to increased client activities, a $0.3 million and a $1.2 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, and a $0.4 million and a $1.1 million increase in facility-related costs, respectively. The remainder of the increase was primarily due to our business growth and system implementations. These increases were offset in part by a $0.1 million and a $1.4 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$23,192	$17,475	$5,717	33%	$66,719	$48,975	$17,744	36%
% of Revenue	57%	54%			57%	53%
The increase in gross margin for the three and nine months ended September 30, 2016 compared to the same periods of 2015 was primarily due to improved efficiencies in usage, economies of scale for subscription, and higher amounts charged for, and better efficiencies in, professional services.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Research and development	$6,041	$5,473	$568	10%	$17,642	$17,079	$563	3%
% of Revenue	15%	17%			15%	18%
The increase in research and development expenses for the three and nine months ended September 30, 2016 compared to the same periods of 2015 was primarily due to a $0.2 million and a $0.2 million increase in consulting expenses, a $0.1 million and $0.2 million increase in depreciation expenses, a $0.1 million and $0.2 million increase in travel expenses, and a $0.1 million and $0.1 million increase in stock-based compensation expenses, respectively. The increase during the nine months ended September 30, 2016 compared to the same period of 2015 was also due to a $0.2 million increase in facilities and allocated overhead costs, offset by a $0.4 million decrease in cash-based personnel-related costs.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$12,925	$10,797	$2,128	20%	$38,268	$31,322	$6,946	22%
% of Revenue	32%	33%			32%	34%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2016 compared to the same periods of 2015 was primarily due to a $0.9 million and a $2.7 million increase in cash-based personnel-related costs, and a $0.8 million and a $2.1 million increase in commissions paid to sales personnel, respectively, driven by the growth in sales and bookings of our solution. For the nine months ended September 30, 2016 compared to the same period of 2015, the increase was also driven by a $1.0 million increase in discretionary and other marketing-related expenses. These increases as well as the remainder of the increase were primarily due to the execution of our growth strategy to acquire new clients, grow the number of agent seats within our existing client base and establish brand awareness.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$6,143	$6,087	$56	1%	$18,561	$19,389	$(828)	(4)%
% of Revenue	15%	19%			17%	21%
The increase in general and administrative expenses for the three months ended September 30, 2016 compared to the same period of 2015 was primarily due to an increase of $0.3 million in cash-based personnel-related costs and an increase of $0.2 million in stock-based compensation costs, offset in part by decreases of $0.4 million in legal, state telecommunications taxes and audit costs.
The decrease in general and administrative expenses for the nine months ended September 30, 2016 compared to the same period of 2015 was primarily due to a $0.8 million immaterial out of period adjustment recorded in the first and the second quarters of 2015 for additional sales taxes for certain revenue earned during the period 2011 through the first quarter of 2015. In addition, for the nine months ended September 30, 2016 compared to the same period of 2015, we incurred increases of $0.4 million due to the one time benefit in the second quarter of 2015 related to our entry into a consent decree with the FCC and $0.3 million in stock-based compensation expense, offset by decreases of $0.4 million in state telecommunications taxes and $0.3 million in legal expenses.
Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(961)	$(1,235)	$274	(22)%	(3,357)	(3,529)	172	(5)%
Extinguishment of debt	(1,026)	—	(1,026)	(100)%	(1,026)	—	(1,026)	(100)%
Interest income and other	12	119	(107)	(90)%	(66)	72	(138)	(192)%
Total other income (expense), net	$(1,975)	$(1,116)	$(859)	77%	$(4,449)	$(3,457)	$(992)	29%
% of Revenue	(4)%	(4)%			(3)%	(4)%
The increase in other expense, net for the three and nine months ended September 30, 2016 compared to the same periods of 2015 was primarily due to a $1.0 million loss on extinguishment of debt recorded in connection with the repayment of amounts due under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. The loss was comprised of $0.4 million in prepayment penalties, a $0.4 million write-off of unamortized debt discounts, and a $0.2 million write-off of unamortized debt issuance costs. This increase was partially offset by lower interest expense related to lower interest rates under the 2016 Loan and Security Agreement compared to the 2014 Loan and Security Agreement and the 2013 Loan and Security Agreement.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of September 30, 2016, we had cash and cash equivalents totaling $57.3 million.
As of September 30, 2016, we had a total of 32.6 million in principal amount outstanding under a revolving credit facility governed by our 2016 Loan and Security Agreement. On August 1, 2016, we entered into the 2016 Loan and Security Agreement with two lenders for the New Revolving Credit Facility of up to $50.0 million. The New Revolving Credit Facility matures in August 1, 2019. Under the terms of the New Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as set forth in Item 2 of this report, see "Annual Dollar-Based Retention Rate"). The New Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. Upon the effectiveness of the 2016 Loan and Security Agreement, we immediately drew down $32.6 million and terminated the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement by repaying the aggregate outstanding principal, accrued interest and prepayment penalty balances thereunder of $32.4 million along with $0.2 million in administrative fees.
In addition, as of September 30, 2016, we had a $1.2 million FCC civil penalty payable to the U.S. Treasury and $0.5 million in outstanding principal amount under a promissory note with the USAC (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q).
We believe our existing cash and cash equivalents and the amount available for borrowing under our New Revolving Credit Facility (or any refinancing of the facility) will be sufficient to meet our working capital and capital expenditure needs at least through September 30, 2017. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional funds through the incurrence of additional indebtedness, we will be subject to increased debt service obligations and could also be subject to new or additional restrictive covenants and other operating restrictions that could harm our ability to conduct our business.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Net cash provided by (used in) operating activities	$4,004	$(12,873)	$16,877	(131)%
Net cash (used in) provided by investing activities	(1,033)	20,117	(21,150)	(105)%
Net cash used in financing activities	(4,122)	(6,032)	1,910	(32)%
Net (decrease) increase in cash and cash equivalents	$(1,151)	$1,212	$(2,363)	(195)%
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
During the nine months ended September 30, 2016, net cash provided by operating activities was $4.0 million as compared to net cash used by operating activities of $12.9 million for the same period of 2015. The improvement was primarily due to a $12.6 million decrease in net loss after adjusting for non-cash expenses and a $4.3 million favorable change in net cash flows resulting from changes in operating assets and liabilities.
During the nine months ended September 30, 2016, cash inflows from changes in operating assets and liabilities included a $2.4 million increase in deferred revenue primarily attributable to increased billings, a $2.7 million increase in accrued and other liabilities primarily for ESPP withholdings for employees due to timing of ESPP purchase, additional employee paid-time-off liability due to timing, and sales commissions driven by the growth in sales and bookings of our solution, and a $1.0 million increase in accounts payable related to timing of liabilities and payments. Cash outflows from changes in operating assets and liabilities included primarily a $1.9 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $2.4 million increase in accounts receivable due to increased sales.
During the nine months ended September 30, 2015, cash outflows from changes in operating assets and liabilities included primarily a $1.3 million decrease in accounts payable related to timing of liabilities and payments, a $1.1 million increase in accounts receivable due to increased sales, and a $1.0 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees for third-party SaaS services. Cash inflows from changes in operating assets and liabilities was primarily due to a $0.8 million increase in accrued and other liabilities primarily for ESPP withholdings for employees due to the timing of ESPP purchases, for accrued bonus and commission driven by our improved sales and financial performance, and for personnel costs due to increase in employee headcount.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2016 was primarily for purchase of property and equipment.
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
Cash Flows from Financing Activities
During the nine months ended September 30, 2016, cash used in financing activities of $4.1 million was primarily for repayments of $36.9 million on notes payable and our revolving line of credit as part of our cancellation of the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement, as well as $4.6 million in payments under our capital lease obligations. Cash outflows were offset in part by cash received from the $32.6 million drawdown under the New Revolving Credit Facility, stock option exercises of $4.1 million and proceeds of $0.8 million from the sale of common stock under our employee stock purchase plan.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, our critical accounting policies did not materially change. Please see Note 1 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements
As of September 30, 2016, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and did not change during the nine months ended September 30, 2016 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of September 30, 2016, total minimum future payment commitments under these capital leases added during the nine months ended September 30, 2016 were approximately $6.2 million, of which $0.6 million is due in 2016, with the remainder due over approximately 35 months thereafter. In August 2016, we also entered into the New Revolving Credit Facility under the 2016 Loan and Security Agreement and canceled the 2013 Loan and Security Agreement and 2014 Loan and Security Agreement. See “Liquidity and Capital Resources.”

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
Interest Rate Sensitivity
As of September 30, 2016, we had cash and cash equivalents of $57.3 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and nine months ended September 30, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of September 30, 2016, we had a total of $32.6 million in outstanding borrowings under our variable interest rate debt or financing agreements. See Note 5 of the notes to condensed consolidated financial statements of this Form 10-Q for a detailed discussion of our indebtedness. For each of the three and nine months ended September 30, 2016, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $33 thousand and $0.2 million, respectively.
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
Our operating expenses are primarily denominated in the currencies of the countries in which our operations are located, which are primarily the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 30, 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.2 million and $0.6 million, respectively, on our operating results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are subject to certain legal and regulatory proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters.
Melcher Litigation
On September 28, 2016, a complaint was filed in the United States District Court for the Southern District of California against Five9, Inc. (“Five9”), as the successor in interest to Face It, Corp. (“Face It”), and Lance Fried, a former Five9 employee who was the former Chief Executive Officer of Face It. The action, captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, was filed as a direct action by Carl Melcher, a purported former stockholder of Face It, and his related investment entity.
In the complaint, the plaintiffs allege that Face It repurchased the plaintiffs’ stock in September 2013 before Five9 acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher, by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of the company to Five9. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. The complaint seeks to set aside Face It’s September 2013 stock repurchase from the plaintiffs, as well as an unspecified amount of damages and an award of attorney’s fees and costs, in addition to other relief.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
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
Our quarterly and annual results of operations, including our revenues, profitability and cash flow have varied, and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•	market acceptance of our solution;

•	our ability to attract new clients and grow our business with existing clients;

•	client renewal rates;

•	our ability to adequately expand our sales force

•	changes in strategic and client relationships;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;

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
For the three months ended September 30, 2016, our revenue was $41.0 million, which increased by $8.7 million, or 27%, from $32.3 million for the same period of 2015. For the nine months ended September 30, 2016, our revenue was $117.9 million, which increased by $25.0 million, or 27%, from $92.8 million for the same period of 2015. For the years ended December 31, 2015, 2014 and 2013, our revenue was $128.9 million, $103.1 million and $84.1 million, respectively, representing year-over-year growth of 25% and 23%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•	compete with other vendors of cloud-based enterprise contact center systems to capture market share from providers of legacy on-premise systems;

•	increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced solutions

•	introduce our solution to new markets outside the United States and increase global awareness of our brand; and

•	selectively pursue acquisitions.
If we are not successful in achieving these objectives, our revenue may be harmed. In addition, we plan to continue to invest in future growth, including expending substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales and professional services organization;

•	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

•	solution development, including investments in our solution development team and the development of new solutions, as well as new applications and features for existing solutions;

•	international expansion; and

•	general administration, including legal, regulatory compliance and accounting expenses.
Moreover, we continue to expand our headcount and operations. We grew from 630 employees as of December 31, 2014 to 739 employees as of September 30, 2016. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer-telephony integration ("CTI") heritage, such as Aspect, Genesys, and Interactive Intelligence (which recently announced it was being acquired by Genesys). These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact (which has announced it was being acquired by NICE Ltd.) and LiveOps. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources, such as NICE Ltd.'s acquisition of inContact and Genesys’ acquisition of Interactive Intelligence. In addition, many of our competitors have stronger name recognition, longer operating histories, established relationships with clients, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources and ability to compete. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales and revenues, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
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
We leverage strategic relationships with third parties, such as CRM providers, Workforce Optimization, or WFO, providers, other technology providers, system integrators, and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial conditions and operations.

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
Furthermore, we may not be able to provide the configuration and integration services that larger organizations typically require. For example, our solution does not currently permit clients to modify our software code, but instead requires them to use our set of application programming interfaces, or APIs. If prospective clients require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, they will need to use our services or third-party service providers or we may lose sales opportunities with larger organizations and our business could suffer.

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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $3.9 million and $12.3 million in the three and nine months ended September 30, 2016, respectively, and a net loss of $25.8 million in the year ended December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $166.7 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our historical or recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.

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
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations. Moreover, our clients could incorrectly implement or inadvertently misuse our products, which could result in client dissatisfaction and harm the perceived utility of our products and brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could elect to cancel or not renew our solution, seek payment credits, seek damages against us, or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of information, or unauthorized use of our systems, leading to litigation, indemnity obligations, increased expenses, and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause users to lose confidence in our solution. While we have security measures in place to protect client information and minimize the probability of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Moreover, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could have a material and adverse effect on our business, reputation or financial results.
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

•	security breaches;

•	inadvertent damage from third parties; and

•	other hazards that could also result in suspension of operations, personal injury and even loss of life.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We will need to continue to expand and optimize our professional services and technical support in order to keep up with new client installations and ongoing service, which will take time and expense to implement. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
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
We have a substantial amount of debt. As of September 30, 2016, we had approximately $32.6 million in principal amount outstanding under our New Revolving Credit Facility entered into on August 1, 2016 (see Note 5 of the notes to condensed consolidated financial statements under Part I - Item 1 and 'Liquidity and Capital Resources' under Part I - Item 2 of this Form 10-Q), $0.5 million outstanding under a promissory note with the USAC and a $1.2 million FCC civil penalty payable to the U.S. Treasury (see Note 5 of the notes to condensed consolidated financial statements under Part I - Item 1 of this Form 10-Q). The New Revolving Credit Facility is collateralized by substantially all of our assets and contains a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends or make distributions, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The amount of our current debt, our debt service obligations, the collateral pledged under the New Revolving Credit Facility and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.
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
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses, having only completed one small acquisition. In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from our future acquired businesses due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition, including legal claims arising from the activities of companies we acquire;

•	incurrence of acquisition-related costs;

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
Our success and ability to compete depend in part upon our intellectual property. As of September 30, 2016, our intellectual property portfolio included nine registered U.S. trademarks, ten issued U.S. patents, three pending U.S. patent applications and one registered U.S. copyright. As of September 30, 2016, we also had four issued patents, nine pending patent applications and fourteen limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
The legal and contractual environment surrounding calling consumers and wireless phone numbers is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or FTC, and the FCC, and various states have laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
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
We have accrued a contingent liability of $2.2 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 9 of the notes to condensed consolidated financial statements.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by us for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of September 30, 2016, we had a promissory note issued to USAC with an outstanding principal balance of $0.5 million for the undisputed portion and an accrued liability of $5.2 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the condensed consolidated balance sheet. See Note 9 of the notes to condensed consolidated financial statements. Although we are in administrative proceedings before the FCC to limit such back assessments to the period 2008 through 2012, it is possible that we will be required to pay back assessments for the period from 2003 to 2007. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. The FCC has not yet resolved either of those Requests for Review. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review, which applies to both periods, seeks to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers. If we are unsuccessful in obtaining credit from the FCC for these payments, we will seek reimbursement from our wholesale telecommunication service providers. We will face a regulatory and contractual challenge in seeking recovery or credit for our USF reimbursement payments previously made to our wholesale telecommunication service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty, of which $1.2 million in principal remained outstanding as of September 30, 2016. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to condensed consolidated financial statements.
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
In October 2015, the Court of Justice for the European Union invalidated the EU-US Safe Harbor program, or the Safe Harbor. The Safe Harbor provided participating U.S. companies with a legal basis to comply with EU data transfer regulations that would otherwise restrict the transfer of personal data by our customers from the European Union to us in the United States. Some of our clients relied on the Safe Harbor to transfer the personal data of their customers located in the EU to the United States. Other clients relied on legally recognized alternative mechanisms such as standard contractual clauses issued by the European Commission (commonly referred to as “model contracts”) or binding corporate resolutions to make such transfers. We relied on the use of standard contractual clauses issued by the European Commission before the invalidation of the Safe Harbor Program in October 2015, and we continue to do so currently. In July 2016, EU and U.S. regulators announced the approval of a new trans-Atlantic Agreement, the EU-U.S. Privacy Shield, which succeeds the Safe Harbor Program. Companies interested in self-certifying compliance with this new trans-Atlantic data-transfer framework can do so as of August 2016, when the U.S. Department of Commerce began accepting certifications. The self-certification process under the Privacy

Shield is similar to the Safe Harbor program. However, the compliance requirements under the Privacy Shield are generally more stringent than under the Safe Harbor.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the nine months ended September 30, 2016, the sale price per share of our common stock ranged from a low of $6.14 to a high of $16.23. Factors that may contribute to continuing volatility in the price of our common stock include:

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
As of September 30, 2016, the holders of up to approximately 6,249,479 shares of our outstanding common stock (including shares of common stock issuable upon exercise of our warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
Our directors, executive officers and significant stockholders, who hold approximately 24% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of September 30, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

Five9, Inc.

Date:	November 1, 2016	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	November 1, 2016	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)