Form 10-K
period 2016-12-31
Five9, Inc.
filed 2017-02-28
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☒ No: ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒   No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes: ☒   No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant's common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $485.6 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2017, there were 53,396,061 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2016, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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

•	our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully grow and manage these relationships could harm our business;

•	we are establishing a network of master agents and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues;

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

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of cloud software for contact centers. Since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, highly scalable and secure Virtual Contact Center, or VCC, cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market, facilitating more than three billion interactions between our more than 2,000 clients and their customers per year. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant advantage.
Based on our current product offering and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $24 billion annually worldwide. Gartner estimates that there were 15.8 million contact center agents worldwide in 2016. Furthermore, Gartner has estimated that cloud penetration of the contact center market in North America grew from approximately 5% of total contact center agents in 2012 to 13% in 2016. We believe adoption of cloud contact center software solutions is increasing rapidly as a result of several distinct trends. The increasing adoption of cloud computing, especially within customer relationship management, or CRM, is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their contact center systems every 8-10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise. On-premise systems require large up-front investments, long deployment cycles and are burdensome to maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. This creates substantial challenges for clients with on-premise contact center systems to implement new features or upgrades, or to integrate with adjacent cloud solutions. As a result, cloud contact center software solutions are replacing legacy on-premise contact center systems.
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
Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We have developed a proven, high velocity, metrics-driven sales and marketing strategy, which is designed to effectively identify, qualify and close sales opportunities. To complement this go-to-market strategy, we have developed a large ecosystem of technology and system integrator partners and independent software vendors to help increase awareness of our solution in the market and drive incremental sales opportunities with new and existing clients. We are establishing a network of master sales agents, which provide sales leads, and resellers, which sell our solution to new and existing clients. We expect that this network will enable us to attract additional clients, and we expect our resellers will assist us in expanding internationally.
We provide our solution through a software-as-a-service, or SaaS, business model with recurring subscriptions based primarily on the number of agent seats and minutes of usage, as well as the specific functionalities and applications our clients deploy. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 100% as of December 31, 2016, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We have achieved significant growth in recent periods. For the years ended December 31, 2016, 2015 and 2014, our revenues were $162.1 million, $128.9 million and $103.1 million, respectively, representing year-over-year growth of 26% and 25%, respectively. We incurred net losses of $11.9 million, $25.8 million and $37.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, as a result of increased investment in our growth. As of December 31, 2016, 2015 and 2014, our total assets were $105.2 million, $99.2 million and $116.9 million, respectively.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 11 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”
Industry Overview
Contact centers must evolve in today’s rapidly changing technology environment
Contact centers are vital hubs of interaction between organizations and their customers and are mission critical to the successful execution of customer service, sales and marketing strategies. Both consumer and enterprise technology trends are driving an evolution in contact center strategies. Today, customers increasingly expect seamless communications across multiple channels, including voice, chat, email, web, social media and mobile, thereby increasing the number of touch points between organizations and their customers. Along with these additional channels, customers expect personalized interactions to enhance overall customer service. Delivering customer interactions to an appropriate agent resource, while delivering relevant customer data to the agent in real-time, is crucial in providing effective customer service.
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

Our Opportunity
Based on our current product offerings and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $24 billion annually worldwide. Gartner estimates that there were 15.8 million contact center agents worldwide in 2016. Furthermore, Gartner has estimated that cloud penetration of the contact center market in North America grew from approximately 5% of total contact center agents in 2012 to 13% in 2016. We believe the market for contact center solutions is undergoing a significant shift to the cloud driven primarily by:

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
Our Solution
We deliver a comprehensive cloud software solution for contact centers. Our solution enables organizations of all sizes to enhance the customer experience through omnichannel engagement, improve customer service, increase sales performance and improve the efficiency and cost of their operations. Our solution enables consumers to seamlessly engage through voice, video, website, mobile, chat, email, click-to-call, callback, social and messaging. Our agent interface, built on HTML5, is an intuitive browser-based design providing easy visualization of customer profile, context and cross channel history. Our Freedom platform provides a modern micro services-based open enterprise architecture built with representational state transfer, or REST, API’s and powerful software development kits, or SDKs, enabling customers, partners and developers to deliver powerful solutions that bridge the context gap between their unique systems. We provide high voice quality with our Agent Connect service and our call-by-call carrier optimization routing. Our web analytics capabilities enable businesses to see what visitors are doing live on their website, in a mobile application, or in interactions with their agents. It provides customer journey analytics and lifetime journey mapping with full insight across all channels and enables enterprises to address online presence for both buying and care use cases. Combined with our robust natural language processing, or NLP, which can determine sentiment and reasons for contact and our next best actions engine for real-time recommendations, enterprises are able to transform their customer’s experience from reactive interactions into trusted, proactive engagements, or proactive analytics. Our complete end-to-end capabilities include computer-telephony integration, or CTI, interactive voice response, or IVR, visual IVR, automatic contact distribution, or ACD, with skills-based routing, reporting, agent and supervisor desktop, dialer, mobile applications for contact center and customer, pre-built CRM integrations, quality management, speech and desktop analytics, customer surveys and workforce management.
Our cloud contact center solution provides the following key elements:

•
Rapid implementation, seamless updates and pre-built integrations. Our solution can be deployed quickly and seamlessly with minimal disruption to a client’s operations. The pre-built integrations with leading CRM and other enterprise applications reduce the complexity and burden-of-effort of integrating with the client’s business applications. The solution is seamlessly updated to ensure that clients are always on the latest version of the software, while maintaining their existing configurations, ensuring minimal disruption to the client’s contact center operations.

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

Our solution provides the following key benefits to clients:

•
Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple contact channels, including voice, chat, email, web, social media and mobile. Our solution gives agents the ability to switch between all media channels through an easy-to-use, unified interface that provides agents with all the relevant content and tools needed to complete the task at hand.

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

•
Enhanced end-to-end visibility. Our solution provides clients’ operations staff, quality team and leadership with a complete view of contact center performance through a comprehensive set of historical reports, real-time dashboards, and quality and performance management tools. Clients can also extract reporting data from our solution for further analysis using a spreadsheet application or using the sophistication of an enterprise business intelligence application. This insight provides an organization-wide view of customer engagement performance and allows clients to quickly determine the appropriate actions required to address changing circumstances.

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

•
Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations leverages a proven lifecycle approach including detailed discovery, design, testing, training and optimization. This not only accelerates agent activation, but also targets desired business outcomes. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: salesforce.com, inc., or Salesforce, Oracle Corporation, or Oracle, Zendesk, Inc., or Zendesk, Microsoft Corporation, or Microsoft, NetSuite Inc., or Netsuite (acquired by Oracle), and others. Once operational, we offer a high touch Premium Support offering where we assign a Technical Account Manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. As a result, our clients’ contact centers become fully operational faster and they recognize time to value more quickly than legacy on-premise contact center systems.

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

•
Established market presence and a large, diverse client base. We have a large, diverse client base of over 2,000 organizations across multiple industries. We believe our clients view us as a key strategic solutions provider. The performance, reliability, ease-of-use and comprehensive nature of our solution has resulted in high client retention.

•
Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Salesforce, Oracle, Microsoft, Zendesk and NetSuite (acquired by Oracle); system integrators such as Bluewolf, Inc.; Deloitte Consulting LLP and PwC LLP; analytics, workforce management and performance management software vendors Calabrio, Verint, CallMiner, Authority Software, and NICE Systems, Inc.; telephony providers such as AT&T Inc., Verizon Communications Inc. and Level3; and cloud private branch exchange, or PBX, phone systems vendors. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.

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

•
Expand internationally. To date, our primary focus has been on the U.S. market, which represented 93%, 93% and 92% of our revenue in 2016, 2015 and 2014, respectively, based on bill to addresses. We believe there is a significant opportunity for our cloud solution to disrupt incumbent legacy on-premise contact center systems internationally. We plan to increase our sales capabilities internationally by expanding our direct sales force and collaborating with strategic partners to target these markets and grow our international client base. We have co-location data center facilities in Europe to provide clients in certain countries of the European Union (“EU”) with regional access to our cloud contact center solution to better serve local needs.

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

Inbound Contact Center: With our VCC cloud platform, organizations of all sizes have everything they need to handle their inbound customer engagement. This includes the ability to take voice calls, respond to chat and email, and engage with a wide range of social media sources. Our platform includes a full-featured IVR system that allows our clients to provide a self-service capability and to automatically determine the customer intent and identify the type of resource to best handle the customer enquiry. At the center of our VCC cloud platform is the ACD module which provides intelligent routing of customer interactions. This enables clients to classify and prioritize customer interactions and ensure that the interactions are delivered to the most appropriate resource to provide the best customer experience and maximize business results.
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
Outbound Contact Center: Our Outbound Contact Center application enables our clients to improve the efficiency and productivity of outbound contact center agents. We provide a complete solution for outbound sales and marketing campaigns, including multiple automated dialing options, so our clients can find the right match for their needs and environment, whether outbound business-to-consumer, or B2C, business-to-business, B2B, or 1:1 proactive customer care. We provide a variety of outbound dialer modes, including a patented predictive dialer capability. The predictive dialer greatly enhances the productivity of agents and sales representatives by increasing productive talk time and minimizing idle time spent listening to voice mail and busy signals. These dialer solutions allow our clients to choose the automation capabilities that best align with their contact center environment and objectives, including lead prospecting, qualifying, nurturing and converting. We also provide campaign management tools such as list management, sophisticated dialer rules and agent scripting. In addition, we provide the TCPA manual touch mode option that provides tools to outbound clients to ensure that they are able to comply with the Telephone Consumer Protection Act, or TCPA, regulations.
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

Management Applications: Our integrated portfolio of management applications is built and delivered on our highly scalable and flexible VCC cloud platform. Our solution provides real-time supervisor tools to monitor and manage the performance of agents and call flows. Also provided is a suite of configurable management reports to enable clients to manage the end-to-end performance of their contact center operations. Our solution has native recording capabilities for contact centers that need to record their interactions. For clients with high-end Workforce Optimization, or WFO, needs, our solution can provide fully integrated workforce and quality management applications through our strategic relationships with Calabrio, Verint, CallMiner, Authority Software, and NICE Systems, Inc.
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

•
CRM Integrations: For clients who prefer to have their agents or sales representatives work within their CRM desktop, we offer pre-built integrations with leading providers of CRM systems such as Salesforce, Oracle, Zendesk, Microsoft and NetSuite (acquired by Oracle). In addition, professional services can provide integrations with custom or legacy CRM systems. Our solution provides softphone and telephony capabilities within the CRM desktop, and routes each customer interaction to an appropriate agent resource. Agents are able to work within a familiar desktop, equipped with full telephony controls and giving them immediate access to the most current, relevant and accurate information about the customer.

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

•
Administrator: Provides administrators with a comprehensive set of integrated tools to easily configure agent skills (such as language, domain expertise, and media channels to service), determine interaction routing strategies, specify IVR scripts and manage the contact center operation. The Five9 Administrator system is easy to use so that contact center business personnel can set up and make changes themselves, without having to rely on specialized IT staff often required to manage legacy on-premise contact center systems. This represents a key advantage of our VCC cloud platform as it allows businesses to adapt quickly to keep up with the rapid changes required in contact center operations.

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

Clients
We have a large and diverse client base comprised of over 2,000 organizations as of December 31, 2016, with no single client representing more than 10% of our revenues in 2016, 2015 or 2014. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, consumer, healthcare and technology.
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
Marketing
To build client awareness and adoption of our solution, our lead generation activities consist primarily of client referrals, search engine marketing, internet advertising, digital marketing campaigns, social marketing, trade shows, industry events, co-marketing with strategic partners and telemarketing. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for Five9. We offer free trials and services to allow prospective clients to experience the quality and ease-of-use of our cloud solution, to learn about the features and functionality of our VCC cloud platform in more detail, and to quantify the benefits of our cloud solution.
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
As of December 31, 2016, we had 171 employees in our research and development group. Our research and development expenses totaled $23.9 million, $22.7 million and $22.1 million for the years ended December 31,

2016, 2015 and 2014, respectively. We intend to continue investing in research and development to continue to deliver robust functionality to our clients.
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
Technology and Operations
Our highly scalable and flexible VCC cloud platform is the result of more than 14 years of research, development, client engagement and operational experience. The platform is comprised of in-house developed intellectual property, open source products and commercially available hardware and software. The platform is designed to be redundant and we believe that all components can be upgraded, expanded or replaced with minimal or no interruption in service.
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
Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy on-premise contact center system vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco, and legacy on-premise software companies with a historical focus on CTI, such as Aspect Software, Inc., or Aspect, Genesys Telecommunications Laboratories, Inc., or Genesys, and Interactive Intelligence Group, Inc., now part of Genesys. These companies are expanding their traditional on-premise contact center systems with cloud-based offerings, either through acquisitions or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact, Inc., now inContact, A NICE Systems company, and LiveOps, Inc, now named Seranova. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories, larger marketing budgets and greater financial and technical resources. We believe the principal competitive factors in our market include:

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
As of December 31, 2016, our intellectual property portfolio included nine registered U.S. trademarks, ten issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2016, we also had four issued patents, nine pending patent applications and 14 limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there can be seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year. During 2016, 2015 and 2014, 53% of our total revenues were generated in the second half of each year. We believe that this is due to the general increase in customer support and marketing and sales activities leading up to, and during, the holiday season.
Employees
As of December 31, 2016, we had 780 full-time employees, including 337 in technology and operations, 171 in research and development, 173 in sales and marketing, and 99 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good and we have never experienced any work stoppages.
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
In addition, we must make contributions and other payments on our usage-based fees to state and local governmental entities. The tax and fee structure for communications services such as ours is complex, ambiguous and subject to interpretation. If taxing and regulatory authorities enact new rules or regulations or expand their interpretations of existing rules and regulations, we could incur additional liabilities. In addition, the collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with these regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, these regulations. See Note 10 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a discussion of our liabilities related to USF matters.
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
Company Information
We were incorporated in Delaware in 2001. We operate in a single reportable segment. Our principal executive office is located at Bishop Ranch 8, 4000 Executive Parkway, Suite 400, San Ramon, CA 94583 and our telephone number is (925) 201-2000. Our website address is www.five9.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K. We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and domain names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products. Solely for convenience, some of the copyrights, trademarks and trade names referred to in this annual report on Form 10-K are listed without ©, ® and

™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports are filed with, or furnished to, the United States Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Five9 and other companies that file materials with the SEC electronically. Copies of Five9’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.five9.com/sec.cfm as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC.
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
Our quarterly and annual results of operations, including our revenues, profitability and cash flow have varied, and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•	market acceptance of our solution;

•	our ability to attract new clients and grow our business with existing clients;

•	client renewal rates;

•	our ability to adequately expand our sales and service team;

•	our ability to acquire and maintain strategic and client relationships;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;

•
the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	network outages or security breaches, which may result in the loss of clients, client credits and harm to our reputation;

•	seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year;

•	inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;

•	our ability to expand, and effectively utilize our network of master agents and resellers;

•	the timing of recognition of revenues under current and future GAAP;

•	changes in our pricing policies or those of our competitors;

•	the level of professional services and support we provide our clients;

•	the components of our revenue;

•	the addition or loss of key clients, including through acquisitions or consolidations;

•	general economic, industry and market conditions;

•	the timing of costs and expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	compliance with, or changes in, the current and future domestic and international regulatory environment;

•	the hiring, training and retention of key employees;

•	litigation or other claims against us;

•	the ability to expand internationally, and to do so profitability;

•	our ability to obtain additional financing;

•	advances and trends in new technologies and industry standards; and

•	increases or decreases in the costs to provide our solution or pricing changes upon any renewals of client agreements.
If we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new clients, add additional agent seats and sell additional functionality to existing clients, and encourage existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or sell additional services to existing clients based on pricing, cost of ownership, technology and functionality could be harmed. As a result, our existing clients may not renew our agreements, and we may be unable to attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth.
Furthermore, a portion of our revenue is generated by acquiring domestic and international telecommunications minutes from wholesale telecommunication service providers and reselling those minutes to our clients. As a result, if telecommunications rates decrease, we must resell more minutes to maintain our level of usage revenue.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2016, 2015 and 2014, our revenues were $162.1 million, $128.9 million and $103.1 million, respectively, representing year-over-year growth of 26% and 25%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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
Moreover, we continue to expand our headcount and operations. We grew from 692 employees as of December 31, 2015 to 780 employees as of December 31, 2016. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will make it more difficult for us to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully.
Failure to adequately expand our direct sales force will impede our growth.
We will need to continue to expand and optimize our sales infrastructure in order to grow our client base and business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
Any future service interruptions could:

•	cause our clients to seek credits or damages for losses incurred;

•	cause existing clients to cancel their contracts and move to a competitor;

•	affect our reputation as a reliable service provider;

•	make it more difficult for us to attract new clients or expand our business with existing clients; or

•	require us to replace existing equipment.
We have experienced significant growth in the number of agents and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients' use of our service increases, we will need to continue to make additional investments in our capacity to maintain adequate stability and performance, the availability of which may be limited or the cost of which may be prohibitive. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict or improve our infrastructure requirements to keep pace with growth in our business, our business could be harmed.

Security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and adversely affect our business.
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of information, or unauthorized use of our systems, leading to litigation, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause users to lose confidence in our solution. While we have security measures in place to protect client information and minimize the probability of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Moreover, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could have a material and adverse effect on our business, reputation or financial results.
The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for contact center solutions is highly competitive. Generally, we do not have long-term contracts with our clients and our clients can terminate our service and switch to competitors’ offerings on short notice.
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer-telephony integration, or CTI, heritage, such as Aspect, and Genesys (including its recent acquisition of Interactive Intelligence). These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact (recently acquired by NICE Ltd.) and LiveOps, now named Seranova. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats or termination of their contracts. Subscriptions and related usage by our existing clients may decrease if:

•	clients are not satisfied with our services, prices or the functionality of our solution;

•	the stability, performance or security of our hosting infrastructure and hosting services are not satisfactory;

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or other reasons;

•	competition increases from other contact center providers;

•	the attach rate of voice traffic purchased through us decreases;

•	alternative technologies, products or features emerge that we do not provide;

•	our clients or potential clients experience financial difficulties; or

•	the U.S. or global economy declines.
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
We leverage strategic relationships with third parties, such as CRM providers, Workforce Optimization, or WFO, providers, other technology providers, system integrators, and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial conditions and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. We also license technology from certain third-party partners, including through OEM relationships. Certain of these agreements permit either party to terminate all or a portion of the relationship without cause at any time and for any reason. If one of these agreements is terminated by the other party, we would have to find an alternative source or develop new technology ourselves, either of which could cause delays in our ability to offer our solution or certain product features to our to clients, result in increased expense and harm our business. Our inability to successfully manage and maintain these complex relationships or negotiate sufficient contractual terms could harm our business.

We are establishing a network of master agents and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.
We are establishing a network of master sales agents, which provide sales leads, and resellers, which sell our solution to new and existing clients. We expect that this network will enable us to attract additional clients. We expect our resellers will assist us in expanding internationally. These master agents and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential resellers to favor their services over ours, either through financial incentives, technological innovation, by offering a broader array of services to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current master agents and resellers, fail to develop relationships with new master agents and resellers in new and existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing master agents and resellers, or if our master agents and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed.
In addition, identifying new resellers, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our reseller relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. Our inability to successfully manage these complex relationships or negotiate sufficient contractual terms could harm our business.
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
As we continue to target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in completing our sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these clients will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual clients and prospective clients, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to six months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our clients that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of agent seats and the number of applications utilized by larger organizations over time. There is no guarantee that these clients will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these clients will decrease and our business may suffer.
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
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services and because our professional services offerings typically have negative margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts. Selling to smaller clients may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution, or the mix of solution components purchased by our clients, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.

We are in the process of expanding our international operations, which exposes us to significant risks.
To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $11.9 million, $25.8 million and $37.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $166.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. You should not consider our historical or recent growth in revenues as necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.

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
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations. Moreover, our clients could incorrectly implement or inadvertently misuse our products, which could result in client dissatisfaction and harm the perceived utility of our products and our brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could elect to cancel our solution, seek payment credits, seek damages against us, or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our clients or related taxes and administrative fees. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources.
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

•	security breaches resulting in loss or disclosure of confidential client and customer data and potential liability to clients and non-client third parties for such disclosures;

•	inadvertent damage from third parties; and

•	other hazards that could also result in suspension of operations, personal injury and even loss of life.
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
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to design, develop, manufacture and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. Failure in this regard may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we will need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing or acquiring these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of our solution and increase our research and development expenses. Any failure of our solution to operate effectively with future network platforms and technologies could reduce the demand for our solution, result in client dissatisfaction and harm our business.

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
Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where software development services are performed. We have also started to increase our sales, marketing and support personnel in the U.K. to maintain and support our European data centers and to provide service and support to clients in the European Union. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

•	the need to establish and protect our brand in international markets;

•	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated costs and expenses;

•	difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;

•	the need to make implementations, and offer customer care, in various native languages;

•	different pricing environments, longer sales and accounts receivable payment cycles and collections issues;

•	weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;

•	increased risk of piracy, counterfeiting and other misappropriation of our intellectual property in our locations outside the U.S.;

•	new and different sources of competition;

•	general economic conditions in international markets;

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
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs to do so. Competition for these personnel is intense, especially for engineers highly experienced in designing and developing cloud software and for senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
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
We have a substantial amount of debt. As of December 31, 2016, we had approximately $32.6 million in principal amount outstanding under our New Revolving Credit Facility entered into on August 1, 2016, $0.1 million outstanding under a promissory note with the USAC and a $1.0 million FCC civil penalty payable to the U.S. Treasury. See Note 6 of the notes to consolidated financial statements.

Our New Revolving Credit Facility is collateralized by substantially all of our assets and contains a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The amount of our current total debt and the collateral pledged under the New Revolving Credit Facility and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
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
In addition, we may receive inquiries relating to potential strategic transactions, including from third parties who may seek to acquire us. We will continue to consider and discuss such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.
If we are unable to maintain and further develop effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012, or The JOBS Act, which could occur for reporting periods after December 31, 2016.
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
For example, we recognize revenue in accordance with ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (formerly known as EITF 08-01). In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The new standard is effective for our annual and interim reporting periods beginning January 1, 2018. As a result of future interpretations or applications of existing and new accounting standards, including ASU 2014-09 and ASU 2009-13, the timing of our revenue and commission expense recognition will change, which will cause fluctuations in our operating results.
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
As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses of $142.1 million and $79.9 million, respectively, which if not utilized will begin to expire in 2024 for federal purposes and 2017 for state purposes. As of December 31, 2016, we also had research credit carryforwards for federal and California state tax purposes of approximately $2.5 million and $2.1 million. If not utilized, the federal research credit carryforwards will begin to expire in 2022. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or IRC Section 382, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An IRC Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change prior to 2014 and the disclosed amounts of our net operating losses and potential tax credits have been reduced for the resulting effect of the IRC Section 382 limitations. Subsequent or future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change” again, which would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our net operating loss carryforwards and harm our profitability.
Risks Related to Our Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2016, our intellectual property portfolio included nine registered U.S. trademarks, ten issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2016, we also had four issued patents, nine pending patent applications and 14 limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc., or NobelBiz, filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8,135,122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the prior patent and addresses the same technology. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. See “Part I, ITEM 3. Legal Proceedings.” If NobelBiz is successful in its request for injunctive relief, we will have to stop providing the accused technology, enter into a license agreement with NobelBiz for the technology or modify our technology, any of which could harm our business. There can be no assurance that we (i) will prevail in this action, (ii) can develop non-infringing technology that is accepted in the market if we are enjoined from using the accused technology or (iii) will be able to negotiate favorable licensing terms with NobelBiz. There can also be no assurance that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us.
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
Our solution incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not be the case, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties and to integrate such software to our solution.
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. Third-party licensors may also be acquired or go out of business, which could preclude us from continuing to use such technology. The loss of, or inability to maintain, existing licenses could result in lost product features and litigation. The loss in existing licenses could also result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could increase our costs and harm our business.
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
The legal and contractual environment surrounding calling consumers and wireless phone numbers is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or FTC and the FCC, and various states have laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
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
We have accrued a contingent liability of $2.1 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 of the notes to consolidated financial statements.
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

Our ability to offer services outside the U.S. is subject to different regulatory and taxation requirements, which may be complicated and uncertain.
As we continue to expand the sale and implementation of our solutions internationally, we will be subject to new regulations, taxes, surcharges and fees. Compliance with these new complex regulatory requirements that differ from country to country and are frequently changing may impose substantial compliance burdens on our business. At times, it may be difficult to determine which laws and regulations apply, we may discover that we are required to comply with certain laws and regulations after having provided services for some time in that jurisdiction, which could subject us to retroactive taxes, fees and penalties, and we may be subject to conflicting requirements. For example, prior to 2016, we had not collected taxes on our sales in Canada. During the second quarter of 2015, we reviewed the taxability of our sales in Canada and determined that we were obligated to collect from our Canadian clients and remit to the Canadian federal and certain provincial governments Value-added Taxes, or VAT, and/or Provincial Sales Taxes, or PST. We commenced collecting and remitting such taxes in January 2016. Additionally, as we expand internationally, the risk that governments will regulate or impose new or increased taxes or fees on our services increases. Any such additional regulation or taxes could decrease the value of our international expansion and harm our results of operations.

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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by us for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of December 31, 2016, we had a promissory note issued to USAC with an outstanding principal balance of $0.1 million for the undisputed portion and an accrued liability of $2.5 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the consolidated balance sheet. See Note 10 of the notes to consolidated financial statements. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. In January 2017, the FCC Wireline Bureau ruled in our favor regarding the principal for the 2008 to 2012 assessments, but not the interest or penalties, resulting in a reversal of $3.1 million to cost of revenue. The Company will continue to dispute the interest and penalties on the back assessments for the period of 2008 through 2012. The FCC has not yet resolved our Requests for Review challenging assessments for 2003 to 2007. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review sought to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty, of which $1.0 million in principal remained outstanding as of December 31, 2016. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 10 of the notes to consolidated financial statements.
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
The FCC and a number of states are considering reform or other modifications to USF programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. In April 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies like us contribute to the federal USF program. In general, the Further Notice of Proposed Rulemaking is considering questions like: what companies should contribute, how contributions should be assessed, and methods to improve the administration of the system. We cannot predict the outcome of this proceeding nor its impact on our business at this time. The changes in the leadership of the U.S. Government resulting from the federal election in 2016 may renew interest in completing this proceeding.
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
In October 2015, the Court of Justice for the European Union invalidated the EU-US Safe Harbor program, or the Safe Harbor. The Safe Harbor provided participating U.S. companies with a legal basis to comply with EU data transfer regulations that would otherwise restrict the transfer of personal data by our customers from the European Union to us in the United States. Some of our clients relied on the Safe Harbor to transfer the personal data of their customers located in the EU to the United States. Other clients relied on legally recognized alternative mechanisms such as standard contractual clauses issued by the European Commission (commonly referred to as “model contracts”) or binding corporate resolutions to make such transfers. We relied on the use of standard contractual clauses issued by the European Commission before the invalidation of the Safe Harbor Program in October 2015, and we continue to do so currently. In July 2016, EU and U.S. regulators announced the approval of a new trans-Atlantic Agreement, the EU-U.S. Privacy Shield, which succeeds the Safe Harbor Program. Companies interested in self-certifying compliance with this new trans-Atlantic data-transfer framework could do so beginning in August 2016, when the U.S. Department of Commerce began accepting certifications. The self-certification process under the Privacy Shield is similar to the Safe Harbor program. However, the compliance requirements under the Privacy Shield are generally more stringent than under the Safe Harbor.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2016, the sale price per share of our common stock ranged from a low of $6.14 to a high of $16.40. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	sales of our common stock by us or our significant stockholders, or the public announcement of same;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the SaaS industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

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
As of December 31, 2016, the holders of up to approximately 2,777,756 shares of our outstanding common stock (including shares of common stock issuable upon exercise of our warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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

Our directors, executive officers and significant stockholders, who hold approximately 15% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of December 31, 2016, our directors, executive officers and holders (as determined solely upon review of forms filed with the SEC) of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 15% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Five9;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Five9.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We currently lease approximately 96,500 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2016 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	68,000	February, 2018 *
The Philippines	Technical support, training and other professional services	16,500	March, 2017 *
Russia	Software development	12,000	January, 2018

* We are in the process of renewing the lease for our offices in San Ramon and the Philippines to extend the lease term.
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; Slough, England; and Amsterdam, The Netherlands, which require monthly payments for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. These agreements expire at various dates through 2019.
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

Melcher Litigation
On September 28, 2016, a complaint was filed in the United States District Court for the Southern District of California against Five9, Inc., or Five9, as the successor in interest to Face It, Corp., or Face It, and Lance Fried, a former Five9 employee who was the former Chief Executive Officer of Face It. The action, captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, or the Federal Lawsuit, was filed as a direct action by Carl Melcher, or Melcher, a purported former stockholder of Face It, and his related investment entity Melcher Family Limited Partnership, or MFLP.
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
On November 8, 2016, the court entered an order staying the Federal Lawsuit and ordered the parties to proceed to arbitration of the dispute before the American Arbitration Association, or AAA. On November 16, 2016, Melcher and MFLP submitted a Demand for Arbitration to AAA against Five9, asserting claims identical to those alleged in the Federal Lawsuit. No date has been set for the arbitration hearing.
We believe that we have indemnification rights against the former stockholders of Face It for losses we incur in connection with the defense and resolution of this matter.

NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until into 2017, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price
Our common stock commenced trading on The NASDAQ Global Market, or NASDAQ, under the symbol “FIVN” on April 4, 2014. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ.

	High	Low
Year 2016
First quarter	$9.84	$6.14
Second quarter	12.96	8.23
Third quarter	16.23	11.46
Fourth quarter	16.40	12.58

Year 2015
First quarter	$5.71	$3.64
Second quarter	6.18	4.90
Third quarter	5.66	3.60
Fourth quarter	9.07	3.48
Number of Common Stock Holders
On February 21, 2017, there were approximately 55 stockholders of record of our common stock who held an aggregate of 53,396,061 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
None.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on April 4, 2014 and ends on December 31, 2016.  The graph assumes $100 was invested at the close of market on April 4, 2014 in the common stock of Five9, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Five9, Inc. under the Securities Act of 1933, as amended.
ITEM 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this report.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands, except per share data)
Revenue	$162,090	$128,868	$103,102	$84,132	$63,822
Cost of revenue	66,934	59,495	54,661	48,807	39,306
Gross profit	95,156	69,373	48,441	35,325	24,516
Operating expenses:
Research and development (1)(2)	23,878	22,659	22,110	17,529	13,217
Sales and marketing (1)(2)	52,748	42,042	37,445	28,065	16,808
General and administrative (1)(2)	25,072	25,822	24,416	18,053	11,546
Total operating expenses	101,698	90,523	83,971	63,647	41,571
Loss from operations	(6,542)	(21,150)	(35,530)	(28,322)	(17,055)
Other income (expense), net:
Interest and other	(4,238)	(4,627)	(3,916)	(1,051)	(543)
Extinguishment of debt	(1,026)	—	—	—	—
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	1,745	(1,871)	(1,674)
Total other income (expense), net	(5,264)	(4,627)	(2,171)	(2,922)	(2,217)
Loss before income taxes	(11,806)	(25,777)	(37,701)	(31,244)	(19,272)
Provision for income taxes	54	61	85	70	62
Net loss	$(11,860)	$(25,838)	$(37,786)	$(31,314)	$(19,334)
Net loss per share:
Basic and diluted	$(0.23)	$(0.52)	$(1.00)	$(7.82)	$(5.82)
Shares used in computing net loss per share:
Basic and diluted	52,342	50,141	37,604	4,006	3,321

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenue	$6,573	$5,950	$5,138	$3,709	$2,439
Research and development	737	455	229	214	91
Sales and marketing	221	206	196	83	21
General and administrative	859	777	900	409	73
Total depreciation and amortization	$8,390	$7,388	$6,463	$4,415	$2,624
(2) Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenue	$1,375	$866	$542	$194	$60
Research and development	2,059	1,790	1,931	499	154
Sales and marketing	2,363	1,800	1,510	751	112
General and administrative	3,846	3,274	2,770	505	138
Total stock-based compensation	$9,643	$7,730	$6,753	$1,949	$464

	December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,122	$58,484	$78,289	$17,748	$8,451
Working capital	40,933	22,712	56,234	1,076	(2,047)
Total assets	105,239	99,233	116,934	56,278	26,607
Total debt and capital leases	45,799	46,617	47,696	30,332	8,194
Additional paid-in capital	196,555	180,649	170,286	34,089	19,471
Total stockholders’ equity (deficit)	30,328	26,280	41,753	(2,968)	(8,067)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating more than three billion interactions between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our VCC cloud platform routes each customer interaction to an appropriate agent resource, and delivers relevant customer data to the agent in real-time to optimize the customer experience. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment and can be rapidly deployed and adjusted depending on our client’s requirements.
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base, while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we have also focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social marketing, trade shows, industry events and telemarketing.
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’

notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2016, 2015 and 2014, subscription and related usage fees accounted for 95%, 96% and 97% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $162.1 million for the year ended December 31, 2016, from $128.9 million and $103.1 million for the years ended December 31, 2015 and 2014, respectively. Revenue growth has primarily been driven by our larger clients. For each of the years ended December 31, 2016, 2015 and 2014, no single client accounted for more than 10% of our total revenue. As of December 31, 2016, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately 1,000 agent seats.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended December 31,
	2016	2015	2014
Annual Dollar-Based Retention Rate	100%	96%	96%
The increase in our Annual Dollar-Based Retention Rate from 2015 to 2016 was primarily due to our larger clients increasing the number of agent seats.

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
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(11,860)	$(25,838)	$(37,786)
Non-GAAP adjustments:
Depreciation and amortization (1)	8,390	7,388	6,463
Stock-based compensation (2)	9,643	7,730	6,753
Interest expense	4,226	4,727	4,161
Extinguishment of debt	1,026	—	—
Interest income and other	13	(100)	(245)
Provision for (benefit from) income taxes	54	61	85
Reversal of accrued federal fees (3)	(3,114)	—	—
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	(1,745)
Reversal of contingent sales tax liability (4)	—	—	(2,766)
Accrued FCC charge (4)	—	—	2,000
Out of period adjustment for accrued federal fees (5)	—	—	235
Out of period adjustment for sales tax liability (6)	—	765	183
Adjusted EBITDA	$8,378	$(5,267)	$(22,662)

(1) See ITEM 6 of this Form 10-K for depreciation and amortization expenses included in our results of operations for the periods presented.
(2) See Note 7 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K for stock-based compensation expense included in our results of operations for the periods presented.
(3) Included in cost of revenue. See Note 10 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K. The $3.1 million represents a credit recorded in the fourth quarter of 2016 following a favorable ruling from the FCC's Wireline Bureau.
(4) Included in general and administrative expense. The $2.8 million represents a credit recorded in the second quarter of 2014 following a favorable ruling from a state's revenue authority. The $2.0 million represents an expense recorded in the third quarter of 2014 for an accrued liability for the then tentative FCC civil penalty. See Note 10 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K.

(5) Included in cost of revenue. The 2014 amount represents an immaterial out of period adjustment recorded in the fourth quarter of 2014 for 2008 through 2013.
(6) Included in general and administrative expense. The 2015 amount represent immaterial out of period adjustments recorded in the first two quarters of 2015 for 2011 through 2014. The 2014 amount represents an out of period adjustment recorded in the fourth quarter of 2014 for 2008 through 2013.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for employees in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We expense sales commissions associated with the acquisition or renewal of client contracts as incurred in the period the contract is acquired or the renewal occurs. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives.
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

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Cost of revenue	41%	46%	53%
Gross profit	59%	54%	47%
Operating expenses:
Research and development	15%	18%	21%
Sales and marketing	32%	32%	36%
General and administrative	16%	20%	24%
Total operating expenses	63%	70%	81%
Loss from operations	(4)%	(16)%	(34)%
Other income (expense), net:
Interest expense	(2)%	(4)%	(4)%
Extinguishment of debt	(1)%	—%	—%
Interest income and other	—%	—%	—%
Change in fair value of convertible preferred and common stock warrant liabilities	—%	—%	1%
Total other income (expense), net	(3)%	(4)%	(3)%
Loss before income taxes	(7)%	(20)%	(37)%
Provision for income taxes	—%	—%	—%
Net loss	(7)%	(20)%	(37)%
Comparison of the Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Revenue	$162,090	$128,868	$33,222	26%
The increase in revenue for 2016 compared to 2015 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For the years ended December 31, 2016 and 2015, the majority of our revenues and revenue growth has been from our larger clients as we move to larger average deals sizes and maintain strong customer retention rates.
Cost of Revenue

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$66,934	$59,495	$7,439	13%
% of Revenue	41%	46%
The increase in cost of revenue for 2016 compared to 2015 was primarily due to a $4.0 million increase in cash-based personnel costs driven by increased headcount, a $2.2 million increase in third party hosted software costs due to increased client activities, a $1.5 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, a $1.3 million increase in facility-related costs, a $0.7 million increase in data center costs due to increased client activities, a $0.6 million increase in depreciation expenses, a $0.6 million increase in travel expenses, and a $0.5 million increase in stock-based compensation expenses. The remainder of the increase was primarily due to our business growth. These increases were offset in part by a $1.3 million decrease in telecommunication carrier costs relating to our clients' long distance call usage due to improved usage efficiencies and by a $3.1 million reversal in the fourth quarter of 2016 of accrued USF charges due to a favorable ruling from the FCC's Wireline Bureau.
Gross Profit

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$95,156	$69,373	$25,783	37%
% of Revenue	59%	54%
The increase in gross profit for 2016 compared to 2015 was primarily due to economies of scale for subscription, improved efficiencies in usage, and higher amounts charged for, and better efficiencies in, professional services. In addition, the reversal of $3.1 million in USF charges during the fourth quarter of 2016 related to the favorable ruling from the FCC's Wireline Bureau resulted in an increase in gross profit and gross margin for 2016 compared to 2015. Excluding the effect of the USF reversal, the increase in gross margin for 2016 compared to 2015 was primarily due to higher amounts charged for, and better efficiencies in, professional services, improved efficiencies in usage, and economies of scale for subscription.
Operating Expenses
Research and Development

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Research and development	$23,878	$22,659	$1,219	5%
% of Revenue	15%	18%
The increase in research and development expenses for 2016 compared to 2015 was primarily due to a $0.4 million increase in consulting expenses, a $0.3 million increase in depreciation expenses, a $0.3 million increase in travel expenses, and a $0.3 million increase in stock-based compensation expenses.
Sales and Marketing

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$52,748	$42,042	$10,706	25%
% of Revenue	32%	32%
The increase in sales and marketing expenses for 2016 compared to 2015 was primarily due to a $4.2 million increase in cash-based personnel costs driven by increased headcount, a $3.0 million increase in commissions paid to sales personnel due to increased bookings, a $1.5 million increase in discretionary and other marketing-related expenses, a $0.8 million increase in travel expenses, a $0.6 million increase in facilities and allocated overhead costs, and a $0.6 million increase in stock-based compensation. These increases as well as the remainder of the increase were primarily due to the execution of our growth strategy to acquire new clients, grow the number of agent seats within our existing client base and establish brand awareness. The increase in stock-based compensation was also due to an increase in the fair value of employee equity awards.

General and Administrative

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$25,072	$25,822	$(750)	(3)%
% of Revenue	16%	20%
The decrease in general and administrative expenses for 2016 compared to 2015 was primarily due to a $0.8 million immaterial out of period adjustment recorded in the first and the second quarters of 2015 for additional sales taxes for certain revenue earned during the period 2011 through the first quarter of 2015, a $0.7 million decrease in facilities and allocated overhead costs, a decrease of $0.5 million in legal and consulting expenses, and a decrease of $0.4 million related to the reversal of contingent sales tax liabilities. This decrease was partially offset by an increase of $0.8 million in cash-based personnel costs driven by increased headcount, an increase of $0.6 million in stock-based compensation expense, and an increase of $0.4 million due to the one time benefit in the second quarter of 2015 related to our entry into a consent decree with the FCC.
Other Income (Expense), Net

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(4,226)	$(4,727)	$501	(11)%
Extinguishment of debt	(1,026)	—	(1,026)	(100)%
Interest income and other	(12)	100	(112)	(112)%
Total other income (expense), net	$(5,264)	$(4,627)	$(637)	14%
% of Revenue	(3)%	(4)%
The increase in interest expense for 2016 compared to 2015 was primarily due to a $1.0 million loss on extinguishment of debt recorded in connection with the repayment of amounts due under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. The loss was comprised of $0.4 million in prepayment penalties, a $0.4 million write-off of unamortized debt discounts, and a $0.2 million write-off of unamortized debt issuance costs. This increase was partially offset by lower interest expense related to lower interest rates under the 2016 Loan and Security Agreement compared to the 2014 Loan and Security Agreement and the 2013 Loan and Security Agreement.
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
The $2.3 million decrease in federal fees for 2015 compared to 2014 resulted from a $2.0 million one-time charge recorded in the third quarter of 2014 for a then tentative FCC civil penalty and a $0.3 million credit recorded in the second quarter of 2015 to discount the final FCC civil penalty of $2.0 million to its present value (see Note 6 and Note 10 of the notes to our consolidated financial statements).
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
Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of December 31, 2016, we had cash and cash equivalents totaling $58.1 million.
As of December 31, 2016, we had a total of $32.6 million in principal amount outstanding under a revolving credit facility governed by our 2016 Loan and Security Agreement. On August 1, 2016, we entered into the 2016 Loan and Security Agreement with two lenders for the New Revolving Credit Facility of up to $50.0 million. The New Revolving Credit Facility matures August 1, 2019. Under the terms of the New Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as set forth in Item 7 of this report, see "Annual Dollar-Based Retention Rate"). The New Revolving

Credit Facility carries a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. As of December 31, 2016, the Company was required to maintain $25.0 million of unrestricted cash and cash equivalents deposited with two lenders in connection with its credit agreement as a compensating balance (see Note 6). Upon the effectiveness of the 2016 Loan and Security Agreement, we immediately drew down $32.6 million and terminated the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement by repaying the aggregate outstanding principal, accrued interest and prepayment penalty balances thereunder of $32.4 million along with $0.2 million in administrative fees.
In addition, as of December 31, 2016, we had a $1.0 million FCC civil penalty payable to the U.S. Treasury and $0.1 million in outstanding principal amount under a promissory note with the USAC (see Note 6 of the notes to consolidated financial statements included in this Form 10-K).
We believe our existing cash and cash equivalents and the amount available for borrowing under our New Revolving Credit Facility (or any refinancing of the facility) will be sufficient to meet our working capital and capital expenditure needs at least through December 31, 2017. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$6,838	$(12,939)	$(24,279)
Net cash provided by (used in) investing activities	(2,397)	19,690	(21,042)
Net cash provided by (used in) financing activities	(4,803)	(6,556)	85,862
Net increase in cash and cash equivalents	$(362)	$195	$40,541
Cash Flows from Operating Activities
Cash provided by operating activities is primarily influenced by the amount and timing of client payments for subscription and related usage services. Payments from clients for these services are typically received monthly. Cash used in operating activities is primarily for personnel-related expenditures, datacenters and telecommunications carriers costs, office and facility related costs, USF contributions, and other regulatory costs. If we continue to improve our financial results, we expect net cash provided by operations to continue to increase.
During the year ended December 31, 2016, net cash provided by operating activities increased by $19.8 million compared to 2015 primarily due to a $14.6 million decrease in net loss after adjusting for non-cash expenses, and due to a $5.2 million increase in net cash resulting from changes in operating assets and liabilities.
During the year ended December 31, 2016, cash inflows from changes in operating assets and liabilities were primarily due to a $3.7 million increase in deferred revenue due to increased billings, and a $2.3 million increase in accrued and other liabilities primarily for employee paid-time-off, sales commissions and bonuses, driven by our improved sales and financial performance, as well as an increase in employee headcount. Cash outflows from changes in operating assets and liabilities primarily included a $3.4 million increase in accounts receivable due to increased sales.

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
Cash Flows from Investing Activities
During the year ended December 31, 2016, cash used in investing activities of $2.4 million was primarily for $1.2 million in purchases of convertible notes held for investment and $1.1 million in purchases of property and equipment.
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
Cash Flows from Financing Activities
During the year ended December 31, 2016, cash used in financing activities of $4.8 million was primarily for repayments of $36.9 million in notes payable and our revolving line of credit as part of our cancellation of the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement, as well as $6.2 million in payments under our capital lease obligations. Cash outflows were offset in part by cash received from the $32.6 million drawdown under the New Revolving Credit Facility, stock option exercises of $4.3 million and proceeds of $2.0 million from the sale of common stock under our employee stock purchase plan.
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
Our significant accounting policies are described in the notes to consolidated financial statements under ITEM 8, Note 1, of this Form 10-K.
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

At the time of each revenue transaction, we assess whether fees under the arrangement are fixed or determinable and whether collection is probable. For arrangements where the fee is not fixed or determinable, we recognize revenue as these amounts become due and payable. We assess collection based on a number of factors, including past transaction history and the creditworthiness of the client. If we determine that collection of fees is not reasonably assured, we defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. We maintain a revenue reserve for potential credits to be issued in accordance with service level agreements or for other revenue adjustments.
Significant judgment is involved in the determination of whether the facts and circumstances of an arrangement support that the fee for the arrangement is considered to be fixed or determinable and that collectibility of the fee is probable, and these judgments can affect the amount of revenue that we recognize in a particular reporting period. Generally, we are able to estimate whether collection is probable, but significant judgment is applied as we assess the creditworthiness of our customers to make this determination. Key external and internal factors are considered in developing our creditworthiness assessment, including public information, historical and current financial statements and past collection history. If our experience were to change, it could have a material adverse effect on our results of operations.
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
Goodwill and Intangible Assets
We perform testing for impairment of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) our market capitalization, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis is performed, involving a comparison between the estimated fair values of our reporting unit with the respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. As of December 31, 2016 and 2015, there was no impairment to the carrying value of the Company's goodwill.
Our intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. The Company has concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2016 and 2015.
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
Income Taxes
We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2016 and 2015, we provided a full valuation allowance against our net deferred tax assets.
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
As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of approximately $142.1 million and $79.9 million, respectively, available to reduce future income subject to income taxes. If not utilized, these carryforwards will begin to expire in 2024 for federal purposes and 2017 for state purposes. As of December 31, 2016, we also had research credit carryforwards for federal and California state tax purposes of approximately $2.5 million and $2.1 million. If not utilized, the federal research credit carryforwards will begin to expire in 2022. The California state research credits can be carried forward indefinitely.
The IRC Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we have a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for certain types of financial assets held. ASU 2016-13 is effective for us in our first quarter of 2020, and earlier adoption is permitted beginning in the first quarter of 2019. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for us beginning in the first quarter of 2017, with early application permitted. We are currently assessing the effect the guidance will have on its consolidated financial statements. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption will have a material impact on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for both finance, or capital, and operating leases with lease terms of more than 12 months. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting will remain largely unchanged from current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted. We are currently assessing the effect the guidance will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Topic 606 is effective for our annual and interim reporting periods beginning January 1, 2018 using either a retrospective or a cumulative effect transition method. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of Topic 606 will have a material impact on our financial statements, however, we will continue to evaluate this assessment in 2017. We intend to adopt Topic 606 on January 1, 2018. We have not yet selected a transition method, but expect to do so in the third quarter of 2017 upon completion of further analysis.
Off Balance Sheet Arrangements
As of December 31, 2016, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable (1)	$1,120	$786	$334	$—	$—
Revolving line of credit (2)	32,594	—	32,594	—	—
Capital lease obligations (3)	14,323	7,670	6,467	186	—
Operating lease obligations (4)	2,522	2,144	378	—	—
Hosting services (5)	1,122	1,109	13	—	—
Telecommunication usage (6)	2,298	1,952	345	1	—
Equipment maintenance (7)	629	517	112	—	—
Total	$54,608	$14,178	$40,243	$187	$—

(1) Represents the outstanding principal balance under a promissory note with USAC and a civil penalty payable to the U.S. Treasury. Interest on these obligations is described in Note 6 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
(2) Represents outstanding principal balance under our revolving credit facility. Interest on this obligation is described in Note 6 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K.
(3) Represents financing of computer and networking equipment and software purchases for our co-location data centers.
(4) Represents our obligations to make payments under the lease agreements for our office facilities and office equipment leases.
(5) Represents rental agreements for co-location facilities.
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
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, no demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows. On October 27, 2016, we received notice from Lance Fried, a former officer and director of Face It, of his claim for indemnification by us (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the Melcher litigation. See PART I, ITEM3 of this Form 10-K. As of December 31, 2016, we had advanced Mr. Fried $40 thousand in connection with this claim. To the extent that it is ultimately determined that Mr. Fried is not entitled to indemnification, Mr. Fried has undertaken to reimburse us for all amounts advanced to him. In addition, we believe that we have indemnification rights against the former stockholders of Face It for all losses that we incur in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against us.

Contingencies — Legal and Regulatory
We are subject to certain legal and regulatory proceedings, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. See ITEM 3. Legal Proceedings and Note 10 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for details.
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
Interest Rate Sensitivity
As of December 31, 2016, we had cash and cash equivalents of $58.1 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of December 31, 2016, we had a total of $32.6 million in outstanding borrowings under our variable interest rate debt or financing agreements. See Note 6 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a detailed discussion of our indebtedness. For the year ended December 31, 2016, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $0.2 million.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars, and, therefore, our net revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar could make our solution more expensive in foreign countries and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located except for Russia where compensation of our employees is primarily denominated in the U.S. dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.8 million on our operating results.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Five9, Inc.:
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five9, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
February 28, 2017

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$58,122	$58,484
Accounts receivable, net	13,881	10,567
Prepaid expenses and other current assets	3,008	2,184
Total current assets	75,011	71,235
Property and equipment, net	14,688	13,225
Intangible assets, net	1,539	2,041
Goodwill	11,798	11,798
Other assets	2,203	934
Total assets	$105,239	$99,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,366	$2,569
Accrued and other current liabilities	9,604	7,911
Accrued federal fees	2,742	5,684
Sales tax liability	1,347	1,262
Revolving line of credit	—	12,500
Notes payable	742	7,212
Capital leases	6,230	4,972
Deferred revenue	10,047	6,413
Total current liabilities	34,078	48,523
Revolving line of credit — less current portion	32,594	—
Sales tax liability — less current portion	1,476	1,915
Notes payable — less current portion	318	17,327
Capital leases — less current portion	5,915	4,606
Other long-term liabilities	530	582
Total liabilities	74,911	72,953
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 53,363 shares and 51,165 shares issued and outstanding as of December 31, 2016 and 2015, respectively	53	51
Additional paid-in capital	196,555	180,649
Accumulated deficit	(166,280)	(154,420)
Total stockholders’ equity	30,328	26,280
Total liabilities and stockholders’ equity	$105,239	$99,233
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$162,090	$128,868	$103,102
Cost of revenue	66,934	59,495	54,661
Gross profit	95,156	69,373	48,441
Operating expenses:
Research and development	23,878	22,659	22,110
Sales and marketing	52,748	42,042	37,445
General and administrative	25,072	25,822	24,416
Total operating expenses	101,698	90,523	83,971
Loss from operations	(6,542)	(21,150)	(35,530)
Other income (expense), net:
Interest expense	(4,226)	(4,727)	(4,161)
Extinguishment of debt	(1,026)	—	—
Interest income and other	(12)	100	245
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	1,745
Total other income (expense), net	(5,264)	(4,627)	(2,171)
Loss before income taxes	(11,806)	(25,777)	(37,701)
Provision for income taxes	54	61	85
Net loss	$(11,860)	$(25,838)	$(37,786)
Net loss per share:
Basic and diluted	$(0.23)	$(0.52)	$(1.00)
Shares used in computing net loss per share:
Basic and diluted	52,342	50,141	37,604
Comprehensive Loss:
Net loss and comprehensive loss	$(11,860)	$(25,838)	$(37,786)
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	122,216	$53,734	5,494	$5	$34,089	$(90,796)	$(2,968)
Issuance of Series A-2 convertible preferred stock upon exercise of warrants	166	509	—	—	—	—	509
Conversion of preferred stock to common stock upon IPO	(122,382)	(54,243)	30,595	31	54,212	—	—
Initial public offering (net of issuance costs of $4,239)	—	—	11,500	11	70,615	—	70,626
Reclass of warrant liabilities to APIC upon IPO	—	—	—	—	2,647	—	2,647
Issuance of common stock upon exercise of stock options and warrants	—	—	1,556	2	1,110	—	1,112
Issuance of common stock upon vesting of restricted stock units	—	—	15	—	—	—	—
Issuance of common stock under ESPP	—	—	156	—	660	—	660
Issuance of unregistered common stock	—	—	6	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	200	—	200
Stock-based compensation	—	—	—	—	6,753	—	6,753
Net loss	—	—	—	—	—	(37,786)	(37,786)
Balance as of December 31, 2014	—	—	49,322	49	170,286	(128,582)	41,753
Issuance of common stock upon exercise of stock options and warrants	—	—	992	1	1,265	—	1,266
Issuance of common stock upon vesting of restricted stock units	—	—	566	1	(1)	—	—
Issuance of common stock under ESPP	—	—	306	—	1,369	—	1,369
Stock-based compensation	—	—	—	—	7,730	—	7,730
Forfeiture of unvested restricted common stock	—	—	(21)	—	—	—	—
Net loss	—	—	—	—	—	(25,838)	(25,838)
Balance as of December 31, 2015	—	—	51,165	51	180,649	(154,420)	26,280
Issuance of common stock upon exercise of stock options and warrants	—	—	982	1	4,285	—	4,286
Issuance of common stock upon vesting of restricted stock units	—	—	896	1	(1)	—	—
Issuance of common stock under ESPP	—	—	320	—	1,979	—	1,979
Stock-based compensation	—	—	—	—	9,643	—	9,643
Net loss	—	—	—	—	—	(11,860)	(11,860)
Balance as of December 31, 2016	—	$—	53,363	$53	$196,555	$(166,280)	$30,328
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(11,860)	$(25,838)	$(37,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,390	7,388	6,463
Provision for doubtful accounts	75	171	76
Stock-based compensation	9,643	7,730	6,753
Loss (gain) on disposal of property and equipment	1	10	1
Amortization of debt discount and issuance costs	241	350	293
Changes in fair value of convertible preferred and common stock warrant liabilities	—	—	(1,745)
Loss on extinguishment of debt	1,026	—	—
Reversal of accrued federal fees	(3,114)	—	—
Accretion of interest	20	—	—
Others	(11)	36	(7)
Changes in operating assets and liabilities:
Accounts receivable	(3,389)	(2,410)	(1,390)
Prepaid expenses and other current assets	(859)	(224)	(216)
Other assets	203	(312)	(128)
Accounts payable	811	(1,610)	300
Accrued and other current liabilities	2,262	426	1,863
Accrued federal fees and sales tax liability	(182)	441	440
Deferred revenue	3,680	1,038	1,012
Other liabilities	(99)	(135)	(208)
Net cash provided by (used in) operating activities	6,838	(12,939)	(24,279)
Cash flows from investing activities:
Purchases of property and equipment	(1,131)	(1,116)	(1,025)
Purchases of convertible notes held for investment	(1,206)	—	—
Decrease (increase) in restricted cash	(60)	806	(25)
Purchase of short-term investments	—	(20,000)	(49,992)
Proceeds from maturity of short-term investments	—	40,000	30,000
Net cash provided by (used in) investing activities	(2,397)	19,690	(21,042)
Cash flows from financing activities:
Net proceeds from IPO, net of payments for offering costs	—	—	71,459
Proceeds from exercise of common stock options and warrants	4,286	1,266	1,212
Proceeds from sale of common stock under ESPP	1,979	1,369	660
Proceeds from notes payable	—	—	19,536
Repayments of notes payable	(24,351)	(3,447)	(1,556)
Payments of capital leases	(6,237)	(5,744)	(5,449)
Payment of prepayment penalty and related fees	(368)	—	—
Payments for debt issuance costs	(206)	—	—
Proceeds from revolving line of credit	32,594	—	—
Repayments on revolving line of credit	(12,500)	—	—
Net cash provided by (used in) financing activities	(4,803)	(6,556)	85,862
Net increase in cash and cash equivalents	(362)	195	40,541
Cash and cash equivalents:
Beginning of period	58,484	58,289	17,748
End of period	$58,122	$58,484	$58,289
Supplemental disclosures of cash flow data:
Cash paid for interest	$4,234	$4,340	$3,869
Cash paid for income taxes	115	186	46
Non-cash investing and financing activities:
Equipment obtained under capital lease	$8,202	$6,284	$5,886
Equipment purchased and unpaid at period-end	163	151	11
Reclass of deferred IPO costs to additional paid-in capital	—	—	2,179
Net cashless exercise of preferred stock warrants to Series A-2 convertible preferred stock	—	—	509
Vesting of early exercised stock options	—	—	200
Reclass of warrants liabilities to additional paid-in capital upon IPO	—	—	2,647
Conversion of convertible preferred stock to common stock upon IPO	—	—	54,243
Conversion of accrued federal fees to note payable, net	—	1,675	—
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries, or the Company, is a provider of cloud software for contact centers. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe and Asia, which primarily provide research, development, sales, marketing, and client support services.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation. As the Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, it could have delayed the adoption of new accounting standards until those standards would otherwise apply to privately-held companies. However, the Company has irrevocably elected to comply with all new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth publicly-held companies.
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
Short-Term Investments
The Company considers all investments in marketable securities with original maturities at the date of purchase of more than three months to be short-term investments. Short-term investments are classified as available-for-sale at the time of purchase and the Company reevaluates such classification at each balance sheet date. Unrealized gains and losses for short-term investments are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Any unrealized losses that are considered to be other-than-temporary impairments are recorded in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss. Realized gains (losses) on the sale of short-term investments are determined using the specific-

identification method and recorded in “Other income, net” in the consolidated statements of operations and comprehensive loss. Interest and dividends are included in interest income when earned.
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at two large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $57.5 million and $58.0 million as of December 31, 2016 and 2015, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2016 and 2015, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2016, 2015 and 2014, no single client represented more than 10% of revenue.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$15	$65	$42
Add: bad debt expense	75	171	76
Less: write-offs, net of recoveries	(78)	(221)	(53)
Balance, end of period	$12	$15	$65
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
The Company’s sales arrangements generally involve multiple deliverables, including subscription services and related usage as well as professional services, all of which have stand-alone value to the client. The Company allocates arrangement consideration to these deliverables based on the relative stand-alone selling price method in accordance with the selling price hierarchy, which includes: (i) Vendor Specific Objective Evidence, or VSOE, if available; (ii) Third-Party Evidence, or TPE, if VSOE is not available; and (iii) Best Estimate of Selling Price, or BESP, if neither VSOE nor TPE is available.
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
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Company records USF contributions and other regulatory costs on a gross basis in its consolidated statements of operations and comprehensive loss and records surcharges and sales, use and excise taxes billed to its clients on a net basis. The cost of gross USF contributions payable to the USAC and suppliers is presented as a cost of revenue in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2016, total USF contributions and other regulatory costs included in cost of revenue was $7.7 million before the $3.1 million reversal related to the favorable FCC Wireline Bureau ruling in the fourth quarter of 2016, and $4.6 million thereafter. For the years ended December 31, 2015 and 2014, total USF contributions and other regulatory costs included in cost of revenue were $6.2 million and $4.4 million, respectively. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to the Company’s clients are presented in general and administrative expense in the consolidated statements of operations and comprehensive loss.
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
Research and Development
Research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. Research and development costs are expensed as incurred except for internal use software development costs that qualify for capitalization. The Company reviews development costs incurred for internal-use software in the application development stage and assesses costs for capitalization. As of December 31, 2016 and 2015, the amount of capitalized internal-use software development costs was $0.5 million and $0.1 million, respectively.

Advertising Costs
We primarily advertise our services through the web and in conjunction with partners. Advertising costs are expensed as incurred and were $10.7 million, $9.2 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees we paid to third parties. Sales commissions associated with the acquisition or renewal of a client contract are recognized as sales and marketing expense as incurred. Commission expense was $10.2 million, $7.2 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured as the grant date fair value of the award. The Company estimates the fair value of stock options and purchase rights under the Company's Equity Incentive Plans and the 2014 Employee Stock Purchase Plan, or ESPP, respectively, using the Black-Scholes option-pricing model. The fair value of restricted stock awards is equal to the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures using the straight-line method over the service period, which is generally the vesting period.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2016 and 2015, the Company recorded a full valuation allowance against the net deferred tax assets because of its history of operating losses in the United States. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
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
Indemnification
Certain of the Company’s agreements with clients include provisions for indemnification against liabilities if its services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2016 and 2015.
Segment Information
The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight classification issues related to the statement of cash flows, including those for debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for the Company in its first quarter of 2018, with early adoption permitted. As permitted by ASU 2016-15, the Company early-adopted this new guidance at the beginning of the third quarter of 2016 and applied it prospectively. No prior periods were retrospectively adjusted.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for the Company's annual period ended December 31, 2016 and interim and annual periods thereafter. Early adoption is permitted. The Company adopted this guidance prospectively beginning in the fourth quarter of 2016 and the adoption did not have a material effect on its consolidated financial statements.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of 2017, with early application permitted. The Company will adopt this guidance effective January 1, 2017, and adoption is not expected to have a material effect on its condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Topic 606 is effective for the Company's annual and interim reporting periods beginning January 1, 2018 using either a retrospective or a cumulative effect transition method. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on procedures performed to date, nothing has come to the Company's attention that would indicate that the adoption of Topic 606 will have a material impact on its financial statements, however, the Company will continue to evaluate this assessment in 2017. The Company intends to adopt Topic 606 on January 1, 2018. The Company has not yet selected a transition method, but expects to do so in the third quarter of 2017 upon completion of further analysis.
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

The fair value of assets and liabilities carried at fair value was determined using the following inputs (in thousands):

	December 31, 2016
	Total	Level 1
Assets
Cash equivalents:
Money market funds	$20,069	$20,069

	December 31, 2015
	Total	Level 1
Assets
Cash equivalents:
Money market funds	$20,010	$20,010
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
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$38,053	$38,474
Money market funds	20,069	20,010
Total cash and cash equivalents	$58,122	$58,484
As of December 31, 2016, the Company was required to maintain $25.0 million of unrestricted cash and cash equivalents deposited with two lenders in connection with its credit agreement as a compensating balance (see Note 6).
As of December 31, 2015, the Company was required to maintain $7.5 million in deposits in connection with its credit agreement with a lender as a compensating balance (see Note 6)
Restricted Cash
As of December 31, 2016 and 2015, the Company's restricted cash balance was not material. Restricted cash is included in 'Other assets' on the accompanying consolidated balance sheets.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2016	2015
Trade accounts receivable	$12,640	$9,554
Unbilled trade accounts receivable, net of advance client deposits	1,253	1,028
Allowance for doubtful accounts	(12)	(15)
Accounts receivable, net	$13,881	$10,567
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Computer and network equipment	$37,664	$30,277
Computer software	5,133	3,566
Internal-use software development costs	475	128
Furniture and fixtures	1,130	1,113
Leasehold improvements	624	619
Property and equipment	45,026	35,703
Accumulated depreciation and amortization	(30,338)	(22,478)
Property and equipment, net	$14,688	$13,225
Depreciation and amortization expense associated with property and equipment was $7.9 million, $6.9 million, and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	December 31,
	2016	2015
Gross	$35,504	$27,302
Less: accumulated depreciation and amortization	(23,128)	(16,429)
Total	$12,376	$10,873
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued expenses	$2,148	$2,193
Accrued compensation and benefits	7,456	5,718
Accrued and other current liabilities	$9,604	$7,911
5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisition in October 2013 of Face It, Corp., which the Company also refers to as SoCoCare.
During the fourth quarter of 2016, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of December 31, 2016. As such, it was not necessary to perform the two-step quantitative goodwill impairment test. Subsequent to the 2016 annual impairment test, we believe there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2016 and 2015, there was no impairment to the carrying value of the Company's goodwill.
Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisition of SoCoCare in October 2013. The components of intangible assets are as follows (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,126)	$1,334	$2,460	$(775)	$1,685
Customer relationships	520	(333)	187	520	(229)	291
Domain names	50	(32)	18	50	(22)	28
Non-compete agreements	140	(140)	—	140	(103)	37
Total	$3,170	$(1,631)	$1,539	$3,170	$(1,129)	$2,041
Amortization expense related to intangible assets was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2017	$466
2018	442
2019	351
2020	280
Total	$1,539
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. The Company concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2016 and 2015.
6. Debt
2016 Loan and Security Agreement
On August 1, 2016, or the Effective Date, the Company entered into a loan and security agreement, or the 2016 Loan and Security Agreement, with the lenders party thereto and City National Bank, as agent for such lenders. The 2016 Loan and Security Agreement provides for a revolving line of credit, or the New Revolving Credit Facility, of up to $50.0 million and matures on August 1, 2019. On the Effective Date, the Company borrowed $32.6 million under the 2016 Loan and Security Agreement. The proceeds were used to extinguish existing indebtedness under all prior Loan and Security Agreements and will be used for working capital and other general corporate purposes
Loans under the 2016 Loan and Security Agreement bear a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. The Company has agreed to pay a fee of 0.25% per annum on the unused portion of the revolving credit facility as well as an anniversary fee of $31,250 on each of the first and second anniversaries of the Effective Date. The Company is accreting the total estimation of unused fees and anniversary fees evenly over the full term of the 2016 Loan and Security Agreement. Under the terms of the 2016 Loan and Security Agreement, the outstanding balance cannot exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the Securities and Exchange Commission). As of December 31, 2016, the outstanding principal balance under the 2016 Loan and Security Agreement was $32.6 million, which is included in 'Revolving line of credit — less current portion' in the consolidated balance sheets. As of December 31, 2016, the amount available for additional borrowings was $17.4 million.

The Company incurred approximately $0.2 million in fees that were directly attributable to the issuance of this credit facility. These costs are deferred and included within 'Prepaid expenses and other current assets' and 'Other assets' in the Company's consolidated balance sheets and being amortized to interest expense on a straight-line basis over three years starting from the Effective Date of the New Revolving Credit Facility.
The obligations of the Company under the 2016 Loan and Security Agreement are guaranteed by the Company’s subsidiary, Five9 Acquisition. The Company’s obligations under the 2016 Loan and Security Agreement and Five9 Acquisition’s obligations under its guaranty are secured by a first priority perfected security interest in and lien on substantially all of the Company’s and Five9 Acquisition's assets. The 2016 Loan and Security Agreement contains certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. Under the 2016 Loan and Security Agreement, the Company is also prohibited from declaring dividends or making other distributions on our capital stock. The Company was in compliance with these covenants as of December 31, 2016.
The Company recorded a $1.0 million loss on extinguishment of debt under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. The loss was comprised of $0.4 million in prepayment penalties, a $0.4 million write-off of unamortized debt discounts, and a $0.2 million write-off of unamortized debt issuance costs.
2013 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a revolving line of credit of up to $20.0 million, or Prior Revolving Credit Facility, under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014, or 2013 Loan and Security Agreement. The Prior Revolving Credit Facility carried a variable annual interest rate of the prime rate plus 0.50% and would have matured on December 1, 2016.
The 2013 Loan and Security Agreement was collateralized by substantially all the assets of the Company. The balance outstanding could not exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund (“USF”) obligation (accrued federal fees). As of December 31, 2015, the outstanding principal balance under the Prior Revolving Credit Facility was $12.5 million, which is disclosed as a current liability, and the amount available for additional borrowings was $7.5 million. As of December 31, 2016, the Company had canceled and paid back all amounts due under the Prior Revolving Credit Facility.
In connection with its acquisition of SoCoCare in October 2013, the Company also borrowed $5.0 million under a term loan, or the Term Loan, under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments were due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of December 31, 2015, $2.5 million in principal amount of this Term Loan was outstanding and is included as notes payable in the consolidated balance sheets. As of December 31, 2016, the Company had canceled and paid back all amounts due under the Term Loan.
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
2014 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a term loan facility of $30.0 million with a syndicate of two lenders, or Lenders, which was entered into in February 2014 and amended in December 2014 and February 2015, or the 2014 Loan and Security Agreement. The term loan facility was available to the Company in tranches. The first tranche for $20.0 million was advanced upon entering into the agreement. The remaining $10.0 million was available for drawdown by the Company until February 20, 2016 in $1.0 million increments, which expired on February 20, 2016. The Company incurred $0.4 million in debt costs in connection with borrowing the first tranche in February 2014. The term loan bore interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest was due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments were due beginning in February 2016 based on 1/60th of the outstanding balance at that time and would continue until all remaining principal outstanding under the term loan became due and payable in February 2019. As of December 31, 2015, $20.0 million of this loan facility was outstanding and is included as notes payable in the consolidated balance sheets. As of December 31, 2016, the Company had canceled and paid back all borrowings under the 2014 Loan and Security Agreement.
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
Promissory Note
In July 2013, the Company issued a promissory note to the USAC for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of December 31, 2016 and 2015, approximately $0.1 million and $1.5 million in principal amount, respectively, of this promissory note was outstanding and is included as notes payable in the accompanying consolidated balance sheets.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission, or FCC, Enforcement Bureau (Note 10), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of December 31, 2016, the outstanding civil penalty payable was $1.0 million, of which the net carrying value was $0.9 million and is included as 'Notes payable' in the accompanying consolidated balance sheets.

As of December 31, 2016 and 2015, the Company’s outstanding debt is summarized as follows (in thousands):

	December 31,
	2016	2015
Term loan under 2014 Loan and Security Agreement	$—	$20,000
Term loan under 2013 Loan and Security Agreement	—	2,500
Promissory note to USAC	120	1,459
FCC civil penalty	1,000	1,667
Total notes payable, gross	1,120	25,626
Less: discount	(79)	(1,087)
Total notes payable, net carrying value	1,041	24,539
Revolving line of credit	32,594	12,500
Interest accretion under 2016 line of credit	$19	$0
Total debt, net carrying value	$33,654	$37,039
Less: current portion of debt *	(742)	(19,712)
Total debt, less current portion **	32,912	17,327

* Included in ‘Notes payable’ in the consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ and ‘Revolving line of credit - less current portion’ in the consolidated balance sheets.
Maturities of the Company’s outstanding debt as of December 31, 2016 are as follows (in thousands):

Period	Amount to Mature
2017	$786
2018	334
2019	32,594
Total	$33,714

7. Stockholders’ Equity
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
Common Stock
Pursuant to the Company's amended and restated certificate of incorporation, or Amended and Restated Certificate of Incorporation, which became effective on April 8, 2014 in connection with the Company's IPO, the Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2016, the Company had 53,363,013 shares of common stock issued and outstanding.
Holders of the Company's common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company's board of directors is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2016, there were no shares of preferred stock issued and outstanding.
Common Stock Subject to Forfeiture
Pursuant to employment and service agreements entered into in connection with the Company’s acquisition of SoCoCare in October 2013, or Acquisition Date, the Company issued 118,577 shares of unvested restricted common stock, the vesting of which was contingent upon continuing employment or services and subject to forfeiture. These shares were valued at $8.48 per share based on the Acquisition Date fair value of the Company’s common stock. This amount was recorded as stock-based compensation on a straight-line basis over the requisite service periods. During October 2014, 50% of such shares vested. As of December 31, 2014, there were 59,289 shares of such restricted common stock subject to forfeiture, which were included in issued and outstanding shares of common stock. During 2015, in accordance with the applicable stock issuance agreement, the vesting on 37,905 shares accelerated in connection with the termination of employment of a shareholder and the remaining 21,384 unvested shares were forfeited as a result of terminations of employment of the remaining employee-shareholders. As of December 31, 2016, there was no restricted common stock outstanding.
For the years ended December 31, 2016 and 2015, stock-based compensation expense related to these shares was immaterial. For the year ended December 31, 2014, $0.7 million was included as stock-based compensation expense related to these shares.
Warrants
As of December 31, 2016, the Company had outstanding warrants to purchase shares of common stock as follows (in thousands, except per share data):

Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2016
October 2023	$5.76	13
February 2024	$10.12	119
Total		132

The table below is a summary of the Company’s common stock warrant activity during the year ended December 31, 2016 (in thousands, except per share data).

	Shares		Weighted Average Exercise Price
Outstanding as of December 31, 2015	191		$9.96
Issued	—		—
Exercised	—		—
Canceled	(59)	(1)	$10.31
Outstanding as of December 31, 2016	132		$9.80

(1) In February 2016, warrants to purchase 59,288 shares of common stock issuable pertaining to the undrawn $10.0 million under the 2014 Loan and Security Agreement did not vest and were no longer exercisable, and were therefore canceled (See Note 6).

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

Common Stock Reserved for Future Issuance
As of December 31, 2016, shares of common stock reserved for future issuance related to outstanding equity awards, warrants, and employee equity incentive plans were as follows (in thousands):

December 31, 2016
Stock options outstanding	5,556
Restricted stock units outstanding	2,019
Shares available for future grant under 2014 Plan	6,095
Shares available for future issuance under ESPP	1,102
Common stock warrants outstanding	132
Total shares of common stock reserved	14,904
Equity Incentive Plans
Prior to the IPO, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended, or the 2004 Plan. Under the terms of the 2004 Plan, the Company had the ability to grant incentive and nonstatutory stock options. Incentive stock options could only be granted to Company employees. Nonstatutory stock options could be granted to Company employees, directors and consultants. Such options are exercisable at prices, as determined by the board of directors, generally equal to the fair value of the Company’s common stock at the date of grant. Options granted to employees generally vest over a four-year period, with an initial vesting period of 12 months for 25% of the shares, and the remaining 75% of the shares vesting monthly on a ratable basis over the remaining 36 months. Options generally expire ten years after the grant date and are generally exercisable upon vesting. Vested options generally expire 90 days after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan, or 2014 Plan, and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,668,150 and 2,558,231 additional shares were reserved under the 2014 Plan on January 1, 2017 and 2016. As of December 31, 2016, 6,094,657 shares of common stock were available for future grant under the 2014 Plan.
Upon the effectiveness of the 2014 Plan on April 3, 2014, no grants were made under the 2004 Plan. All shares reserved under the 2004 Plan became available for grant under the 2014 Plan. After the IPO, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan.
The 2014 Plan allows the Company to grant stock options, restricted stock units, or RSU, restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company's stock options expire ten years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years.

Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2016 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2015	6,092	$4.58
Options granted	867	9.48
Options exercised	(982)	4.37
Options forfeited or expired	(421)	6.56
Outstanding as of December 31, 2016	5,556	$5.23	5.9	$49,895
Vested and expected to vest as of December 31, 2016	5,489	5.18	5.9	49,570
Exercisable as of December 31, 2016	4,065	4.13	5.0	40,996

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $14.19 per share as of December 31, 2016 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activities (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value per share of options granted	$4.50	$2.38	$3.42
Intrinsic value of options exercised (1)	5,865	3,233	9,808
Proceeds received from options exercised	4,286	1,268	1,127

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units
The Company commenced granting RSUs to employees upon the effectiveness of the 2014 Plan on April 3, 2014. A summary of RSU activity during the year ended December 31, 2016 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2015	1,818	$5.01
RSUs granted	1,308	9.71
RSUs vested and released	(896)	5.59
RSUs forfeited	(211)	6.47
Outstanding as of December 31, 2016	2,019	$7.65

The fair value of awards vested during the periods of 2016, 2015 and 2014 were $10.7 million, $2.9 million, and $0.1 million, respectively.

Employee Stock Purchase Plan
In March 2014, the Company’s board of directors and stockholders adopted the 2014 Employee Stock Purchase Plan, or ESPP, and the shares authorized for issuance thereunder. The ESPP became effective on April 3, 2014.
The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six month offering period, except for the initial offering period, or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period.
The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of our common stock); or (iii) such lesser number as determined by the Company’s board of directors. As of December 31, 2016, 1,102,224 shares of common stock were available for future issuance under the ESPP Plan. Pursuant to the automatic annual increase, 533,630 and 511,646 additional shares were reserved under the ESPP on January 1, 2017 and 2016, respectively.
During 2016, 320,528 shares were purchased by employees under the ESPP at a weighted-average price of $6.17 per share.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$1,375	$866	$542
Research and development	2,059	1,790	1,931
Sales and marketing	2,363	1,800	1,510
General and administrative	3,846	3,274	2,770
Total stock-based compensation	$9,643	$7,730	$6,753
As of December 31, 2016, unrecognized stock-based compensation expense by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$5,722	$12,619	$409
Weighted-average amortization period	2.4 years	2.9 years	0.4 years
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
The weighted-average assumptions used to value stock options and purchase rights under the ESPP granted during the years ended December 31, 2016, 2015 and 2014 were as follows:

Stock Options	Year Ended December 31,
	2016	2015	2014
Expected term (years)	5.7	6.1	6.1
Volatility	46%	49%	55%
Risk-free interest rate	1.4%	1.6%	1.8%
Dividend yield	—	—	—

ESPP	Granted In
	November 2016	May 2016	November 2015	May 2015	November 2014	April 2014
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.8
Volatility	42%	58%	54%	43%	56%	39%
Risk-free interest rate	0.6%	0.4%	0.3%	0.1%	0.1%	0.1%
Dividend yield	—	—	—	—	—	—
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the years ended December 31, 2016, 2015 and 2014, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2016	2015	2014
Net loss	$(11,860)	$(25,838)	$(37,786)
Weighted-average shares used in computing basic and diluted net loss per share	52,342	50,141	37,604
Basic and diluted net loss per share	$(0.23)	$(0.52)	$(1.00)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	December 31,
	2016	2015	2014
Stock options	5,556	6,092	7,164
Restricted stock units	2,019	1,818	1,370
ESPP	—	156	192
Common stock warrants	132	191	360
Common stock subject to repurchase or forfeiture	—	—	59
Total	7,707	8,257	9,145

9. Income Taxes

The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(12,222)	$(26,305)	$(37,657)
International	416	528	(44)
Loss before income taxes	$(11,806)	$(25,777)	$(37,701)
Provision for income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$—	$—	$—
U.S. state	16	21	12
Foreign	38	40	73
Total provision for income taxes	$54	$61	$85
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax loss for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. federal tax at statutory rate	$(4,014)	$(8,764)	$(12,818)
U.S. state income taxes	490	(756)	(1,098)
Non-deductible expenses	931	438	420
Research and development credit	(262)	(440)	(455)
Stock-based compensation	983	737	746
Other	(104)	481	(72)
Change in valuation allowance	2,030	8,365	13,362
Total provision for income taxes	$54	$61	$85

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 related to the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss and credit carryforwards	$48,533	$45,671
Accrued liabilities	3,801	5,488
Allowance for doubtful accounts	429	394
Property and equipment	183	—
Deferred revenue	23	—
Accrued compensation	1,183	817
Intangibles	14	23
Gross deferred tax assets	54,166	52,393
Valuation allowance	(53,598)	(51,568)
Net deferred tax assets	568	825
Deferred tax liabilities:
Property and equipment	—	(71)
Amortized intangibles	(568)	(754)
Gross deferred tax liabilities	(568)	(825)
Net deferred taxes	$—	$—
The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. As of December 31, 2016, undistributed earnings of the Company's foreign subsidiaries was approximately $1.2 million.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, for the year ended December 31, 2016, the Company has provided a valuation allowance against its U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $2.0 million and $8.4 million, respectively.
As of December 31, 2016, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $142.1 million and $79.9 million, respectively, available to reduce future income subject to income taxes. If not utilized, these carryforwards will begin to expire in 2024 for federal purposes and 2017 for state purposes. As of December 31, 2016, the Company also had research credit carryforwards for federal and California state tax purposes of approximately $2.5 million and $2.1 million. If not utilized, the federal research credit carryforwards will begin to expire in 2022. The California state research credits can be carried forward indefinitely. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under the IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The Company experienced an ownership change prior to 2014 that did not materially impact the availability of its net operating losses and tax credits and the disclosed amounts of such attributes have been reduced for the effect of the IRC Section 382 limitations. In the event the Company has subsequent changes in ownership in connection with the IPO or other transactions, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.

Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized benefit — beginning of period	$2,485	$1,975	$1,455
Gross increases — current year tax positions	324	522	532
Gross decreases — prior year tax positions	(4)	(12)	(12)
Unrecognized benefit — end of period	$2,805	$2,485	$1,975
As of December 31, 2016 and 2015, an immaterial amount of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company does not anticipate that its total unrecognized tax benefits as of December 31, 2016 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
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
10. Commitments and Contingencies
Leases
The Company has operating lease agreements for offices, research and development, and sales and marketing facilities that expire at various dates through 2019. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognized rent expense as a deferred rent liability. Rent expense was $2.1 million, $2.0 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company enters into capital leases to finance data center and other computer and networking equipment.
As of December 31, 2016, approximate remaining future minimum lease payments under non-cancelable leases were as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2017	$7,670	$2,144
2018	4,233	359
2019	2,234	19
2020	186	—
2021	$—	$—
Total future minimum lease payment	$14,323	$2,522
Less — amount representing interest	(2,178)
Present value of total capital lease obligation	$12,145
Capital lease obligation — current portion	6,230
Capital lease obligation — net of current portion	5,915
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
As of December 31, 2016, future minimum payments under these arrangements were as follows (in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services	Equipment Maintenance Services
2017	$1,109	$1,952	$517
2018	13	302	83
2019	—	43	29
Total future minimum payment	$1,122	$2,297	$629
Universal Services Fund Liability
During the third quarter of 2012, the Company determined that based on its business activities, it is classified as a telecommunications service provider for regulatory purposes and it should make direct contributions to the federal USF and related funds based on revenues it receives from the resale of interstate and international telecommunications services. Previously, the Company had believed that the telecommunications services were an integral part of an information service that the Company provides via its software and had instead made indirect USF contributions via payments to its wholesale telecommunications service providers. In order to comply with the obligation to make direct contributions, the Company made a voluntary self-disclosure to the FCC Enforcement Bureau and registered with the USAC, which is charged by the FCC with administering the USF. The Company filed exemption certificates with its wholesale telecommunications service providers in order to eliminate its obligation to reimburse such wholesale telecommunications service providers for their USF contributions calculated on services sold to the Company. In April 2013, the Company began remitting required contributions on a prospective basis directly to USAC.
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company will be required to pay assessments for periods prior to the Company’s registration. As of December 31, 2012, the total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. The Company has submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. In January 2017, the FCC Wireline Bureau ruled in favor of the Company regarding the principal for the 2008 to 2012 assessments, but not the related interest or penalties, resulting in a reversal of $3.1 million to cost of revenue. The Company will continue to dispute the interest and penalties on the back assessments for the period of 2008 through 2012. The FCC has not yet resolved the Company’s Requests for Review challenging assessments for 2003 to 2007. If the pending disputes are not resolved in the Company’s favor, it is still possible that the Company will be required to pay back assessments for one or both of those periods.
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 6. As of December 31, 2016 and 2015, the principal balance of the promissory note payable was $0.1 million and $1.5 million, respectively, and is included in the notes payable amounts on the consolidated balance sheets. In addition to the promissory note payable, as of December 31, 2016 and 2015, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $2.5 million and $4.9 million, respectively, included in accrued federal fees on the consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, the Company recorded interest and penalty expenses of $0.6 million, $0.5 million and $0.5 million, respectively, as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
On June 12, 2015, in connection with the Company’s disclosure to the FCC, the Company entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest (Note 6). In the third quarter of 2014, the Company accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires the Company to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau for three years. The Company’s implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and its annual compliance reporting to the FCC will continue until June 2018.
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
During 2016, the Company remitted $0.3 million for its contingent sales taxes on both usage-based fees and sales of subscription services. Excluding the credit recorded in 2014 as discussed below, for the years ended December 31, 2016, 2015 and 2014, the Company recognized a gain of $0.4 million, expense of $1.2 million, and expense of $1.1 million, respectively, as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
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
As of December 31, 2016, the Company had total accrued liabilities of $2.1 million for contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.6 million and $1.5 million was included in current and non-current “Sales tax liability” on the consolidated balance sheets, respectively. As of December 31, 2015, the Company had total accrued liabilities of $2.7 million for such contingent sales taxes and surcharges, which was included in non-current “Sales tax liability” on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
Legal Matters
The Company is involved in various legal and regulatory matters arising in the normal course of business. In management’s opinion, resolution of these matters is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or its financial position. However, due to the uncertain nature of legal matters, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. The Company expenses legal fees as incurred.
The Company is currently involved in the following lawsuits as a defendant.
Melcher Litigation
On September 28, 2016, a complaint was filed in the United States District Court for the Southern District of California against Five9, Inc., or Five9, as the successor in interest to Face It, Corp., or Face It, and Lance Fried, a former Five9 employee who was the former Chief Executive Officer of Face It. The action, captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, or the Federal Lawsuit, was filed as a direct action by Carl Melcher, or Melcher, a purported former stockholder of Face It, and his related investment entity Melcher Family Limited Partnership, or MFLP.
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
On November 8, 2016, the court entered an order staying the Federal Lawsuit and ordered the parties to proceed to arbitration of the dispute before the American Arbitration Association, or AAA. On November 16, 2016, Melcher and MFLP submitted a Demand for Arbitration to AAA against Five9, asserting claims identical to those alleged in the Federal Lawsuit. No date has been set for the arbitration hearing.
The Company believes that it has indemnification rights against the former stockholders of Face It for losses it incurs in connection with the defense and resolution of this matter.
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
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that the Company’s local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until into 2017, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.
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

Indemnification Agreements
In the ordinary course of business, the Company may enter into agreements of varying scope and terms pursuant to which it will agree to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, no demands have been made upon the Company to provide indemnification under such agreements and there are no claims that it is aware of that could have a material effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows. On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the Melcher litigation. See PART I, ITEM3 of this Form 10-K. As of December 31, 2016, the Company had advanced Mr. Fried $40 thousand in connection with this claim. To the extent that it is ultimately determined that Mr. Fried is not entitled to indemnification, Mr. Fried has undertaken to reimburse the Company for all amounts advanced to him. In addition, the Company believes that it has indemnification rights against the former stockholders of Face It for all losses that incurred in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against the Company.

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands).

	Year Ended December 31,
	2016	2015	2014
United States	$151,484	$120,037	$95,345
International	10,606	8,831	7,757
Total revenue	$162,090	$128,868	$103,102
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	December 31,
	2016	2015	2014
United States	$13,025	$10,939	$10,625
International	1,663	2,286	1,946
Property and equipment, net	$14,688	$13,225	$12,571

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company does not match employee contributions.
The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to one month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability was $0.4 million and $0.3 million as of December 31, 2016 and 2015, respectively. Total retirement expense was $0.1 million in each of the fiscal years 2016, 2015, and 2014.

13. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2016 and 2015 is as follows:

	Quarter Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015

	(unaudited, in thousands, except per share data)
Revenue	$44,207	$40,982	$38,886	$38,015	$36,033	$32,287	$30,274	$30,274
Cost of revenue (1)(2)	15,770	17,790	16,764	16,610	15,635	14,812	14,270	14,778
Gross profit	28,437	23,192	22,122	21,405	20,398	17,475	16,004	15,496
Operating expenses:
Research and development (1)(2)	6,236	6,041	5,799	5,802	5,580	5,473	5,568	6,038
Sales and marketing (1)(2)	14,480	12,925	12,637	12,706	10,720	10,797	10,594	9,931
General and administrative (1)(2)	6,511	6,143	5,882	6,536	6,433	6,087	6,027	7,275
Total operating expenses	27,227	25,109	24,318	25,044	22,733	22,357	22,189	23,244
Loss from operations	1,210	(1,917)	(2,196)	(3,639)	(2,335)	(4,882)	(6,185)	(7,748)
Other income (expense), net:
Interest expense	(869)	(961)	(1,197)	(1,199)	(1,198)	(1,235)	(1,155)	(1,139)
Extinguishment of debt	—	(1,026)	—	—	—	—	—	—
Interest income and other	54	12	(33)	(45)	28	119	(49)	2
Total other income (expense), net	(815)	(1,975)	(1,230)	(1,244)	(1,170)	(1,116)	(1,204)	(1,137)
Income (loss) before income taxes	395	(3,892)	(3,426)	(4,883)	(3,505)	(5,998)	(7,389)	(8,885)
Provision for (benefit from) income taxes	(14)	(2)	42	28	13	50	(20)	18
Net income (loss)	$409	$(3,890)	$(3,468)	$(4,911)	$(3,518)	$(6,048)	$(7,369)	$(8,903)
Net income (loss) per share:
Basic	$0.01	$(0.07)	$(0.07)	$(0.10)	$(0.07)	$(0.12)	$(0.15)	$(0.18)
Diluted	$0.01	$(0.07)	$(0.07)	$(0.10)	$(0.07)	$(0.12)	$(0.15)	$(0.18)
Shares used in computing net loss per share:
Basic	53,126	52,708	52,143	51,377	50,764	50,369	49,980	49,433
Diluted	56,633	52,708	52,143	51,377	50,764	50,369	49,980	49,433

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015

	(unaudited, in thousands)
Cost of revenue	$424	$357	$329	$265	$227	$233	$218	$188
Research and development	549	547	528	435	401	475	340	574
Sales and marketing	759	626	544	434	370	448	458	524
General and administrative	984	989	1,013	860	722	789	814	949
Total stock-based compensation	$2,716	$2,519	$2,414	$1,994	$1,720	$1,945	$1,830	$2,235

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015

	(unaudited, in thousands)
Cost of revenue	$1,608	$1,668	$1,616	$1,680	$1,483	$1,470	$1,558	$1,439
Research and development	224	204	161	148	140	126	102	87
Sales and marketing	58	56	54	53	54	52	51	49
General and administrative	196	212	229	222	186	192	199	200
Total depreciation and amortization	$2,086	$2,140	$2,060	$2,103	$1,863	$1,840	$1,910	$1,775
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Our independent registered public accounting firm, KPMG LLP, is not required to and has not issued an attestation report regarding our internal control over financial reporting as of December 31, 2016 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2016, or 2017 Proxy Statement, including “Proposal No 1. — Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2017 Proxy Statement including “Executive Officers.”
We have adopted a code of conduct that applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. Our code of conduct is available on our website at http://investors.five9.com/corporate-governance.cfm. We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2017 Proxy Statement, including “Corporate Governance”, “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2017 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2017 Proxy Statement, including “Corporate Governance” “Transactions With Related Persons” and “Employment Arrangements and Indemnification Agreements” and “Summary of Named Executive Officer Compensation.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2017 Proxy Statement, including “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

10.12+Ø	Five9 Inc. 2016 Executive Bonus Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2016 (File No. 001-36383) and incorporated by reference herein).
10.13+	Five9 Inc. Non-Employee Director Compensation Policy.
10.14+	Five9 Inc. 2017 Executive Bonus Plan.
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

10.25Ø
Loan and Security Agreement, dated August 1, 2016, by and among Five9, Inc., the lenders party thereto and City National Bank, as agent for such lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016 (File No. 001-36383) and incorporated by reference herein).

10.26§Ø
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

10.28§Ø
Master License and Service Agreement, dated November 1, 2011, between the Registrant and Coresite Coronado Stender, L.L.C. and Coresite Services, Inc (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.29Ø
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

Five9, Inc.

Date:	February 28, 2017	By:	/s/ Michael Burkland
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

Signature	Title	Date

/s/ Michael Burkland	Chairman, Director, Chief Executive Officer and President	February 28, 2017
Michael Burkland	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	February 28, 2017
Barry Zwarenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jack Acosta	Director	February 28, 2017
Jack Acosta

/s/ Kimberly Alexy	Director	February 28, 2017
Kimberly Alexy

/s/ Michael Burdiek	Director	February 28, 2017
Michael Burdiek

/s/ Jayendra Das	Director	February 28, 2017
Jayendra Das

/s/ David DeWalt	Director	February 28, 2017
David DeWalt

/s/ David Welsh	Director; Lead Independent Director	February 28, 2017
David Welsh

/s/ Robert Zollars	Director	February 28, 2017
Robert Zollars