Form 10-Q
period 2017-03-31
Five9, Inc.
filed 2017-05-03
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
			Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒

As of April 26, 2017, there were 54,448,680 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

•
security breaches and improper access to or disclosure of our data or our clients’ data or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and adversely affect our business;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,452	$58,122
Accounts receivable, net	15,453	13,881
Prepaid expenses and other current assets	5,117	3,008
Total current assets	77,022	75,011
Property and equipment, net	15,830	14,688
Intangible assets, net	1,422	1,539
Goodwill	11,798	11,798
Other assets	2,276	2,203
Total assets	$108,348	$105,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,394	$3,366
Accrued and other current liabilities	13,028	9,604
Accrued federal fees	3,018	2,742
Sales tax liability	1,138	1,347
Notes payable	643	742
Capital leases	6,009	6,230
Deferred revenue	10,920	10,047
Total current liabilities	38,150	34,078
Revolving line of credit	32,594	32,594
Sales tax liability — less current portion	1,399	1,476
Notes payable — less current portion	162	318
Capital leases — less current portion	6,468	5,915
Other long-term liabilities	590	530
Total liabilities	79,363	74,911
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 54,444 shares and 53,363 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	54	53
Additional paid-in capital	200,637	196,555
Accumulated deficit	(171,706)	(166,280)
Total stockholders’ equity	28,985	30,328
Total liabilities and stockholders’ equity	$108,348	$105,239
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$47,014	$38,015
Cost of revenue	19,971	16,610
Gross profit	27,043	21,405
Operating expenses:
Research and development	6,847	5,802
Sales and marketing	15,778	12,706
General and administrative	8,860	6,536
Total operating expenses	31,485	25,044
Loss from operations	(4,442)	(3,639)
Other income (expense), net:
Interest expense	(882)	(1,199)
Interest income and other	118	(45)
Total other income (expense), net	(764)	(1,244)
Loss before income taxes	(5,206)	(4,883)
Provision for income taxes	49	28
Net loss	$(5,255)	$(4,911)
Net loss per share:
Basic and diluted	$(0.10)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	53,688	51,377
Comprehensive Loss:
Net loss and comprehensive loss	$(5,255)	$(4,911)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(5,255)	$(4,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,095	2,103
Provision for doubtful accounts	24	25
Stock-based compensation	3,129	1,994
Loss on disposal of property and equipment	3	1
Non-cash adjustment on investment	(103)	—
Amortization of debt discount and issuance costs	20	91
Accretion of interest	5	—
Others	(11)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,595)	(1,990)
Prepaid expenses and other current assets	(2,129)	(1,715)
Other assets	30	(30)
Accounts payable	(95)	825
Accrued and other current liabilities	3,119	1,935
Accrued federal fees and sales tax liability	(11)	93
Deferred revenue	909	1,659
Other liabilities	24	(24)
Net cash provided by operating activities	159	52
Cash flows from investing activities:
Purchases of property and equipment	(514)	(252)
Net cash used in investing activities	(514)	(252)
Cash flows from financing activities:
Proceeds from exercise of common stock options	793	2,397
Repayments of notes payable	(258)	(1,608)
Payments of capital leases	(1,850)	(1,306)
Net cash used in financing activities	(1,315)	(517)
Net decrease in cash and cash equivalents	(1,670)	(717)
Cash and cash equivalents:
Beginning of period	58,122	58,484
End of period	$56,452	$57,767
Non-cash investing and financing activities:
Equipment obtained under capital lease	$2,603	$1,307
Equipment purchased and unpaid at period-end	159	137
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, there were no changes to the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of 2017, with early application permitted. Beginning in Q1 2017, the Company is accounting for forfeitures as they occur, rather than by estimating expected forfeitures. The net effect of this change was recognized as a $0.2 million reduction to accumulated deficit in the condensed consolidated financial statements. Upon adoption of the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning in Fiscal Year 2017 and prior periods have not been adjusted. As a result, the Company will establish a net operating loss deferred tax asset of $5.3 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $5.3 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements.

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
The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	March 31, 2017
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,081	$20,081	$—
Other Assets
Embedded conversion option held for investment	$903	$—	$903

	December 31, 2016
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,069	$20,069	$—
Other Assets
Embedded conversion option held for investment	$873	$—	$873

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3) (in thousands):

March 31, 2017
Beginning balance	$873
Total gains (losses) included in earnings	30
Ending balance	$903
The valuation of an embedded conversion option held for investment with a convertible note was performed using a Black-Scholes option-pricing model which relies primarily on estimates of expected term, volatility, risk-free rate, and dividends related to our investment in a privately-held company, or the investee. The most significant unobservable inputs used in the determination of estimated fair value of the option are the estimates of share price and volatility, driven by the investee's ability to meet financial targets, and which directly correlates to the fair value recognized in other non-current assets within the condensed consolidated balance sheets.
The fair value of this asset is estimated quarterly by management based on inputs received from the investee's management using the excess earnings method under the income approach. Potential valuation adjustments are made as the progress toward achieving financial targets becomes determinable, with the impact of such adjustments being recorded to 'Interest income and other' in our condensed consolidated statements of operations and comprehensive loss.
During the three months ended March 31, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2017.
3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Cash	$36,371	$38,053
Money market funds	20,081	20,069
Cash and cash equivalents	$56,452	$58,122
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts receivable	$14,268	$12,640
Unbilled trade accounts receivable, net of advance client deposits	1,209	1,253
Allowance for doubtful accounts	(24)	(12)
Accounts receivable, net	$15,453	$13,881
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid expenses	$3,905	$2,199
Other current assets	1,212	809
Prepaid expenses and other current assets	$5,117	$3,008
Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer and network equipment	$39,746	$37,664
Computer software	5,954	5,133
Internal-use software development costs	500	475
Furniture and fixtures	1,201	1,130
Leasehold improvements	629	624
Property and equipment	48,030	45,026
Accumulated depreciation and amortization	(32,200)	(30,338)
Property and equipment, net	$15,830	$14,688
Depreciation and amortization expense associated with property and equipment was $2.0 million for each of the three months ended March 31, 2017 and 2016.

Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	March 31, 2017	December 31, 2016
Gross	$40,214	$35,504
Less: accumulated depreciation and amortization	(26,521)	(23,128)
Total	$13,693	$12,376
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation and benefits	$8,840	$7,456
Accrued legal expenses (1)	1,995	193
Accrued expenses	2,193	1,955
Accrued and other current liabilities	$13,028	$9,604
(1) The March 31, 2017 balance includes an accrual of the settlement amount, and the legal and indemnification fees related the Melcher litigation. See Part II, Item I “Legal Proceedings."
4. Intangible Assets
The components of intangible assets were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,214)	$1,246	$2,460	$(1,126)	$1,334
Customer relationships	520	(359)	161	520	(333)	187
Domain names	50	(35)	15	50	(32)	18
Non-compete agreements	140	(140)	—	140	(140)	—
Total	$3,170	$(1,748)	$1,422	$3,170	$(1,631)	$1,539
Amortization expense related to intangible assets was $0.1 million for each of the three months ended March 31, 2017 and 2016.
As of March 31, 2017, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remainder of 2017	$349
2018	442
2019	351
2020	280
Total	$1,422
5. Debt
2016 Loan and Security Agreement
On August 1, 2016, or the Effective Date, the Company entered into a loan and security agreement, or the 2016 Loan and Security Agreement, with the lenders party thereto and City National Bank, as agent for such lenders. The 2016 Loan and Security Agreement provides for a revolving line of credit, or the New Revolving Credit Facility, of up to $50.0 million and matures on August 1, 2019. On the Effective Date, the Company borrowed $32.6 million under the 2016 Loan and Security Agreement. The proceeds were used to extinguish existing indebtedness under all prior Loan and Security Agreements and will be used for working capital and other general corporate purposes.
Loans under the 2016 Loan and Security Agreement bear a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. The Company has agreed to pay a fee of 0.25% per annum on the unused portion of the revolving credit facility as well as an anniversary fee of $31,250 on each of the first and second anniversaries of the Effective Date. The Company is accreting the total estimation of unused fees and anniversary fees evenly over the full term of the 2016 Loan and Security Agreement. Under the terms of the 2016 Loan and Security Agreement, the outstanding balance cannot exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the Securities and Exchange Commission). As of March 31, 2017, the outstanding principal balance under the 2016 Loan and Security Agreement was $32.6 million, which is included in 'Revolving line of credit' in the condensed consolidated balance sheets. As of March 31, 2017, the amount available for additional borrowings was $17.4 million.
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
The obligations of the Company under the 2016 Loan and Security Agreement are guaranteed by the Company’s subsidiary, Five9 Acquisition. The Company’s obligations under the 2016 Loan and Security Agreement and Five9 Acquisition’s obligations under its guaranty are secured by a first priority perfected security interest in and lien on substantially all of the Company’s and Five9 Acquisition's assets. The 2016 Loan and Security Agreement contains certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. Under the 2016 Loan and Security Agreement, the Company is also prohibited from declaring dividends or making other distributions on capital stock. The Company was in compliance with these covenants as of March 31, 2017.
The Company recorded a $1.0 million loss on extinguishment of debt in the third quarter of 2016 under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. The loss was comprised of $0.4 million in prepayment penalties, a $0.4 million write-off of unamortized debt discounts, and a $0.2 million write-off of unamortized debt issuance costs.
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
The 2013 Loan and Security Agreement was collateralized by substantially all the assets of the Company. The balance outstanding could not exceed the lesser of (i) $20.0 million or (ii) an amount equal to the Company’s monthly recurring revenue for the three months prior multiplied by the average Dollar-Based Retention Rate over the prior twelve months, less the amount accrued for the Company’s Universal Service Fund (“USF”) obligation (accrued federal fees). As of August 1, 2016, the Company had canceled and paid back all amounts due under the Prior Revolving Credit Facility.
In connection with its acquisition of SoCoCare in October 2013, the Company also borrowed $5.0 million under a term loan, or the Term Loan, under the 2013 Loan and Security Agreement in October 2013. Monthly interest-only payments were due on the advance at the prime rate plus 1.50% through September 2014. Principal and interest payments were due in equal monthly installments from October 2014 through the maturity of the Term Loan in March 2017. As of August 1, 2016, the Company had canceled and paid back all amounts due under the Term Loan.
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
2014 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a term loan facility of $30.0 million with a syndicate of two lenders, or Lenders, which was entered into in February 2014 and amended in December 2014 and February 2015, or the 2014 Loan and Security Agreement. The term loan facility was available to the Company in tranches. The first tranche for $20.0 million was advanced upon entering into the agreement. The remaining $10.0 million was available for drawdown by the Company until February 20, 2016 in $1.0 million increments, which expired on February 20, 2016. The Company incurred $0.4 million in debt costs in connection with borrowing the first tranche in February 2014. The term loan bore interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. Interest was due and payable on the last business day of each month during the term of the loan commencing in February 2014. Monthly principal payments were due beginning in February 2016 based on 1/60th of the outstanding balance at that time and would continue until all remaining principal outstanding under the term loan became due and payable in February 2019. As of August 1, 2016, the Company had canceled and paid back all borrowings under the 2014 Loan and Security Agreement.
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
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company, or USAC, for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carried a fixed annual interest rate of 12.75% and was repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of December 31, 2016, approximately $0.1 million of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets. As of March 31, 2017, the promissory note was fully paid.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission or FCC, Enforcement Bureau (Note 9), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of March 31, 2017 and December 31, 2016, the outstanding civil penalty payable was $0.8 million and $1.0 million, respectively, of which the net carrying value was $0.8 million and $0.9 million, respectively, and is included as 'Notes payable' in the accompanying condensed consolidated balance sheets.

As of March 31, 2017 and December 31, 2016, the Company’s outstanding debt is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Promissory note to USAC	—	120
FCC civil penalty	833	1,000
Total notes payable, gross	833	1,120
Less: discount	(54)	(79)
Total notes payable, net carrying value	779	1,041
Revolving line of credit	32,594	32,594
Interest accretion under 2016 line of credit	$26	$19
Total debt, net carrying value	$33,399	$33,654
Less: current portion of debt *	(643)	(742)
Total debt, less current portion **	32,756	32,912

* Included in ‘Notes payable’ in the condensed consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ and 'Revolving line of credit — less current portion' in the condensed consolidated balance sheets.
Maturities of the Company’s outstanding debt as of March 31, 2017 are as follows (in thousands):

Period	Amount to Mature
2017	500
2018	333
2019	32,594
Total	$33,427
6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2017 and December 31, 2016, the Company had 54,443,729 shares and 53,363,013 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2017 and December 31, 2016, the Company had no shares of preferred stock issued and outstanding.
Warrants
As of March 31, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 13,017 and 131,597 shares of common stock, respectively, with a weighted-average exercise price of $6.93 per share and $9.80 per share, respectively. Most of these warrants expire on October 18, 2023.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

March 31, 2017
Stock options outstanding	5,127
Restricted stock units outstanding	2,607
Shares available for future grant under 2014 Plan	7,569
Shares available for future issuance under ESPP	1,636
Common stock warrants outstanding	13
Total shares of common stock reserved	16,952
Equity Incentive Plans
Prior to its initial public offering (“IPO”), the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”).
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were reserved for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,668,150 and 2,558,231 additional shares were reserved under the 2014 Plan on January 1, 2017 and 2016, respectively.
No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. After the IPO, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan. As of March 31, 2017, 7,568,651 shares of common stock were available for future grant under the 2014 Plan.
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2017 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	5,556	$5.23
Options granted (weighted average grant date fair value of $7.86 per share)	449	16.21
Options exercised	(858)	0.92
Options forfeited or expired	(20)	12.23
Outstanding as of March 31, 2017	5,127	$6.88	6.7	$49,171
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $16.46 per share as of March 31, 2017 for all in-the-money options outstanding.

Restricted Stock Units
A summary of the Company's restricted stock unit, or RSU, activity during the three months ended March 31, 2017 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2016	2,019	$7.65
RSUs granted	792	16.26
RSUs vested and released	(177)	6.71
RSUs forfeited	(27)	7.67
Outstanding as of March 31, 2017	2,607	$10.30
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan, or ESPP, became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 533,630 and 511,646 additional shares were reserved under the ESPP on January 1, 2017 and 2016, respectively. As of March 31, 2017, 1,635,854 shares of common stock were available for future grants under the ESPP.
During the three months ended March 31, 2017, no shares were purchased under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Cost of revenue	$434	$265
Research and development	637	435
Sales and marketing	928	434
General and administrative	1,130	860
Total stock-based compensation	$3,129	$1,994
As of March 31, 2017, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$8,426	$24,752	$132
Weighted-average amortization period	2.9 years	3.3 years	0.1 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.

The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase rights under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three months ended March 31, 2017 and 2016 were as follows:

Stock Options	Three Months Ended
	March 31, 2017	March 31, 2016
Expected term (years)	6.0	6.0
Volatility	49%	48%
Risk-free interest rate	2.0%	1.5%
Dividend yield	—	—
7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three months ended March 31, 2017 and 2016, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(5,255)	$(4,911)
Weighted-average shares used in computing basic and diluted net loss per share	53,688	51,377
Basic and diluted net loss per share	$(0.10)	$(0.10)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	March 31, 2017	March 31, 2016
Stock options	5,127	5,980
Restricted stock units	2,607	2,459
ESPP	—	162
Common stock warrants	13	132
Total	7,747	8,733
8. Income Taxes
The provision for income taxes for the three months ended March 31, 2017 and 2016 was approximately $49 thousand and $28 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three months ended March 31, 2017 and 2016, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2017 and December 31, 2016. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2017, there were no material changes to the total amount of unrecognized tax benefits.

9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2016 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and did not change materially during the three months ended March 31, 2017 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases, and certain hosting and telecommunications agreements. As of March 31, 2017, the total minimum future payment commitments under these capital leases added during the three months ended March 31, 2017 were approximately $2.6 million, of which $0.6 million is due in 2017, with the remainder of $2.0 million due over approximately 28 months. The Company entered into various hosting and telecommunications agreements for terms of 24 months to 36 months commencing on various dates in the first and second quarters of 2017. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company's total minimum future payment commitments under these agreements are $1.0 million.
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
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company will be required to pay assessments for periods prior to the Company’s registration. As of December 31, 2012, the total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. The Company has submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. In January 2017, the FCC Wireline Bureau ruled in favor of the Company regarding the principal for the 2008 to 2012 assessments, but not the related interest or penalties, resulting in a reversal of $3.1 million to cost of revenue. The Company has filed a third Request for Review disputing the interest and penalties on the back assessments for the period of 2008 through 2012. The FCC has not yet resolved the Company’s Requests for Review challenging assessments for 2003 to 2007 or its Request for Review on the interest and penalties. If the pending disputes are not resolved in the Company’s favor, it is still possible that the Company will be required to pay back assessments for one or both of those periods.
In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of December 31, 2016, approximately $0.1 million of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets. As of March 31, 2017, the promissory note was fully paid. In addition to the promissory note payable, as of March 31, 2017 and December 31, 2016, the Company had an accrued liability for the disputed portion of the unpaid USF contributions and estimated interest and penalties of $2.7 million and $2.5 million, respectively, included in accrued federal fees on the condensed consolidated balance sheets. For each of the three months ended March 31, 2017 and 2016, the Company recorded interest and penalty expenses of $0.1 million as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.

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
During the three months ended March 31, 2017, the Company made no payments for its contingent sales taxes on either usage-based fees or sales of subscription services. During the three months ended March 31, 2016, the Company remitted $0.2 million for its contingent sales taxes on both usage-based fees and sales of subscription services. For the three months ended March 31, 2017, the Company recognized a $0.1 million gain as an offset to general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada. For the three months ended March 31, 2016, the Company recognized $6 thousand as general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
As of March 31, 2017 and December 31, 2016, the Company had total accrued liabilities of $1.9 million and $2.1 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.5 million and $0.6 million were included in current “Sales tax liability” on the condensed consolidated balance sheets, respectively, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
On March 31, 2017, Five9 reached a settlement with the plaintiffs that fully resolves the plaintiffs’ claims against Five9 and provides for mutual releases between the parties in exchange for a one-time payment by Five9 to the plaintiffs of $1.7 million. The settlement amount is included in 'accrued and other current liabilities' in the condensed consolidated balance sheets and 'general and administrative' expense in the statements of operations and comprehensive loss.
Five9 believes that it has indemnification rights against the former stockholders of Face It for losses it incurred in connection with the defense and resolution of this matter.
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that the Company’s local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until later this year, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.
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
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the

Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, no demands have been made upon the Company to provide indemnification under such agreements and there are no claims that it is aware of that could have a material effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows. On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the Melcher litigation. See PART I, ITEM3 of this Form 10-K. As of March 31, 2017, the Company had incurred or advanced Mr. Fried $62 thousand in connection with this claim. To the extent that it is ultimately determined that Mr. Fried is not entitled to indemnification, Mr. Fried has undertaken to reimburse the Company for all amounts advanced to him. In addition, the Company believes that it has indemnification rights against the former stockholders of Face It for all losses that are incurred in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against the Company.
10. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands).

	Three Months Ended
	March 31, 2017	March 31, 2016
United States	$44,358	$35,593
International	2,656	2,422
Total revenue	$47,014	$38,015
The following table summarizes total property and equipment, net, in the respective locations (in thousands).

	March 31, 2017	December 31, 2016
United States	$14,430	$13,025
International	1,400	1,663
Property and equipment, net	$15,830	$14,688

11. Subsequent Events
In April 2017, the Company was notified that third parties are suspected of having unlawfully acquired some of its clients’ information. The Company believes this acquisition was the result of a vulnerability that has now been remediated. Clients determined to have been impacted have been notified. The Company is working closely with law enforcement authorities and conducting its own ongoing internal investigation with the assistance of outside counsel and technical experts.
Expenses incurred to date related to this incident have not been material. The Company will incur additional expenses and may incur losses in connection with this incident, however, at this time it is unable to reasonably estimate any such additional expenses or losses. Five9 has insurance that is likely to apply to this incident.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize both inbound and outbound interactions. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2017 and 2016, subscription and related usage fees accounted for 94% and 95% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $47.0 million for the three months ended March 31, 2017 from $38.0 million for the three months ended March 31, 2016. Revenue growth has primarily been driven by our larger clients. For each of the three months ended March 31, 2017 and 2016, no single client accounted for more than 10% of our total revenue. As of March 31, 2017, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately 1,000 agent seats.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	March 31, 2017	March 31, 2016
Annual Dollar-Based Retention Rate	99%	98%
The increase in our Annual Dollar-Based Retention Rate from March 31, 2016 to March 31, 2017 was primarily due to our larger clients increasing the number of agent seats.
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
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(5,255)	$(4,911)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,095	2,103
Stock-based compensation (2)	3,129	1,994
Interest expense	882	1,199
Interest income and other	(118)	45
Legal settlement (3)	1,700	—
Legal and indemnification fees related to settlement (3)	135	—
Provision for income taxes	49	28
Adjusted EBITDA	$2,617	$458

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Cost of revenue	$1,576	$1,680
Research and development	206	148
Sales and marketing	30	53
General and administrative	283	222
Total depreciation and amortization	$2,095	$2,103
(2) See Note 6 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Represents settlement amount, legal and indemnification fees related to the settlement of the Melcher litigation. See Part II, Item I “Legal Proceedings."
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
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses (including stock-based compensation) for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars from period to period, but decline as a percentage of revenue over time.
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

Results of Operations for the Three Months Ended March 31, 2017 and 2016
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this quarterly report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	100%	100%
Cost of revenue	42%	44%
Gross profit	58%	56%
Operating expenses:
Research and development	15%	15%
Sales and marketing	34%	33%
General and administrative	18%	18%
Total operating expenses	67%	66%
Loss from operations	(9)%	(10)%
Other income (expense), net:
Interest expense	(2)%	(3)%
Interest income and other	—%	—%
Total other income (expense), net	(2)%	(3)%
Loss before income taxes	(11)%	(13)%
Provision for income taxes	—%	—%
Net loss	(11)%	(13)%
Revenue

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

	(in thousands, except percentages)
Revenue	$47,014	$38,015	$8,999	24%
The increase in revenue for the three months ended March 31, 2017 compared to the same period of 2016 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For the three months ended March 31, 2017 and 2016, the majority of our revenues and revenue growth has been from our larger clients as we move to larger average deals sizes and maintain strong customer retention rates.
Cost of Revenue

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$19,971	$16,610	$3,361	20%
% of Revenue	42%	44%
The increase in cost of revenue for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to a $1.5 million increase in cash-based personnel costs driven by increased headcount, a $0.8 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, a $0.4 million increase in third party hosted software costs due to increased client activities, and a $0.4 million increase in facility-related costs. The remainder of the increase was primarily due to our business growth and system implementations.
Gross Profit

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$27,043	$21,405	$5,638	26%
% of Revenue	58%	56%
The increase in gross profit and gross margin for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to economies of scale for subscription, improved efficiencies in usage, and higher amounts charged for, and better efficiencies in, professional services.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

	(in thousands, except percentages)
Research and development	$6,847	$5,802	$1,045	18%
% of Revenue	15%	15%
The increase in research and development expenses for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to a $0.4 million increase in cash-based personnel-related costs resulting from increased headcount, a $0.2 million increase in consulting costs, a $0.2 million increase in stock-based compensation costs, and a $0.1 million increase in facilities and allocated overhead costs.
Sales and Marketing

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$15,778	$12,706	$3,072	24%
% of Revenue	34%	33%
The increase in sales and marketing expenses for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to a $1.3 million increase in cash-based personnel-related costs, a $0.7 million increase in commissions paid to sales personnel driven by the growth in sales and bookings of our solution, a $0.5 million increase in stock-based compensation costs, a $0.2 million increase in discretionary and other marketing-related expenses, and a $0.2 million increase in business travel and related expenses. These increases were primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base and establish brand awareness.
General and Administrative

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$8,860	$6,536	$2,324	36%
% of Revenue	18%	18%

The increase in general and administrative expenses for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to $1.8 million in accrued settlement and legal costs incurred in the first quarter of 2017, a $0.9 million increase in cash-based personnel-related costs, and a $0.3 million increase in stock-based compensation costs. Partially offsetting these increases was a decrease of $0.3 million in facilities and allocated overhead costs and a $0.2 million decrease in consulting and audit costs.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(882)	$(1,199)	$317	(26)%
Interest income and other	118	(45)	163	(362)%
Total other income (expense), net	$(764)	$(1,244)	$480	(39)%
% of Revenue	(2)%	(3)%
The decrease in other income (expense), net for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due lower interest expense related to lower interest rates under the 2016 Loan and Security Agreement compared to the 2014 Loan and Security Agreement and the 2013 Loan and Security Agreement.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of March 31, 2017, we had cash and cash equivalents totaling $56.5 million.
As of March 31, 2017, we had a total of $32.6 million in principal amount outstanding under a revolving credit facility governed by our 2016 Loan and Security Agreement. On August 1, 2016, we entered into the 2016 Loan and Security Agreement with two lenders for the New Revolving Credit Facility of up to $50.0 million. The New Revolving Credit Facility matures in August 1, 2019. Under the terms of the New Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as set forth in Item 2 of this report, see "Annual Dollar-Based Retention Rate"). The New Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. Upon the effectiveness of the 2016 Loan and Security Agreement, we immediately drew down $32.6 million and terminated the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement by repaying the aggregate outstanding principal, accrued interest and prepayment penalty balances thereunder of $32.4 million along with $0.2 million in administrative fees.
In addition, as of March 31, 2017, we had a $0.8 million FCC civil penalty payable to the U.S. Treasury (see Note 5 of the notes to condensed consolidated financial statements included in this Form 10-Q).
We believe our existing cash and cash equivalents and the amount available for borrowing under our New Revolving Credit Facility (or any refinancing of the facility) will be sufficient to meet our working capital and capital expenditure needs at least through March 31, 2018. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, including the matter described in Note 11. “Subsequent Events” to our financial statement footnotes included herein, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.

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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Net cash provided by operating activities	$159	$52	$107	206%
Net cash used in investing activities	(514)	(252)	(262)	104%
Net cash used in financing activities	(1,315)	(517)	(798)	154%
Net decrease in cash and cash equivalents	$(1,670)	$(717)	$(953)	133%
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
During the three months ended March 31, 2017, net cash provided by operating activities was $0.2 million as compared to net cash provided by operating activities of $0.1 million for the same period of 2016. The improvement was primarily due to a $0.6 million decrease in net loss after adjusting for non-cash expenses and a $0.5 million favorable change in net cash flows resulting from changes in operating assets and liabilities.
During the three months ended March 31, 2017, cash inflows from changes in operating assets and liabilities included a $0.9 million increase in deferred revenue primarily attributable to increased billings, and a $3.1 million increase in accrued and other liabilities primarily for the $1.8 million accrual of settlement, legal and indemnification fees related to the Melcher litigation, ESPP withholdings for employees for the purchase period that commenced in November 2016, and additional employee paid-time-off liability due to timing of usage. Cash outflows from changes in operating assets and liabilities included primarily a $2.1 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $1.6 million increase in accounts receivable due to increased sales.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $0.5 million in the three months ended March 31, 2017 and 2016 was primarily for purchase of property and equipment.

Cash Flows from Financing Activities
During the three months ended March 31, 2017, cash used in financing activities of $1.3 million was primarily related to $1.9 million in payments under our capital lease obligations and $0.3 million in repayments of notes payable. Cash outflows were offset in part by cash received from stock option exercises of $0.8 million.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, our critical accounting policies did not materially change. Please see Note 1 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements
As of March 31, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and did not change during the three months ended March 31, 2017 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of March 31, 2017, total minimum future payment commitments under these capital leases added during the three months ended March 31, 2017 were approximately $2.6 million, of which $0.6 million is due in 2017, with the remainder due over approximately 28 months thereafter.
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
Interest Rate Sensitivity
As of March 31, 2017, we had cash and cash equivalents of $56.5 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of March 31, 2017, we had a total of $32.6 million in outstanding borrowings under our variable interest rate debt or financing agreements. See Note 5 of the notes to condensed consolidated financial statements of this Form 10-Q for a detailed discussion of our indebtedness. For the three months ended March 31, 2017, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $35 thousand.
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
Our operating expenses are primarily denominated in the currencies of the countries in which our operations are located, which are primarily the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.2 million on our operating results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 31, 2017, we reached a settlement with the plaintiffs that fully resolves the plaintiffs’ claims against us and provides for mutual releases between the parties in exchange for a one-time payment by us to the plaintiffs of $1.7 million. The settlement amount is included in 'accrued and other current liabilities' in the condensed consolidated balance sheets and 'general and administrative' expense in the statements of operations and comprehensive loss.
We believe that we have indemnification rights against the former stockholders of Face It for losses incurred in connection with the defense and resolution of this matter.
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to us asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that our local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted our motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. We responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. The appeal for those cases is likely to last until later this year, after which time the lawsuit between NobelBiz and Five9 will resume and a new schedule will be entered by the Court.

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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

•
network outages or security incidents, including the matter described in Note 11. “Subsequent Events” to our financial statement footnotes included herein, which may result in additional expenses or losses, the loss of clients, the provision of client credits, and harm to our reputation;

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
For the three months ended March 31, 2017, our revenue was $47.0 million, which increased by $9.0 million, or 24%, from $38.0 million for the same period of 2016. For the years ended December 31, 2016, 2015 and 2014, our revenues were $162.1 million, $128.9 million and $103.1 million, respectively, representing year-over-year growth of 26% and 25%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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
Moreover, we continue to expand our headcount and operations. We grew from 692 employees as of December 31, 2015 to 807 employees as of March 31, 2017. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information, or unauthorized use of our systems, leading to litigation, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause clients to lose confidence in our solution. In April 2017, we were notified that third parties are suspected of having unlawfully acquired some of our clients’ information. We believe this acquisition was the result of a vulnerability that has now been remediated. Clients determined to have been impacted have been notified. We are working closely with law enforcement authorities and conducting our own ongoing internal investigation with the assistance of outside counsel and technical experts. Expenses incurred to date related to this incident have not been material. We will incur additional expenses and may incur losses in connection with this incident, however, at this time we are unable to reasonably estimate any such additional expenses or losses.
While we have security measures in place to protect client information and minimize the probability of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Moreover, any failure on the part of third parties, including our clients, to achieve or maintain security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could have a material and adverse effect on our business, reputation or financial results.
The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for contact center solutions is highly competitive. Generally, we do not have long-term contracts with our clients and our clients can terminate our service and switch to competitors’ offerings on short notice.
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer-telephony integration, or CTI, heritage, such as Aspect, and Genesys (including through its recent acquisition of Interactive Intelligence). These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact (recently acquired by NICE Ltd.) and LiveOps, now named Seranova. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
We leverage strategic relationships with third parties, such as CRM providers, Workforce Optimization, or WFO, providers, other technology providers, system integrators, and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. We also license technology from certain third parties, including through OEM relationships. Certain of these agreements permit either party to terminate all or a portion of the relationship without cause at any time and for any reason. If one of these agreements is terminated by the other party, we would have to find an alternative source or develop new technology ourselves, either of which could cause delays in our ability to offer our solution or certain product features to our to clients, result in increased expense and harm our business. Our inability to successfully manage and maintain these complex relationships or negotiate sufficient contractual terms could harm our business.

We are establishing a network of master agents and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.
We are establishing a network of master sales agents, which provide sales leads, and resellers, which sell our solution to new and existing clients. We expect that this network will enable us to attract additional clients. We expect our resellers will also assist us in expanding internationally. These master agents and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential resellers to favor their services over ours, either through financial incentives, technological innovation, by offering a broader array of services to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current master agents and resellers, fail to develop relationships with new master agents and resellers in new and existing markets, if we fail to manage, train, or provide appropriate incentives to our existing master agents and resellers, or if our master agents and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $5.3 million and $4.9 million in the three months ended March 31, 2017 and 2016, respectively, and a net loss of $11.9 million in the year ended December 31, 2016. As of March 31, 2017, we had an accumulated deficit of $171.7 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. We will need to continue to expand and optimize our professional services and technical support in order to keep up with new client installations and ongoing service, which will take time and expense to implement. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or lose, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
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
We have a substantial amount of debt. As of March 31, 2017, we had approximately $32.6 million in principal amount outstanding under our New Revolving Credit Facility entered into on August 1, 2016 and a $0.8 million FCC civil penalty payable to the U.S. Treasury. See Note 5 of the notes to condensed consolidated financial statements.
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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, referred to as Brexit. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiated the withdrawal process on March 29, 2017. Such withdrawal has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom and the European Union determine which European Union laws to replace or replicate after the effectiveness of the withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.
Brexit has adversely affected and may continue to adversely affect global economic conditions and the stability of global financial markets. For example, Brexit introduced significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. This volatility will likely continue while the United Kingdom and the European Union negotiate the terms of such withdrawal, as well as after such withdrawal takes effect. The strengthening of the U.S. dollar relative to other currencies will make our solution more expensive to international clients and may adversely affect our international sales. Brexit could also cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future clients, owners of our data center facilities in the U.K. and The Netherlands and our data center partners' ability to retain and hire qualified employees, which could harm our business, business opportunities, results of operations, financial condition and cash flows.
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
Our success and ability to compete depend in part upon our intellectual property. As of March 31, 2017, our intellectual property portfolio included nine registered U.S. trademarks, ten issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of March 31, 2017, we also had six issued patents, seven pending patent applications and 14 limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
We have accrued a contingent liability of $1.9 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 9 of the notes to condensed consolidated financial statements.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by us for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, including $0.8 million that pertains to 2003 through 2007, was disputed. As of March 31, 2017, we had fully paid the promissory note issued to USAC for the undisputed portion and an accrued liability of $2.7 million for the disputed portion and estimated interest and penalties, which are included in notes payable amounts and accrued federal fees, respectively, in the consolidated balance sheet. See Note 9 of the notes to condensed consolidated financial statements. We have submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Bureau challenging the application of FCC rules to the assessments of USF fees for 2003 to 2007, and from 2008 to 2012. In January 2017, the FCC Wireline Bureau ruled in our favor regarding the principal for the 2008 to 2012 assessments, but not the interest or penalties, resulting in a reversal of $3.1 million to cost of revenue. We have filed a third Request for Review disputing the interest and penalties on the back assessments for the period of 2008 through 2012. The FCC has not yet resolved our Requests for Review challenging assessments for 2003 to 2007 or its Request for Review on the interest and penalties. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The first Request for Review, which relates to 2003 to 2007 fees, asks the FCC to apply its discretion and relieve us from paying USF fees for those aging fees. The second Request for Review sought to obtain credit for the indirect USF payments we have made since 2003 to our wholesale telecommunications service providers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, the Company had accrued a $2.0 million liability for the then tentative civil penalty, of which $0.8 million in principal remained outstanding as of March 31, 2017. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to condensed consolidated financial statements.
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
Any of these developments, and the cost of compliance, could harm our operations and financial results. Moreover, any non-compliance, or perceived non-compliance, with these obligations, including the matter described in Note 11. “Subsequent Events” to our financial statement footnotes included herein, could result in investigations or enforcement actions by applicable regulators, lawsuits by private parties, changes to our business practices, increased cost of operations, or declines in client growth, or may otherwise harm our business.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the three months ended March 31, 2017, the sale price per share of our common stock ranged from a low of $14.00 to a high of $18.93. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	sales of our common stock by us or our significant stockholders, or the public announcement of same;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the SaaS industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	security breaches or incidents impacting our clients or their customers, including the matter described in Note 11. “Subsequent Events” to our financial statement footnotes included herein;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

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
Certain holders of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The filing of a registration statement for these shares may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
Our directors, executive officers and significant stockholders, who hold approximately 14% of the voting power of our outstanding common stock, have substantial control over us and could delay or prevent a change in corporate control.
As of March 31, 2017, our directors, executive officers and holders (as determined solely upon review of forms filed with the SEC) of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 14% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

Five9, Inc.

Date:	May 3, 2017	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	May 3, 2017	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)