Form 10-Q
period 2017-06-30
Five9, Inc.
filed 2017-08-03
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 27, 2017, there were 55,116,559 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including the following:

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. You should not place undue reliance on our forward-looking statements. Any forward-looking statements you read in this Quarterly Report on Form 10-Q reflect our views only as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,149	$58,122
Accounts receivable, net	16,281	13,881
Prepaid expenses and other current assets	7,074	3,008
Total current assets	80,504	75,011
Property and equipment, net	15,656	14,688
Intangible assets, net	1,306	1,539
Goodwill	11,798	11,798
Other assets	2,199	2,203
Total assets	$111,463	$105,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,586	$3,366
Accrued and other current liabilities	10,277	9,604
Accrued federal fees	3,261	2,742
Sales tax liability	1,191	1,347
Notes payable	663	742
Capital leases	6,155	6,230
Deferred revenue	11,903	10,047
Total current liabilities	38,036	34,078
Revolving line of credit	32,594	32,594
Sales tax liability — less current portion	1,284	1,476
Notes payable — less current portion	—	318
Capital leases — less current portion	6,384	5,915
Other long-term liabilities	1,010	530
Total liabilities	79,308	74,911
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 55,096 shares and 53,363 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	55	53
Additional paid-in capital	207,813	196,555
Accumulated deficit	(175,713)	(166,280)
Total stockholders’ equity	32,155	30,328
Total liabilities and stockholders’ equity	$111,463	$105,239
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$47,727	$38,886	$94,741	$76,901
Cost of revenue	20,273	16,764	40,244	33,374
Gross profit	27,454	22,122	54,497	43,527
Operating expenses:
Research and development	6,836	5,799	13,683	11,601
Sales and marketing	16,932	12,637	32,710	25,343
General and administrative	6,845	5,882	15,705	12,418
Total operating expenses	30,613	24,318	62,098	49,362
Loss from operations	(3,159)	(2,196)	(7,601)	(5,835)
Other income (expense), net:
Interest expense	(888)	(1,197)	(1,770)	(2,396)
Interest income and other	90	(33)	208	(78)
Total other income (expense), net	(798)	(1,230)	(1,562)	(2,474)
Loss before income taxes	(3,957)	(3,426)	(9,163)	(8,309)
Provision for income taxes	50	42	99	70
Net loss	$(4,007)	$(3,468)	$(9,262)	$(8,379)
Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.17)	$(0.16)
Shares used in computing net loss per share:
Basic and diluted	54,723	52,143	54,208	51,760
Comprehensive Loss:
Net loss and comprehensive loss	$(4,007)	$(3,468)	$(9,262)	$(8,379)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(9,262)	$(8,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,365	4,163
Provision for doubtful accounts	45	41
Stock-based compensation	6,983	4,408
Loss (gain) on disposal of property and equipment	(13)	2
Non-cash adjustment on investment	(161)	—
Amortization of debt discount and issuance costs	40	178
Accretion of interest	10	—
Others	(1)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(2,426)	(245)
Prepaid expenses and other current assets	(4,106)	(1,206)
Other assets	166	62
Accounts payable	1,187	357
Accrued and other current liabilities	909	1,389
Accrued federal fees and sales tax liability	171	12
Deferred revenue	2,025	1,535
Other liabilities	311	(53)
Net cash provided by operating activities	243	2,257
Cash flows from investing activities:
Purchases of property and equipment	(1,178)	(568)
Increase in restricted cash	—	(60)
Net cash used in investing activities	(1,178)	(628)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,303	3,352
Proceeds from sale of common stock under ESPP	1,800	792
Repayments of notes payable	(400)	(3,563)
Payments of capital leases	(3,741)	(3,056)
Net cash used in financing activities	(38)	(2,475)
Net decrease in cash and cash equivalents	(973)	(846)
Cash and cash equivalents:
Beginning of period	58,122	58,484
End of period	$57,149	$57,638
Non-cash investing and financing activities:
Equipment obtained under capital lease	$4,012	$3,352
Equipment purchased and unpaid at period-end	51	102
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended June 30, 2017, there were no changes to the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance was effective for the Company beginning in the first quarter of 2017, with early application permitted. Beginning in Q1 2017, the Company accounted for forfeitures as they occurred, rather than by estimating expected forfeitures. The net effect of this change was recognized as a $0.2 million reduction to accumulated deficit in the condensed consolidated financial statements. Upon adoption of the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning January 1, 2017 and prior periods have not been adjusted. As a result, the Company established a net operating loss deferred tax asset of $5.3 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $5.3 million was also established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Topic 606 is effective for the Company's annual and interim reporting periods beginning January 1, 2018 using either a retrospective or a cumulative effect transition method. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on procedures performed to date, nothing has come to the Company's attention that would indicate that the adoption of Topic 606 will have a material impact on the timing of revenue, but the Company has noted the potential for a material impact to commission expense. The Company will continue to evaluate this assessment in 2017. The Company intends to adopt Topic 606 on January 1, 2018. The Company has not yet selected a transition method, but expects to do so in the third quarter of 2017 upon completion of further analysis.
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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	June 30, 2017
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,038	$20,038	$—
Other Assets
Embedded conversion option held for investment	$917	$—	$917

	December 31, 2016
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,069	$20,069	$—
Other Assets
Embedded conversion option held for investment	$873	$—	$873

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3) (in thousands):

June 30, 2017
Beginning balance	$873
Total gains included in earnings	44
Ending balance	$917
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
During the six months ended June 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2017.
3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Cash	$37,111	$38,053
Money market funds	20,038	20,069
Cash and cash equivalents	$57,149	$58,122

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts receivable	$15,147	$12,640
Unbilled trade accounts receivable, net of advance client deposits	1,144	1,253
Allowance for doubtful accounts	(10)	(12)
Accounts receivable, net	$16,281	$13,881
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses	$3,326	$2,199
Other current assets	3,748	809
Prepaid expenses and other current assets	$7,074	$3,008
Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer and network equipment	$41,221	$37,664
Computer software	6,198	5,133
Internal-use software development costs	500	475
Furniture and fixtures	1,214	1,130
Leasehold improvements	632	624
Property and equipment	49,765	45,026
Accumulated depreciation and amortization	(34,109)	(30,338)
Property and equipment, net	$15,656	$14,688
Depreciation and amortization expense associated with property and equipment was $2.2 million and $4.1 million for the three and six months ended June 30, 2017, respectively, and $1.9 million and $3.9 million for the three and six months ended June 30, 2016, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and was as follows (in thousands):

	June 30, 2017	December 31, 2016
Gross	$41,346	$35,504
Less: accumulated depreciation and amortization	(28,338)	(23,128)
Total	$13,008	$12,376
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation and benefits	$8,608	$7,456
Accrued expenses	1,669	2,148
Accrued and other current liabilities	$10,277	$9,604

4. Intangible Assets
The components of intangible assets were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,302)	$1,158	$2,460	$(1,126)	$1,334
Customer relationships	520	(385)	135	520	(333)	187
Domain names	50	(37)	13	50	(32)	18
Non-compete agreements	140	(140)	0	140	(140)	0
Total	$3,170	$(1,864)	$1,306	$3,170	$(1,631)	$1,539
Amortization expense related to intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively.
As of June 30, 2017, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2017	233
2018	442
2019	351
2020	280
Total	$1,306
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
Loans under the 2016 Loan and Security Agreement bear a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if the Company's adjusted EBITDA is negative at the end of any fiscal quarter. The Company has agreed to pay a fee of 0.25% per annum on the unused portion of the New Revolving Credit Facility as well as an anniversary fee of $31,250 on each of the first and second anniversaries of the Effective Date. The Company is accreting the total estimation of unused fees and anniversary fees evenly over the full term of the 2016 Loan and Security Agreement. Under the terms of the 2016 Loan and Security Agreement, the outstanding balance cannot exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the Securities and Exchange Commission). As of June 30, 2017, the outstanding principal balance under the 2016 Loan and Security Agreement was $32.6 million, which is included in 'Revolving line of credit' in the condensed consolidated balance sheets. As of June 30, 2017, the amount available for additional borrowings was $17.4 million.
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

The obligations of the Company under the 2016 Loan and Security Agreement are guaranteed by the Company’s subsidiary, Five9 Acquisition. The Company’s obligations under the 2016 Loan and Security Agreement and Five9 Acquisition’s obligations under its guaranty are secured by a first priority perfected security interest in and lien on substantially all of the Company’s and Five9 Acquisition's assets. The 2016 Loan and Security Agreement contains certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. Under the 2016 Loan and Security Agreement, the Company is also prohibited from declaring dividends or making other distributions on capital stock. The Company was in compliance with these covenants as of June 30, 2017.
The Company recorded a $1.0 million loss on extinguishment of debt in the third quarter of 2016 under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement (each as described below). The loss was comprised of $0.4 million in prepayment penalties, a $0.4 million write-off of unamortized debt discounts, and a $0.2 million write-off of unamortized debt issuance costs.
2013 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a revolving line of credit of up to $20.0 million, or the Prior Revolving Credit Facility, under a loan and security agreement with a lender, which was entered into in March 2013 and last amended in December 2014, or the 2013 Loan and Security Agreement. The Prior Revolving Credit Facility carried a variable annual interest rate of the prime rate plus 0.50% and would have matured on December 1, 2016.
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
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company, or USAC, for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carried a fixed annual interest rate of 12.75% and was repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of December 31, 2016, approximately $0.1 million of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets. As of June 30, 2017, the promissory note was fully paid.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission, or FCC, Enforcement Bureau (Note 9), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of June 30, 2017 and December 31, 2016, the outstanding civil penalty payable was $0.7 million and $1.0 million, respectively, of which the net carrying value was $0.6 million and $0.9 million, respectively, and is included as 'Notes payable' in the accompanying condensed consolidated balance sheets.
As of June 30, 2017 and December 31, 2016, the Company’s outstanding debt is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Promissory note to USAC	—	120
FCC civil penalty	667	1,000
Total notes payable, gross	667	1,120
Less: discount	(34)	(79)
Total notes payable, net carrying value	633	1,041
Revolving line of credit	32,594	32,594
Interest accretion under 2016 line of credit	$30	$19
Total debt, net carrying value	$33,257	$33,654
Less: current portion of debt *	(663)	(742)
Total debt, less current portion **	32,594	32,912

* Included in ‘Notes payable’ in the condensed consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ and 'Revolving line of credit — less current portion' in the condensed consolidated balance sheets.

Maturities of the Company’s outstanding debt as of June 30, 2017 are as follows (in thousands):

Period	Amount to Mature
2017	333
2018	334
2019	32,594
Total	$33,261

6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2017 and December 31, 2016, the Company had 55,095,711 and 53,363,013 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2017 and December 31, 2016, the Company had no shares of preferred stock issued and outstanding.
Warrants
As of June 30, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 13,017 and 131,597 shares of common stock, respectively, with a weighted-average exercise price of $6.93 per share and $9.80 per share, respectively. Most of these warrants expire on October 18, 2023.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

June 30, 2017
Stock options outstanding	4,791
Restricted stock units outstanding	2,412
Shares available for future grant under 2014 Plan	7,590
Shares available for future issuance under ESPP	1,495
Common stock warrants outstanding	13
Total shares of common stock reserved	16,301
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
No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. After the IPO, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan. As of June 30, 2017, 7,589,526 shares of common stock were available for future grant under the 2014 Plan.

The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2017 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	5,556	$5.23
Options granted (weighted average grant date fair value of $8.01 per share)	485	16.52
Options exercised	(1,123)	2.05
Options forfeited or expired	(127)	12.86
Outstanding as of June 30, 2017	4,791	$6.91	6.4	$70,014
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $21.52 per share as of June 30, 2017 for all in-the-money options outstanding.
Restricted Stock Units
A summary of the Company's restricted stock unit ("RSU") activity during the six months ended June 30, 2017 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2016	2,019	$7.65
RSUs granted	921	16.83
RSUs vested and released	(422)	8.27
RSUs forfeited	(106)	11.09
Outstanding as of June 30, 2017	2,412	$10.85
Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("ESPP") became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 533,630 and 511,646 additional shares were reserved under the ESPP on January 1, 2017 and 2016, respectively. As of June 30, 2017, 1,494,632 shares of common stock were available for future grants under the ESPP.
One purchase event occurred during the three and six months ended June 30, 2017 as follows: 141,222 shares were purchased on May 15, 2017 at a price of $12.75 per share under the ESPP.

Stock-Based Compensation
Stock-based compensation expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of revenue	$575	$329	$1,009	$594
Research and development	801	528	1,438	963
Sales and marketing	1,224	544	2,152	978
General and administrative	1,254	1,013	2,384	1,873
Total stock-based compensation	$3,854	$2,414	$6,983	$4,408
As of June 30, 2017, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$7,196	$23,823	$570
Weighted-average amortization period	2.8 years	3.0 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three and six months ended June 30, 2017 and 2016 were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expected term (years)	6.1	6.1	6.2	6.0
Volatility	49%	48%	49%	48%
Risk-free interest rate	2.0%	1.2%	2.0%	1.5%
Dividend yield	—	—	—	—
7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the three and six months ended June 30, 2017 and 2016, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(4,007)	$(3,468)	$(9,262)	$(8,379)
Weighted-average shares used in computing basic and diluted net loss per share	54,723	52,143	54,208	51,760
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.17)	$(0.16)

The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	June 30, 2017	June 30, 2016
Stock options	4,791	5,831
Restricted stock units	2,412	2,228
ESPP	—	147
Common stock warrants	13	132
Total	7,216	8,338
8. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2017 was approximately $50 thousand and $99 thousand, respectively. The provision for income taxes for the three and six months ended June 30, 2016 was approximately $42 thousand and $70 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three and six months ended June 30, 2017 and 2016, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2017 and December 31, 2016. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2017, there were no material changes to the total amount of unrecognized tax benefits.
9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, debt agreements (see Note 5), operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2016 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and did not change materially during the six months ended June 30, 2017 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases, and certain hosting and telecommunications agreements. As of June 30, 2017, the total minimum future payment commitments under these capital leases added during the six months ended June 30, 2017 were approximately $4.7 million, of which $0.9 million is due during the remainder of 2017, with the remainder of $3.8 million due over approximately 31 months. The Company entered into various hosting and telecommunications agreements for terms of twenty-four to thirty-six months commencing on various dates in the first three quarters of 2017. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company's total minimum future payment commitments under these agreements are $4.1 million.
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

The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company will be required to pay assessments for periods prior to the Company’s registration. As of December 31, 2012, the total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million was disputed. The Company subsequently updated its filings and increased the liability related to 2008 through 2012 by $0.5 million, arriving at a new total of $3.9 million. In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The repayment terms of the promissory note payable are disclosed in Note 5. As of December 31, 2016, approximately $0.1 million of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets. As of June 30, 2017, the promissory note was fully paid.
With respect to the disputed portion, in 2013, the Company submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Competition Bureau challenging two aspects of USAC’s assessment of past due USF contributions for the period from 2003 through 2012. The first Request for Review challenged USAC’s assessment of liability for the period of 2003 through 2007, which was prior to the five year window during which we were required to maintain financial records for USF contribution purposes. The second Request for Review sought credit for the Company’s USF payments to its wholesale carriers during the period from 2008 through 2012. In January 2017, the FCC’s Wireline Competition Bureau ruled in favor of the Company regarding the principal for its payments to its wholesale carriers during 2008 through 2012, but not the interest or penalties on that principal, resulting in a reversal of $3.1 million to cost of revenue. USAC has not completed the administrative process of approving that $3.1 million credit, but it is fully anticipated to do so. In February 2017, the Company filed a third Request for Review disputing that portion of the decision by the FCC’s Wireline Competition Bureau that withheld credit for the interest and penalties on the back assessments for the period of 2008 through 2012. The FCC has not yet resolved the Company’s Request for Review challenging assessments for 2003 to 2007 or the Company’s Request for Review on the interest and penalties for the period of 2008 through 2012. If the pending disputes are not resolved in the Company’s favor, it is possible that the Company will be required to pay additional back assessments for one or both of those periods.
As of June 30, 2017, the accrued liability on the remaining disputed assessments is $2.8 million, which includes $0.8 million in USF assessment for the period of 2003 through 2007, $0.4 million for the interest and penalties on that assessment, and $1.6 million for the interest and penalties on the $3.1 million in since-credited prior payments to the Company’s wholesale carriers. As of December 31, 2016, the accrued liability on the remaining disputed assessments is $2.5 million, which includes $0.8 million in USF assessment for the period of 2003 through 2007, $0.3 million for the interest and penalties on that assessment, and $1.4 million for the interest and penalties on the $3.1 million in since-credited prior payments to the Company’s wholesale carriers. For the three and six months ended June 30, 2017, the Company recorded interest and penalty expenses of $0.2 million and $0.3 million, respectively, as a charge to general and administrative expense, which were related to its disputed unpaid USF obligations.
On June 12, 2015, in connection with the Company’s disclosure to the FCC, the Company entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest (Note 5). In the third quarter of 2014, the Company accrued a $2.0 million liability for the then tentative civil penalty. The consent decree also requires the Company to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau for three years. The Company’s implementation of the internal regulatory compliance monitoring and training requirements was completed in August 2015, and its annual compliance reporting to the FCC will continue until June 2018.
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
During the three months ended June 30, 2017, the Company made no payments for its contingent sales taxes on either usage-based fees or sales of subscription services. During the three months ended June 30, 2016, the Company remitted $25 thousand for its contingent sales taxes on both usage-based fees and sales of subscription services. For the three months ended June 30, 2017, the Company recognized a $0.1 million gain as an offset to general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada. For the three months ended June 30, 2016, the Company recognized a $0.2 million gain as an offset to general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
As of June 30, 2017 and December 31, 2016, the Company had total accrued liabilities of $1.8 million and $2.1 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.5 million and $0.6 million were included in current “Sales tax liability” on the condensed consolidated balance sheets, respectively, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
In the complaint, the plaintiffs alleged that Face It repurchased the plaintiffs’ stock in September 2013 before Five9 acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher, by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of the company to Five9. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. The complaint sought to set aside Face It’s September 2013 stock repurchase from the plaintiffs, as well as an unspecified amount of damages and an award of attorney’s fees and costs, in addition to other relief.
On November 8, 2016, the court entered an order staying the Federal Lawsuit and ordered the parties to proceed to arbitration of the dispute before the American Arbitration Association, or AAA. On November 16, 2016, Melcher and MFLP submitted a Demand for Arbitration to AAA against Five9, asserting claims identical to those alleged in the Federal Lawsuit.
On March 31, 2017, Five9 reached a settlement with the plaintiffs that fully resolved the plaintiffs’ claims against Five9 and provided for mutual releases between the parties in exchange for a one-time payment by Five9 to the plaintiffs of $1.7 million. As a result of the settlement, the arbitration was closed, and on July 10, 2017, the plaintiffs filed an amended complaint in the Federal Lawsuit solely against Fried removing Five9 as a defendant.
Five9 believes that it has indemnification rights against the former stockholders of Face It for losses it incurred in connection with the defense and resolution of this matter.
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that the Company’s local caller ID management service infringes United States Patent No. 8,135,122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. On July 19, 2017, the Federal Circuit Court of Appeal issued a ruling confirming the claim construction in Five9’s lawsuit and resolving the appeal in favor of Global Connect and TCN and against NobelBiz. The Company anticipates that the court will set a new schedule for the litigation in light of this ruling.
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
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, no demands have been made upon the Company to provide indemnification under such agreements and there are no claims that it is aware of that could have a material effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows. On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the Melcher litigation. See "Legal Matters" above. As of June 30, 2017, the Company had advanced Mr. Fried $62 thousand in connection with this claim; however, the Company disputes that Mr. Fried is entitled to advancement in connection with the Melcher litigation. On July 31, 2017, Mr. Fried filed a complaint against the Company in the Court of Chancery for the State of Delaware, in which he alleges that the Company breached advancement obligations to him. In the lawsuit, Mr. Fried seeks advancement of his legal fees and expenses in connection with the defense of the Melcher litigation, payment of his legal fees and expenses incurred in connection with his advancement action, and interest. The Company believes the action is without merit and intends to defend it vigorously. To the extent that it is ultimately determined that Mr. Fried is not entitled to indemnification, Mr. Fried has undertaken to reimburse the Company for all amounts advanced to him. In addition, the Company believes that it has indemnification rights against the former stockholders of Face It (including Mr. Fried) for all losses that are incurred by the Company in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against the Company.
10. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	$44,830	$36,104	$89,188	$71,697
International	2,897	2,782	5,553	5,204
Total revenue	$47,727	$38,886	$94,741	$76,901
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	June 30, 2017	December 31, 2016
United States	$14,241	$13,025
International	1,415	1,663
Property and equipment, net	$15,656	$14,688

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize both inbound and outbound interactions. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and six months ended June 30, 2017, subscription and related usage fees accounted for 94% of our revenue. For the three and six months ended June 30, 2016, subscription and related usage fees accounted for 94% and 95% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $47.7 million and $94.7 million for the three and six months ended June 30, 2017 from $38.9 million and $76.9 million for the three and six months ended June 30, 2016. Revenue growth has primarily been driven by our larger clients. For each of the three and six months ended June 30, 2017 and 2016, no single client accounted for more than 10% of our total revenue. As of June 30, 2017, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than 10 agent seats to approximately 1,000 agent seats. Our net losses increased to $4.0 million and $9.3 million in the three and six months ended June 30, 2017, from $3.5 million and $8.4 million for the three and six months ended June 30, 2016.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	June 30, 2017	June 30, 2016
Annual Dollar-Based Retention Rate	98%	100%
Our Dollar-Based Retention Rate declined year over year primarily due to the prior year period benefits from the ramp of one of our largest customers. This adverse impact to our Dollar-Based Retention Rate was offset in part by the positive impact from our other clients.
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
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(4,007)	$(3,468)	$(9,262)	$(8,379)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,270	2,060	4,365	4,163
Stock-based compensation (2)	3,854	2,414	6,983	4,408
Interest expense	888	1,197	1,770	2,396
Interest income and other	(90)	33	(208)	78
Legal settlement (3)	—	—	1,700	—
Legal and indemnification fees related to settlement (3)	—	—	135	—
Provision for income taxes	50	42	99	70
Adjusted EBITDA	$2,965	$2,278	$5,582	$2,736

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of revenue	$1,716	$1,616	$3,292	$3,296
Research and development	237	161	443	309
Sales and marketing	30	54	60	107
General and administrative	287	229	570	451
Total depreciation and amortization	$2,270	$2,060	$4,365	$4,163
(2) See Note 6 of the notes to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Represents settlement amount, legal and indemnification fees related to the settlement of the Melcher litigation. See Part I, ITEM 1, Note 9 under the heading “Legal Matters."
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, and allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service, resulting in absolute dollar increases in Cost of Revenue. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.

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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We expense sales commissions associated with the acquisition of client contracts as incurred in the period the contract is acquired. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases. We expect interest expense for our outstanding debt to decrease due to a lower interest rate for our New Revolving Credit Facility compared to the 2014 Loan and Security Agreement and the 2013 Loan and Security Agreement (see Note 5 of the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	100%	100%	100%	100%
Cost of revenue	42%	43%	42%	43%
Gross profit	58%	57%	58%	57%
Operating expenses:
Research and development	14%	15%	14%	15%
Sales and marketing	35%	32%	35%	33%
General and administrative	16%	16%	17%	17%
Total operating expenses	65%	63%	66%	65%
Loss from operations	(7)%	(6)%	(8)%	(8)%
Other income (expense), net:
Interest expense	(2)%	(3)%	(2)%	(3)%
Interest income and other	1%	—%	—%	—%
Total other income (expense), net	(1)%	(3)%	(2)%	(3)%
Loss before income taxes	(8)%	(9)%	(10)%	(11)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(8)%	(9)%	(10)%	(11)%
Revenue

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Revenue	$47,727	$38,886	$8,841	23%	$94,741	$76,901	$17,840	23%
The increase in revenue for the three and six months ended June 30, 2017 compared to the same periods of 2016 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$20,273	$16,764	$3,509	21%	$40,244	$33,374	$6,870	21%
% of Revenue	42%	43%			42%	43%
The increase in cost of revenue for the three and six months ended June 30, 2017 compared to the same periods of 2016 was primarily due to a $1.7 million and a $3.2 million increase in cash-based personnel costs driven by increased headcount, a $0.5 million and a $1.3 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, a $0.5 million and a $0.9 million increase in third party hosted software costs due to increased client activities, and a $0.4 million and a $0.8 million increase in facility-related costs. The remainder of the increase was primarily due to our business growth.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$27,454	$22,122	$5,332	24%	$54,497	$43,527	$10,970	25%
% of Revenue	58%	57%			58%	57%
The increase in gross profit for the three and six months ended June 30, 2017 compared to the same periods of 2016 was primarily due increases in subscription and usage revenues. The increase in gross margin for the three months ended June 30, 2017 compared to the same period of 2016 was primarily due to improved efficiencies in usage. The increase in gross margin for the six months ended June 30, 2017 compared to the same period of 2016 was primarily due to economies of scale for subscriptions.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Research and development	$6,836	$5,799	$1,037	18%	$13,683	$11,601	$2,082	18%
% of Revenue	14%	15%			14%	15%
The increase in research and development expenses for the three and six months ended June 30, 2017 compared to the same periods of 2016 was primarily due to a $0.6 million and a $1.0 million increase in cash-based personnel-related costs resulting from increased headcount, and a $0.3 million and a $0.5 million increase in stock-based compensation costs. During the six months ended June 30, 2017 compared to the same period of 2016, the increase was also due to a $0.2 million increase in consulting costs and a $0.2 million increase in facilities and allocated overhead costs.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$16,932	$12,637	$4,295	34%	$32,710	$25,343	$7,367	29%
% of Revenue	35%	32%			35%	33%
The increase in sales and marketing expenses for the three and six months ended June 30, 2017 compared to the same periods of 2016 was primarily due to a $1.6 million and a $3.0 million increase in cash-based personnel-related costs driven by increased headcount, a $1.0 million and a $1.7 million increase in commissions paid to sales personnel driven by the growth in sales and bookings of our solution, a $0.7 million and a $1.2 million increase in stock-based compensation costs, a $0.4 million and a $0.6 million increase in discretionary and other marketing-related expenses, and $0.3 million and a $0.5 million increase in business travel and related expenses. These increases, as well as the remainder of the increase, were primarily due to the execution of our growth strategy to acquire new clients, to increase the number of agent seats within our existing client base, and to establish brand awareness.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$6,845	$5,882	$963	16%	$15,705	$12,418	$3,287	26%
% of Revenue	16%	16%			17%	17%
The increase in general and administrative expenses for the six months ended June 30, 2017 compared to the same period of 2016 was primarily due to $1.8 million in accrued settlement and legal costs incurred in the first quarter of 2017. The increase in general and administrative expenses for the three and six months ended June 30, 2017 compared to the same periods of 2016 was also due to a $0.7 million and a $1.6 million increase in cash-based personnel-related costs driven by increased headcount, and a $0.2 million and a $0.5 million increase in stock-based compensation costs, offset partially by decreases of $0.3 million and $0.6 million in facility-related costs.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(888)	$(1,197)	$309	(26)%	(1,770)	(2,396)	626	(26)%
Interest income and other	90	(33)	123	(373)%	208	(78)	286	(367)%
Total other income (expense), net	$(798)	$(1,230)	$432	(35)%	$(1,562)	$(2,474)	$912	(37)%
% of Revenue	(1)%	(3)%			(2)%	(3)%
The decrease in other income (expense), net for the three and six months ended June 30, 2017 compared to the same period of 2016 was primarily due lower interest expense related to lower interest rates under the 2016 Loan and Security Agreement compared to the 2014 Loan and Security Agreement and the 2013 Loan and Security Agreement. The decrease for the three and six months ended June 30, 2017 compared to the same period of 2016 was also due to a $0.1 million and a $0.2 million non-cash adjustment on investment.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of June 30, 2017, we had cash and cash equivalents totaling $57.1 million.
As of June 30, 2017, we had a total of $32.6 million in principal amount outstanding under the New Revolving Credit Facility governed by our 2016 Loan and Security Agreement. On August 1, 2016, we entered into the 2016 Loan and Security Agreement with two lenders for the New Revolving Credit Facility of up to $50.0 million. The New Revolving Credit Facility matures in August 1, 2019. Under the terms of the New Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as described above under the heading "Annual Dollar-Based Retention Rate"). The New Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. Upon the effectiveness of the 2016 Loan and Security Agreement, we immediately drew down $32.6 million and terminated the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement by repaying the aggregate outstanding principal, accrued interest and prepayment penalty balances thereunder of $32.4 million along with $0.2 million in administrative fees.
In addition, as of June 30, 2017, we had a $0.7 million FCC civil penalty payable to the U.S. Treasury (see Note 5 of the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
We believe our existing cash and cash equivalents and the amount available for borrowing under our New Revolving Credit Facility (or any refinancing of the facility) will be sufficient to meet our working capital and capital expenditure needs at least through June 30, 2018. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Net cash provided by operating activities	$243	$2,257	$(2,014)	(89)%
Net cash used in investing activities	(1,178)	(628)	(550)	88%
Net cash used in financing activities	(38)	(2,475)	2,437	(98)%
Net decrease in cash and cash equivalents	$(973)	$(846)	$(127)	15%
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
During the six months ended June 30, 2017, net cash provided by operating activities was $0.2 million as compared to net cash provided by operating activities of $2.3 million for the same period of 2016. The decrease in net cash provided by operating activities was primarily due to a $3.6 million unfavorable change in net cash flows from operating assets and liabilities, partially offset by a $1.6 million favorable impact from a decrease in net loss after adjusting for non-cash expenses. Cash outflows during the six months ended June 30, 2017 included a $1.8 million accrual of settlement, legal and indemnification fees related to the Melcher litigation (See Note 9).
During the six months ended June 30, 2017, cash inflows from changes in operating assets and liabilities included a $2.0 million increase in deferred revenue primarily attributable to increased billings, a $1.2 million increase in accounts payable related to timing of liabilities and payments, a $0.9 million increase in accrued and other liabilities primarily for additional employee paid-time-off liability due to timing and sales commissions driven by the growth in sales and bookings of our solution. Cash outflows from changes in operating assets and liabilities included primarily a $4.1 million increase in prepaid expenses and other current assets primarily related to long-term maintenance contracts and annual subscription fees on third-party licensed technology and insurance policies, and a $2.4 million increase in accounts receivable due to increased sales.
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

Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2017 and 2016 was primarily for the purchase of property and equipment.
Cash Flows from Financing Activities
During the six months ended June 30, 2017, cash used in financing activities was primarily for repayments of $4.1 million on notes payable obligations and our capital leases, offset in part by cash received from stock option exercises of $2.3 million and proceeds of $1.8 million from the sale of common stock under our employee stock purchase plan.
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
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended June 30, 2017, our critical accounting policies did not materially change. Please see Note 1 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
As of June 30, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, debt agreements (see Note 5), operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and did not change during the six months ended June 30, 2017 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of June 30, 2017, the total minimum future payment commitments under these capital leases added during the six months ended June 30, 2017 were approximately $4.7 million, of which $0.9 million is due during the remainder of 2017, with the remainder of $3.8 million due over approximately 31 months. The Company entered into various hosting and telecommunications agreements for terms of 24 to 36 months commencing on various dates in the first three quarters of 2017. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company's total minimum future payment commitments under these agreements are $4.1 million.
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

Interest Rate Sensitivity
As of June 30, 2017, we had cash and cash equivalents of $57.1 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and six months ended June 30, 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of June 30, 2017, we had a total of $32.6 million in outstanding borrowings under our variable interest rate debt or financing agreements. See Note 5 of the notes to condensed consolidated financial statements of this Quarterly Report on Form 10-Q for a detailed discussion of our indebtedness. For each of the three and six months ended June 30, 2017, a hypothetical 10% increase in the interest rates under these agreements would have increased our interest expense by approximately $37 thousand and $71 thousand, respectively.
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
Our operating expenses are primarily denominated in the currencies of the countries in which our operations are located, which are primarily the U.S., the Philippines, Russia, and the U.K. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $0.2 million and $0.4 million, respectively, on our operating results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed, and the price of our common stock could decline.
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.
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

•	network outages or security incidents, which may result in additional expenses or losses, the loss of clients, the provision of client credits, and harm to our reputation;

•	seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year;

•	inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;

•	our ability to expand, and effectively utilize our network of master agents and resellers;

•	the timing of recognition of revenues under current and future GAAP;

•	changes in our pricing policies or those of our competitors;

•	the level of professional services and support we provide our clients;

•	the components of our revenue;

•	the addition or loss of key clients, including through acquisitions or consolidations;

•	general economic, industry and market conditions;

•	the timing of costs and expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	compliance with, or changes in, the current and future domestic and international regulatory environment;

•	the hiring, training and retention of key employees;

•	litigation or other claims against us;

•	the ability to expand internationally, and to do so profitability;

•	our ability to obtain additional financing;

•	advances and trends in new technologies and industry standards; and

•	increases or decreases in the costs to provide our solution or pricing changes upon any renewals of client agreements.
If we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new clients, add additional agent seats and sell additional functionality to existing clients, and encourage existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or sell additional services to existing clients based on pricing, cost of ownership, technology and functionality could be harmed. As a result, our existing clients may not renew our agreements, and we may be unable to attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth.
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
For the three months ended June 30, 2017, our revenue was $47.7 million, which increased by $8.8 million, or 23%, from $38.9 million for the same period of 2016. For the six months ended June 30, 2017, our revenue was $94.7 million, which increased by $17.8 million, or 23%, from $76.9 million for the same period of 2016. For the years ended December 31, 2016, 2015 and 2014, our revenue was $162.1 million, $128.9 million, and $103.1 million, respectively, representing year-over-year growth of 26% and 25%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe revenue growth will depend on a number of factors, including our ability to:

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

Moreover, we continue to expand our headcount and operations. We grew from 692 employees as of December 31, 2015 to 825 employees as of June 30, 2017. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We need to continue to expand and optimize our sales infrastructure in order to grow our client base and business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
We have experienced significant growth in the number of agents and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients' use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate stability and performance, the availability of which may be limited or the cost of which may be prohibitive. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict or improve our infrastructure requirements to keep pace with growth in our business, our business could be harmed.
Security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and adversely affect our business.

Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information, or unauthorized use of our systems, leading to litigation, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause clients to lose confidence in our solution. In April 2017, we were notified that third parties were suspected of having unlawfully acquired some of our clients’ information. We conducted an investigation, believe this acquisition was the result of a vulnerability that has now been remediated, and notified clients we determined may have been impacted. Expenses incurred to date related to this incident have not been material.
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
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer-telephony integration, or CTI, heritage, such as Aspect and Genesys (including through its acquisition of Interactive Intelligence). These companies are supplementing their traditional on-premise contact center systems with cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact (acquired by NICE Ltd.) and LiveOps, now named Seranova. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats or termination of their contracts. Subscriptions and related usage by our existing clients may decrease if:

•	clients are not satisfied with our services, prices or the functionality of our solution;

•	the stability, performance or security of our hosting infrastructure and hosting services are not satisfactory;

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or other reasons;

•	competition increases from other contact center providers;

•	fewer clients purchase usage from us;

•	alternative technologies, products or features emerge that we do not provide;

•	our clients or potential clients experience financial difficulties; or

•	the U.S. or global economy declines.
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
We leverage strategic relationships with third parties, such as CRM providers, Workforce Optimization, or WFO, providers, other technology providers, system integrators, and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
We are establishing a network of master sales agents, which provide sales leads, and resellers, which sell our solution to new and existing clients. We expect that this network will enable us to attract additional clients. We expect our resellers will also assist us in expanding internationally. These master agents and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential master agents or resellers to favor their services over ours, either through financial incentives, technological innovation, by offering a broader array of services to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current master agents and resellers, fail to develop relationships with new master agents and resellers in new and existing markets, if we fail to manage, train, or provide appropriate incentives to our existing master agents and resellers, or if our master agents and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed.
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
As we continue to target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in closing sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these clients will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual clients and prospective clients, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to six months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our clients that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of agent seats and the number of applications utilized by larger organizations over time. There is no guarantee that these clients will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these clients will decrease and our business may suffer.
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
We rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could subject us to claims for credits or damages, among other things.
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
We have incurred significant losses in each period since our inception in 2001. We incurred net losses of $4.0 million and $9.3 million in the three and six months ended June 30, 2017, respectively, and a net loss of $11.9 million in the year ended December 31, 2016. As of June 30, 2017, we had an accumulated deficit of $175.7 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution and attracting new clients. Brand promotion activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues may occur after the expense has been occurred, and may not offset the costs and expenses of building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad client adoption of our solution.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
To date, we have financed our operations, primarily through sales of our solution, lease facilities and the net proceeds from our equity and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of June 30, 2017, we had approximately $32.6 million in principal amount outstanding under our New Revolving Credit Facility entered into on August 1, 2016 and a $0.6 million FCC civil penalty payable to the U.S. Treasury. See Note 5 of the notes to condensed consolidated financial statements.
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
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses, having only completed one small acquisition. In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from our future acquired businesses due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition, including legal claims arising from the activities of companies we acquire;

•	acquisition-related costs;

•
difficulty converting the clients of the acquired business to our solution and contract terms, including due to disparities in the revenue, licensing, support or professional services model of the acquired company;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional costs and expenses associated with supporting legacy products and the hosting infrastructure of the acquired business;

•	diversion of management’s attention from other business concerns;

•	harm to our existing relationships with our partners and clients as a result of the acquisition;

•	the loss of our or the acquired business’s key employees;

•	diversion of resources that could have been more effectively deployed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. However, our independent registered public accounting firm has not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 to date as we have been an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012, or The JOBS Act. Our independent registered public accounting firm will be required to provide this attestation beginning with our annual report for the fiscal year ending December 31, 2017, which will result in increased cost and expense.
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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, referred to as Brexit. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiated the withdrawal process on March 29, 2017. This election to withdraw has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom and the European Union determine which European Union laws to replace or replicate after the effectiveness of the withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.
Brexit has harmed and may continue to harm global economic conditions and the stability of global financial markets. For example, Brexit introduced significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. This volatility will likely continue while the United Kingdom and the European Union negotiate the terms of the withdrawal, as well as after the withdrawal takes effect. The strengthening of the U.S. dollar relative to other currencies will make our solution more expensive to international clients and may harm our international sales. Brexit could also cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future clients, owners of our data center facilities in the U.K. and the Netherlands and our data center partners' ability to retain and hire qualified employees, which could harm our business, business opportunities, results of operations, financial condition and cash flows.
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
Our success and ability to compete depend in part upon our intellectual property. As of June 30, 2017, our intellectual property portfolio included seven registered U.S. trademarks, ten issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of June 30, 2017, we also had two issued patents, five pending patent applications and 11 limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc., or NobelBiz, filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8,135,122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8,565,399, which is a continuation in the same family as the prior patent and addresses the same technology. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. See Part I, ITEM 1, Note 9 under the heading “Legal Matters." If NobelBiz is successful in its request for injunctive relief, we will have to stop providing the accused technology, enter into a license agreement with NobelBiz for the technology or modify our technology, any of which could harm our business. There can be no assurance that we (i) will prevail in this action, (ii) can develop non-infringing technology that is accepted in the market if we are enjoined from using the accused technology or (iii) will be able to negotiate favorable licensing terms with NobelBiz. There can also be no assurance that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us.
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
We have accrued a contingent liability of $1.8 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 9 of the notes to condensed consolidated financial statements.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by us for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million, was disputed. The Company subsequently updated its filings and increased the liability related to 2008 through 2012 by $0.5 million, arriving at a new total of $3.9 million. As of June 30, 2017, we had fully paid the promissory note issued to USAC for the undisputed portion. With respect to the disputed portion, in 2013, we submitted two separate Requests for Review (a form of appeal) to the FCC's Wireline Competition Bureau challenging two aspects of USAC’s assessment of past due USF contributions for the period from 2003 through 2012. The first Request for Review challenged USAC’s assessment of liability for the period of 2003 through 2007, which was prior to the five year window during which we were required to maintain financial records for USF contribution purposes. The second Request for Review sought credit for our USF payments to our wholesale carriers during the period from

2008 through 2012. In January 2017, the FCC’s Wireline Competition Bureau ruled in our favor regarding the principal for our payments to our wholesale carriers during 2008 through 2012, but not the interest or penalties on that principal, resulting in a reversal of $3.1 million to cost of revenue. USAC has not completed the administrative process of approving that $3.1 million credit, but we fully anticipate that it will do so. In February 2017, we filed a third Request for Review disputing that portion of the decision by the FCC’s Wireline Competition Bureau that withheld credit for the interest and penalties on the back assessments for the period of 2008 through 2012. The FCC has not yet resolved our Request for Review challenging assessments for 2003 to 2007 or our Request for Review on the interest and penalties for the period of 2008 through 2012. If the pending disputes are not resolved in our favor, it is possible that we will be required to pay additional back assessments for one or both of those periods. The accrued liability on the disputed assessments is $2.8 million, which includes $0.8 million in USF assessment for the period of 2003 through 2007, $0.4 million for the interest and penalties on that assessment, and $1.6 million for the interest and penalties on the $3.1 million in since-credited prior payments to our wholesale carriers.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty, of which $0.6 million in principal remained outstanding as of June 30, 2017. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to condensed consolidated financial statements.
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
The regulations to which we are subject (in whole or in part) include:

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
Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our clients to cover this obligation or absorb the costs, which would reduce our profit margins. Furthermore, the FCC has ruled that states can require us to contribute to state USF programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the solution we provide. Currently our USF contributions are borne by our clients, which could result in our solution becoming less competitive as compared to products provided by our competitors.
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
In October 2015, the Court of Justice for the European Union invalidated the EU-US Safe Harbor program, or the Safe Harbor. The Safe Harbor provided participating U.S. companies with a legal basis to comply with EU data transfer regulations that would otherwise restrict the transfer of personal data by our clients from the European Union to us in the United States. Some of our clients relied on the Safe Harbor to transfer the personal data of their customers located in the EU to the United States. Other clients relied on legally recognized alternative mechanisms such as standard contractual clauses issued by the European Commission (commonly referred to as “model contracts”) or binding corporate resolutions to make such transfers. We relied on the use of standard contractual clauses issued by the European Commission before the invalidation of the Safe Harbor Program in October 2015, and we continue to do so currently. In July 2016, EU and U.S. regulators announced the approval of a new trans-

Atlantic Agreement, the EU-U.S. Privacy Shield, which succeeds the Safe Harbor Program. Companies interested in self-certifying compliance with this new trans-Atlantic data-transfer framework could do so beginning in August 2016, when the U.S. Department of Commerce began accepting certifications. The self-certification process under the Privacy Shield is similar to the Safe Harbor program. However, the compliance requirements under the Privacy Shield are generally more stringent than under the Safe Harbor.
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
Any of these developments, and the cost of compliance, could harm our operations and financial results. Moreover, any non-compliance, or perceived non-compliance, with these obligations, could result in investigations or enforcement actions by applicable regulators, lawsuits by private parties, changes to our business practices, increased cost of operations, or declines in client growth, or may otherwise harm our business.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the six months ended June 30, 2017, the sale price per share of our common stock ranged from a low of $14.00 to a high of $24.80. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	sales of our common stock by us or our significant stockholders, or the public announcement of same;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the software as a service industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	security breaches or incidents impacting our clients or their customers;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

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

We will no longer be an emerging growth company after the end of this fiscal year and the additional requirements we must comply with may strain our resources and divert management’s attention from other business concerns.
We will be an “emerging growth company” as defined in the JOBS Act until the end of this fiscal year. During this period, we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies. After we are no longer an emerging growth company, compliance with these additional laws, rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Five9, Inc.

Date:	August 3, 2017	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	August 3, 2017	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)