Form 10-Q
period 2017-09-30
Five9, Inc.
filed 2017-11-08
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of November 1, 2017, there were 55,650,970 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,364	$58,122
Accounts receivable, net	17,231	13,881
Prepaid expenses and other current assets	4,809	3,008
Total current assets	85,404	75,011
Property and equipment, net	17,958	14,688
Intangible assets, net	1,190	1,539
Goodwill	11,798	11,798
Other assets	2,365	2,203
Total assets	$118,715	$105,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,787	$3,366
Accrued and other current liabilities	11,967	9,604
Accrued federal fees	1,146	2,742
Sales tax liability	1,174	1,347
Notes payable	486	742
Capital leases	6,057	6,230
Deferred revenue	13,699	10,047
Total current liabilities	39,316	34,078
Revolving line of credit	32,594	32,594
Sales tax liability — less current portion	1,207	1,476
Notes payable — less current portion	—	318
Capital leases — less current portion	6,867	5,915
Other long-term liabilities	959	530
Total liabilities	80,943	74,911
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 55,631 shares and 53,363 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	56	53
Additional paid-in capital	212,505	196,555
Accumulated deficit	(174,789)	(166,280)
Total stockholders’ equity	37,772	30,328
Total liabilities and stockholders’ equity	$118,715	$105,239
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$50,081	$40,982	$144,822	$117,883
Cost of revenue	20,497	17,790	60,741	51,164
Gross profit	29,584	23,192	84,081	66,719
Operating expenses:
Research and development	6,689	6,041	20,372	17,642
Sales and marketing	16,502	12,925	49,212	38,268
General and administrative	4,679	6,143	20,384	18,561
Total operating expenses	27,870	25,109	89,968	74,471
Income (loss) from operations	1,714	(1,917)	(5,887)	(7,752)
Other income (expense), net:
Extinguishment of debt	—	(1,026)	—	(1,026)
Interest expense	(865)	(961)	(2,635)	(3,357)
Interest income and other	118	12	326	(66)
Total other expense, net	(747)	(1,975)	(2,309)	(4,449)
Income (loss) before income taxes	967	(3,892)	(8,196)	(12,201)
Provision for (benefit from) income taxes	43	(2)	142	68
Net income (loss)	$924	$(3,890)	$(8,338)	$(12,269)
Net income (loss) per share:
Basic	$0.02	$(0.07)	$(0.15)	$(0.24)
Diluted	$0.02	$(0.07)	$(0.15)	$(0.24)
Shares used in computing net income (loss) per share:
Basic	55,310	52,708	54,579	52,078
Diluted	59,441	52,708	54,579	52,078
Comprehensive Income (Loss):
Net income (loss) and comprehensive income (loss)	$924	$(3,890)	$(8,338)	$(12,269)
See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(8,338)	$(12,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,246	6,302
Provision for doubtful accounts	66	58
Stock-based compensation	10,703	6,927
Loss on extinguishment of debt	—	1,026
Reversal of interest and penalties on accrued federal fees	(2,133)	—
Non-cash adjustment on investment	(233)	—
Amortization of debt discount and issuance costs	60	221
Accretion of interest	16	11
Others	(50)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(3,406)	(2,383)
Prepaid expenses and other current assets	(1,861)	(1,927)
Other assets	71	(25)
Accounts payable	1,409	1,039
Accrued and other current liabilities	1,774	2,749
Accrued federal fees and sales tax liability	95	(90)
Deferred revenue	3,676	2,449
Other liabilities	131	(75)
Net cash provided by operating activities	8,226	4,004
Cash flows from investing activities:
Purchases of property and equipment	(1,809)	(973)
Increase in restricted cash	—	(60)
Net cash used in investing activities	(1,809)	(1,033)
Cash flows from financing activities:
Proceeds from exercise of common stock options	3,280	4,050
Proceeds from sale of common stock under ESPP	1,800	792
Proceeds from revolving line of credit	—	32,594
Repayments on revolving line of credit	—	(12,500)
Repayments of notes payable	(547)	(23,866)
Payments of capital leases	(5,708)	(4,618)
Payment of prepayment penalty and related fees	—	(368)
Payments for debt issuance costs	—	(206)
Net cash used in financing activities	(1,175)	(4,122)
Net increase (decrease) in cash and cash equivalents	5,242	(1,151)
Cash and cash equivalents:
Beginning of period	58,122	58,484
End of period	$63,364	$57,333

	Nine Months Ended
	September 30, 2017	September 30, 2016
Supplemental disclosures of cash flow data:
Cash paid for interest	$2,588	$3,430
Cash paid for income taxes	113	86
Non-cash investing and financing activities:
Equipment obtained under capital lease	$7,482	$5,548
Equipment purchased and unpaid at period-end	22	13
See accompanying notes to condensed consolidated financial statements.

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts included in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, there were no significant changes to the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance was effective for the Company beginning in the first quarter of 2017. Accordingly, commencing in January 2017, the Company accounted for forfeitures as they occurred, rather than by estimating expected forfeitures. The net effect of this change was recognized as a $0.2 million reduction to accumulated deficit in the condensed consolidated financial statements. Upon adoption of the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning January 1, 2017 and prior periods have not been adjusted. As a result, the Company established a net operating loss deferred tax asset of $5.3 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $5.3 million was also established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Topic 606 is effective for the Company's annual and interim reporting periods beginning January 1, 2018 using either a retrospective or a cumulative effect transition method. The Company has developed an implementation plan to adopt this new guidance based on the cumulative effect transition method. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on procedures performed to date, the Company does not believe the adoption of Topic 606 will have a material impact on the timing of revenue, but the adoption will have a material impact on commission expense. The Company will continue to evaluate this assessment in 2017. The Company intends to adopt Topic 606 on January 1, 2018.
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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	September 30, 2017
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,060	$20,060	$—
Other Assets
Embedded conversion option held for investment	$946	$—	$946

	December 31, 2016
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,069	$20,069	$—
Other Assets
Embedded conversion option held for investment	$873	$—	$873

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3) (in thousands):

September 30, 2017
Beginning balance	$873
Total gains included in earnings	73
Ending balance	$946
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
During the nine months ended September 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2017.
3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash	$43,304	$38,053
Money market funds	20,060	20,069
Cash and cash equivalents	$63,364	$58,122

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts receivable	$16,096	$12,640
Unbilled trade accounts receivable, net of advance client deposits	1,152	1,253
Allowance for doubtful accounts	(17)	(12)
Accounts receivable, net	$17,231	$13,881
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses	$3,034	$2,199
Other current assets	1,775	809
Prepaid expenses and other current assets	$4,809	$3,008
Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer and network equipment	$44,517	$37,664
Computer software	6,383	5,133
Internal-use software development costs	500	475
Furniture and fixtures	1,223	1,130
Leasehold improvements	641	624
Property and equipment	53,264	45,026
Accumulated depreciation and amortization	(35,306)	(30,338)
Property and equipment, net	$17,958	$14,688
In accordance with our property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. A review of our existing estimates indicated that the actual lives of certain data center assets were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective July 1, 2017, we changed the estimated useful lives of certain data center assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets, which we previously depreciated for three years, have now been increased to a range of three to five years. This change in accounting estimate decreased depreciation expense by $0.8 million for the three and nine months ended September 30, 2017, increased both basic and diluted net income per share by $0.02 for the three months ended September 30, 2017, and decreased both basic and diluted net loss per share by $0.02 for the nine months ended September 30, 2017.
Depreciation and amortization expense associated with property and equipment was $1.8 million and $5.9 million for the three and nine months ended September 30, 2017, respectively, and $2.0 million and $5.9 million for the three and nine months ended September 30, 2016, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and was as follows (in thousands):

	September 30, 2017	December 31, 2016
Gross	$44,471	$35,504
Less: accumulated depreciation and amortization	(29,072)	(23,128)
Total	$15,399	$12,376

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation and benefits	$9,669	$7,456
Accrued expenses	2,298	2,148
Accrued and other current liabilities	$11,967	$9,604
4. Intangible Assets
The components of intangible assets were as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,390)	$1,070	$2,460	$(1,126)	$1,334
Customer relationships	520	(411)	109	520	(333)	187
Domain names	50	(39)	11	50	(32)	18
Non-compete agreements	140	(140)	—	140	(140)	—
Total	$3,170	$(1,980)	$1,190	$3,170	$(1,631)	$1,539
Amortization expense related to intangible assets was $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2017, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2017	$117
2018	442
2019	351
2020	280
Total	$1,190
5. Debt
2016 Loan and Security Agreement
On August 1, 2016, or the Effective Date, the Company entered into a loan and security agreement, or the 2016 Loan and Security Agreement, with the lenders party thereto and City National Bank, as agent for such lenders. The 2016 Loan and Security Agreement provides for a revolving line of credit, or the New Revolving Credit Facility, of up to $50.0 million and matures on August 1, 2019. On the Effective Date, the Company borrowed $32.6 million under the 2016 Loan and Security Agreement. The proceeds were used to extinguish existing indebtedness under all prior Loan and Security Agreements and for working capital and other general corporate purposes.
Loans under the 2016 Loan and Security Agreement bear a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if the Company's adjusted EBITDA is negative at the end of any fiscal quarter. The Company has agreed to pay a fee of 0.25% per annum on the unused portion of the New Revolving Credit Facility as well as an anniversary fee of $31,250 on each of the first and second anniversaries of the Effective Date. The Company is accreting the total estimation of unused fees and anniversary fees evenly over the full term of the 2016 Loan and Security Agreement. Under the terms of the 2016 Loan and Security Agreement, the outstanding balance cannot exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the SEC). As of September 30, 2017, the outstanding principal balance under the 2016 Loan and Security Agreement was $32.6 million, which is included in 'Revolving line of credit' in the condensed consolidated balance sheets. As of September 30, 2017, the amount available for additional borrowings was $17.4 million.
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
The obligations of the Company under the 2016 Loan and Security Agreement are guaranteed by the Company’s subsidiary, Five9 Acquisition. The Company’s obligations under the 2016 Loan and Security Agreement and Five9 Acquisition’s obligations under its guaranty are secured by a first priority perfected security interest in and lien on substantially all of the Company’s and Five9 Acquisition's assets. The 2016 Loan and Security Agreement contains certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. Under the 2016 Loan and Security Agreement, the Company is also prohibited from declaring dividends or making other distributions on capital stock. The Company was in compliance with these covenants as of September 30, 2017.
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
Promissory Note
In July 2013, the Company issued a promissory note to the Universal Service Administrative Company, or USAC, for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carried a fixed annual interest rate of 12.75% and was repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of December 31, 2016, approximately $0.1 million of this promissory note was outstanding and is included as notes payable in the accompanying condensed consolidated balance sheets. This promissory note was fully paid as of January 2017.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission, or FCC, Enforcement Bureau, in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from 'Accrued federal fees' to 'Notes payable.' The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of September 30, 2017 and December 31, 2016, the outstanding civil penalty payable was $0.5 million and $1.0 million, respectively, of which the net carrying value was $0.5 million and $0.9 million, respectively, and is included as 'Notes payable' in the accompanying condensed consolidated balance sheets.

As of September 30, 2017 and December 31, 2016, the Company’s outstanding debt is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Promissory note to USAC	$—	$120
FCC civil penalty	500	1,000
Total notes payable, gross	500	1,120
Less: discount	(18)	(79)
Total notes payable, net carrying value	482	1,041
Revolving line of credit	32,594	32,594
Interest accretion under 2016 line of credit	4	19
Total debt, net carrying value	$33,080	$33,654
Less: current portion of debt *	$(486)	$(742)
Total debt, less current portion **	$32,594	$32,912

* Included in ‘Notes payable’ in the condensed consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ and 'Revolving line of credit — less current portion' in the condensed consolidated balance sheets.
Maturities of the Company’s outstanding debt as of September 30, 2017 are as follows (in thousands):

Period	Amount to Mature
2017	$167
2018	333
2019	32,594
Total	$33,094
6. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2017 and December 31, 2016, the Company had 55,631,423 and 53,363,013 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2017 and December 31, 2016, the Company had no shares of preferred stock issued and outstanding.
Warrants
As of September 30, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 13,013 and 131,597 shares of common stock, respectively, with a weighted-average exercise price of $5.76 per share and $9.80 per share, respectively. The warrants outstanding as of September 30, 2017 will expire on October 18, 2023.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

September 30, 2017
Stock options outstanding	4,597
Restricted stock units outstanding	2,133
Shares available for future grant under 2014 Plan	7,526
Shares available for future issuance under ESPP	1,495
Common stock warrants outstanding	13
Total shares of common stock reserved	15,764
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
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2017 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	5,556	$5.23
Options granted (weighted average grant date fair value of $8.20 per share)	511	16.83
Options exercised	(1,336)	2.46
Options forfeited or expired	(134)	12.64
Outstanding as of September 30, 2017	4,597	$7.10	6.3	$77,235
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $23.90 per share as of September 30, 2017 for all in-the-money options outstanding.

Restricted Stock Units
A summary of the Company's restricted stock unit ("RSU") activity during the nine months ended September 30, 2017 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2016	2,019	$7.65
RSUs granted	1,022	17.31
RSUs vested and released	(745)	8.68
RSUs forfeited	(163)	10.92
Outstanding as of September 30, 2017	2,133	$11.62
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
One purchase event occurred during the nine months ended September 30, 2017 as follows: 141,222 shares were purchased on May 15, 2017 at a price of $12.75 per share under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of revenue	$599	$357	$1,608	$951
Research and development	797	547	2,235	1,510
Sales and marketing	1,084	626	3,236	1,604
General and administrative	1,240	989	3,624	2,862
Total stock-based compensation	$3,720	$2,519	$10,703	$6,927
As of September 30, 2017, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$6,461	$23,056	$181
Weighted-average amortization period	2.8 years	2.9 years	0.1 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.

The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three and nine months ended September 30, 2017 and 2016 were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected term (years)	6.1	6.1	6.2	6.0
Volatility	53%	48%	49%	48%
Risk-free interest rate	2.0%	1.2%	2.0%	1.5%
Dividend yield	—	—	—	—
7. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock units.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$924	$(3,890)	$(8,338)	$(12,269)
Weighted-average shares of common stock outstanding	55,310	52,708	54,579	52,078
Basic net income (loss) per share	$0.02	$(0.07)	$(0.15)	$(0.24)

Net income (loss)	$924	$(3,890)	$(8,338)	$(12,269)
Weighted-average shares of common stock outstanding	55,310	52,708	54,579	52,078
Effect of dilutive shares	4,131	—	—	—
Weighted average shares of common stock outstanding	59,441	52,708	54,579	52,078
Diluted net income (loss) per share	$0.02	$(0.07)	$(0.15)	$(0.24)
The following securities were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock options	471	5,626	4,597	5,626
Restricted stock units	29	2,096	2,133	2,096
Common stock warrants	—	132	13	132
Total	500	7,854	6,743	7,854
8. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2017 was approximately $43 thousand and $142 thousand, respectively. The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2016 was approximately $(2) thousand and $68 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.

For the three and nine months ended September 30, 2017 and 2016, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2017 and December 31, 2016. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2017, there were no material changes to the total amount of unrecognized tax benefits.
9. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, debt agreements (see Note 5), operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2016 are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and did not change materially during the nine months ended September 30, 2017 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases, and certain hosting and telecommunications agreements. As of September 30, 2017, the total minimum future payment commitments under these capital leases added during the nine months ended September 30, 2017 were approximately $7.5 million, of which $0.7 million is due during the remainder of 2017, with the remainder of $6.8 million due over approximately 35 months. The Company entered into various hosting and telecommunications agreements for terms of 11 to 36 months commencing on various dates in the first three quarters of 2017. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company's total minimum future payment commitments under these agreements are $4.3 million.
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
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company is required to pay assessments for periods prior to the Company’s registration. As of December 31, 2012, the total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million was disputed. The Company subsequently updated its filings and increased the liability related to 2008 through 2012 by $0.5 million, arriving at a new total of $3.9 million in disputed liability. In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The Company had fully paid the promissory note as of January 2017.
In January 2017, the FCC’s Wireline Competition Bureau ruled in the Company's favor with respect to most of the disputed amount. In September 2017, USAC issued a credit to the Company reflecting the FCC's ruling for the $3.1 million of the $3.9 million in disputed liability. In addition, USAC reversed the interest and penalties related to the disputed liability of $3.1 million. The remaining $0.8 million in dispute involves USAC’s assessment of liability for the period of 2003 through 2007, which was prior to the five year window during which the Company was required to maintain financial records for USF contribution purposes. The Company filed a Request for Review (a form of appeal) of this disputed amount with the FCC's Wireline Competition Bureau in 2013, which remains pending. If the Request for Review is not resolved in the Company’s favor, it is possible that the Company will be held to the back assessments of $0.8 million, which includes interest and penalties on that amount.
As of September 30, 2017, the accrued liability on the remaining disputed assessments, including interest and penalties for the period of 2003 through 2007, was $0.8 million offset by $0.7 million in other USF credits.
State and Local Taxes and Surcharges
In April 2012, the Company commenced collecting and remitting sales taxes on sales of subscription services in all the U.S. states in which it determined it was obligated to do so. During the first quarter of 2015, the Company conducted an updated sales tax review of the taxability of sales of its subscription services. As a result, the Company determined that it may be obligated to collect and remit sales taxes on such sales in four additional states. Based on its best estimate of the probable sales tax liability in those four states relating to its sales of subscription services during the period 2011 through 2014, during the three months ended March 31, 2015, the Company recorded a general and administrative expense of $0.6 million to accrue for such taxes.
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
During the three and nine months ended September 30, 2017, the Company made no payments for its contingent sales taxes on either usage-based fees or sales of subscription services. During the three and nine months ended September 30, 2016, the Company remitted $0.5 thousand and $0.1 million, respectively, for its contingent sales taxes on both usage-based fees and sales of subscription services. For the three and nine months ended September 30, 2017, the Company recognized a gain of $0.2 million and $0.5 million, respectively, as an offset to general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada. For the three and nine months ended September 30, 2016, the Company recognized a gain of $0.1 million and $0.3 million, respectively, as an offset to general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
As of September 30, 2017 and December 31, 2016, the Company had total accrued liabilities of $1.6 million and $2.1 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.5 million and $0.6 million, respectively, were included in current “Sales tax liability” on the condensed consolidated balance sheets, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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

Melcher Litigation
On September 28, 2016, a complaint was filed in the United States District Court for the Southern District of California against Five9, Inc., or Five9, as the successor in interest to Face It, Corp., or Face It, and Lance Fried, a former Five9 employee who was the former Chief Executive Officer of Face It. The action, captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, or the Melcher Litigation, was filed as a direct action by Carl Melcher, or Melcher, a purported former stockholder of Face It, and his related investment entity Melcher Family Limited Partnership, or MFLP.
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
On November 8, 2016, the court entered an order staying the lawsuit and ordered the parties to proceed to arbitration of the dispute before the American Arbitration Association, or AAA. On November 16, 2016, Melcher and MFLP submitted a Demand for Arbitration to AAA against Five9, asserting claims identical to those alleged in the lawsuit.
On March 31, 2017, Five9 reached a settlement with the plaintiffs that fully resolved the plaintiffs’ claims against Five9 and provided for mutual releases between the plaintiffs and Five9 in exchange for a one-time payment by Five9 to the plaintiffs of $1.7 million. As a result of the settlement, the AAA arbitration was concluded, and on July 10, 2017 the plaintiffs filed an amended complaint in the Melcher Litigation solely against Fried, removing Five9 as a defendant.
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleges that the Company’s local caller ID management service infringes United States Patent No. 8135122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz seeks damages in the form of lost profits as well as injunctive relief. The lawsuit is one of several lawsuits filed by NobelBiz against various companies including TCN Inc., LiveVox, Inc. and Global Connect LLC. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8565399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. On July 19, 2017, the Federal Circuit Court of Appeal issued a ruling confirming the claim construction in Five9’s lawsuit and resolving the appeal in favor of Global Connect and TCN and against NobelBiz. Subsequently, the district court set a new schedule for the litigation in light of this ruling with motions for summary judgment set to occur in 2018.
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

Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, no demands have been made upon the Company to provide indemnification under such agreements and there are no claims that it is aware of that could have a material effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows. On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the Melcher Litigation. See "Legal Matters" above. As of May 31, 2017, the Company had advanced Mr. Fried $62 thousand in connection with this claim; however, the Company disputes that Mr. Fried is entitled to advancement in connection with the Melcher Litigation. On July 31, 2017, Mr. Fried filed a complaint against the Company in the Court of Chancery for the State of Delaware, in which he alleges that the Company breached advancement obligations to him. In the lawsuit, Mr. Fried seeks advancement of his legal fees and expenses in connection with the defense of the Melcher Litigation, payment of his legal fees and expenses incurred in connection with his advancement action, and interest. The Company believes the action is without merit and is defending it vigorously. Regardless of the outcome of Mr. Fried’s advancement lawsuit against the Company, Mr. Fried is required to reimburse the Company for any amounts advanced to him if it is ultimately determined that Mr. Fried is not entitled to indemnification in connection with the Melcher Litigation. In addition, the Company believes that it has indemnification rights against the former stockholders of Face It (including Mr. Fried) for all losses that are incurred by the Company in connection with the Melcher Litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against the Company.
10. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods presented (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	$46,897	$38,251	$136,085	$109,948
International	3,184	2,731	8,737	7,935
Total revenue	$50,081	$40,982	$144,822	$117,883
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	September 30, 2017	December 31, 2016
United States	$16,585	$13,025
International	1,373	1,663
Property and equipment, net	$17,958	$14,688

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize both inbound and outbound interactions. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and nine months ended September 30, 2017, subscription and related usage fees accounted for 93% and 94% of our revenue. For the three and nine months ended September 30, 2016, subscription and related usage fees accounted for 96% and 95% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $50.1 million and $144.8 million for the three and nine months ended September 30, 2017 from $41.0 million and $117.9 million for the three and nine months ended September 30, 2016. Revenue growth has primarily been driven by our larger clients. For each of the three and nine months ended September 30, 2017 and 2016, no single client accounted for more than 10% of our total revenue. As of September 30, 2017, we had over 2,000 clients across multiple industries. Our clients' subscriptions generally range in size from fewer than

10 agent seats to approximately 1,000 agent seats. We had net income of $0.9 million and net loss of $8.3 million in the three and nine months ended September 30, 2017, compared to net loss of $3.9 million and $12.3 million for each of the three and nine months ended September 30, 2016.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	September 30, 2017	September 30, 2016
Annual Dollar-Based Retention Rate	98%	100%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss). We calculate adjusted EBITDA as net income (loss) before (1) depreciation and amortization, (2) stock-based compensation, (3) interest income, expense and other, (4) provision for income taxes, and (5) other unusual items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation from net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$924	$(3,890)	$(8,338)	$(12,269)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,881	2,140	6,246	6,302
Stock-based compensation (2)	3,720	2,519	10,703	6,927
Extinguishment of debt	—	1,026	—	1,026
Interest expense	865	961	2,635	3,357
Interest income and other	(118)	(12)	(326)	66
Legal settlement (3)	—	—	1,700	—
Legal and indemnification fees related to settlement (3)	—	—	135	—
Reversal of interest and penalties on accrued federal fees (4)	(2,133)	—	(2,133)	—
Provision for (benefit from) income taxes	43	(2)	142	68
Adjusted EBITDA	$5,182	$2,742	$10,764	$5,477

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of revenue	$1,397	$1,668	$4,689	$4,964
Research and development	182	204	625	513
Sales and marketing	30	56	90	163
General and administrative	272	212	842	662
Total depreciation and amortization	$1,881	$2,140	$6,246	$6,302
(2) See Note 6 of the notes to condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Represents settlement amount, legal and indemnification fees related to the settlement of the Melcher litigation. See Note 9 of the notes to condensed consolidated financial statements.

(4)
Represents the reversal of accrued interest and penalties related to the Universal Services Fund ("USF") liability following a favorable ruling from the FCC's Wireline Competition Bureau. See Note 9 of the notes to condensed consolidated financial statements for additional information.

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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases. We expect interest expense for our outstanding debt to decrease due to a lower interest rate for our New Revolving Credit Facility compared to the 2014 Loan and Security Agreement and the 2013 Loan and Security Agreement (see Note 5 of the notes to condensed consolidated financial statements). We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States.
Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	100%	100%	100%	100%
Cost of revenue	41%	43%	42%	43%
Gross profit	59%	57%	58%	57%
Operating expenses:
Research and development	13%	15%	14%	15%
Sales and marketing	33%	32%	34%	32%
General and administrative	10%	15%	14%	17%
Total operating expenses	56%	62%	62%	64%
Income (loss) from operations	3%	(5)%	(4)%	(7)%
Other income (expense), net:
Extinguishment of debt	—%	(3)%	—%	(1)%
Interest expense	(2)%	(2)%	(2)%	(3)%
Interest income and other	1%	1%	—%	1%
Total other income (expense), net	(1)%	(4)%	(2)%	(3)%
Income (loss) before income taxes	2%	(9)%	(6)%	(10)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss)	2%	(9)%	(6)%	(10)%
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Revenue	$50,081	$40,982	$9,099	22%	$144,822	$117,883	$26,939	23%
The increase in revenue for the three and nine months ended September 30, 2017 compared to the same periods of 2016 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$20,497	$17,790	$2,707	15%	$60,741	$51,164	$9,577	19%
% of Revenue	41%	43%			42%	43%
The increase in cost of revenue for the three and nine months ended September 30, 2017 compared to the same periods of 2016 was primarily due to a $1.6 million and a $4.7 million increase in cash-based personnel costs driven by increased headcount, a $0.7 million and a $1.6 million increase in third party hosted software costs due to increased client activities, and a $0.4 million and a $1.1 million increase in facility-related costs. For the nine months ended September 30, 2017 compared to the same period of 2016, the increase was also driven by a $1.4 million increase in data center costs, USF contributions and other federal telecommunication service fees primarily due to increased client usage.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$29,584	$23,192	$6,392	28%	$84,081	$66,719	$17,362	26%
% of Revenue	59%	57%			58%	57%
The increase in gross profit for the three and nine months ended September 30, 2017 compared to the same periods of 2016 was primarily due to increases in subscription and usage revenues. The increase in gross margin for the three and nine months ended September 30, 2017 compared to the same period of 2016 was primarily due to economies of scale for subscriptions and to improved efficiency in usage.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Research and development	$6,689	$6,041	$648	11%	$20,372	$17,642	$2,730	15%
% of Revenue	13%	15%			14%	15%
The increase in research and development expenses for the three and nine months ended September 30, 2017 compared to the same periods of 2016 was primarily due to a $0.5 million and a $1.5 million increase in cash-based personnel-related costs resulting from increased headcount, and a $0.3 million and a $0.7 million increase in stock-based compensation costs. For the three months ended September 30, 2017 compared to the same period of 2016, the increase was partially offset by a $0.1 million decrease in consulting costs. For the nine months ended September 30, 2017 compared to the same period of 2016, the increase was also driven by a $0.3 million increase in facilities and allocated overhead costs.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$16,502	$12,925	$3,577	28%	$49,212	$38,268	$10,944	29%
% of Revenue	33%	32%			34%	32%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2017 compared to the same periods of 2016 was primarily due to a $1.0 million and a $4.0 million increase in cash-based personnel-related costs driven by increased headcount, a $1.1 million and a $2.8 million increase in commissions paid to sales personnel driven by the growth in sales and bookings of our solution, a $0.5 million and a $1.6 million increase in stock-based compensation costs, a $0.3 million and a $0.9 million increase in discretionary and other marketing-related expenses, and $0.2 million and a $0.7 million increase in business travel and related expenses. These increases, as well as the remainder of the increase, were primarily due to the execution of our growth strategy to acquire new clients, to increase the number of agent seats within our existing client base, and to establish brand awareness.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$4,679	$6,143	$(1,464)	(24)%	$20,384	$18,561	$1,823	10%
% of Revenue	10%	15%			14%	17%
The decrease in general and administrative expenses for the three months ended September 30, 2017 compared to the same period of 2016 was primarily due to a $2.1 million reversal of interest and penalties on the accrued federal fees following a favorable ruling from the FCC's Wireline Competition Bureau. See Note 9 of the notes to condensed consolidated financial statements for more information. The decrease was offset in part by a $0.4 million increase in cash-based personnel-related costs driven by increased headcount and a $0.3 million increase in stock-based compensation costs.
The increase in general and administrative expenses for the nine months ended September 30, 2017 compared to the same period of 2016 was primarily due to a $1.8 million settlement and legal costs incurred in the first quarter of 2017, a $2.0 million increase in cash-based personnel-related costs driven by increased headcount, and a $0.8 million increase in stock-based compensation costs. The increase was offset partially by a $1.0 million decrease in facility-related cost and a $2.1 million reversal of interest and penalties on the accrued federal fees following a favorable ruling from the FCC's Wireline Competition Bureau. See Note 9 of the notes to condensed consolidated financial statements for more information.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change

	(in thousands, except percentages)
Extinguishment of debt	$—	$(1,026)	$1,026	100%	$—	$(1,026)	$1,026	100%
Interest expense	(865)	(961)	96	10%	(2,635)	(3,357)	722	22%
Interest income and other	118	12	106	883%	326	(66)	392	594%
Total other expense, net	$(747)	$(1,975)	$1,228	62%	$(2,309)	$(4,449)	$2,140	48%
% of Revenue	(1)%	(4)%			(2)%	(3)%

The decrease in other income (expense), net for the three and nine months ended September 30, 2017 compared to the same period of 2016 was primarily due to a $1.0 million loss on the refinancing of debt recorded in the third quarter of 2016 in connection with the repayment of amounts due under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. See Note 5 of the notes to condensed consolidated financial statements for more information. The decrease was also due to lower interest expense from lower interest rates under the 2016 Loan and Security Agreement, partially offset by the non-cash adjustment on investment of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of September 30, 2017, we had cash and cash equivalents totaling $63.4 million.
As of September 30, 2017, we had a total of $32.6 million outstanding under the New Revolving Credit Facility governed by our 2016 Loan and Security Agreement. On August 1, 2016, we entered into the 2016 Loan and Security Agreement with two lenders for the New Revolving Credit Facility of up to $50.0 million. The New Revolving Credit Facility matures on August 1, 2019. Under the terms of the New Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as described above under the heading "Annual Dollar-Based Retention Rate"). The New Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. Upon the effectiveness of the 2016 Loan and Security Agreement, we immediately drew down $32.6 million and terminated the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement by repaying the aggregate outstanding principal, accrued interest and prepayment penalty balances thereunder of $32.4 million along with $0.2 million in administrative fees. As of September 30, 2017, the amount available for additional borrowings was $17.4 million.
In addition, as of September 30, 2017, we had a $0.5 million FCC civil penalty payable to the U.S. Treasury. See Note 5 of the notes to condensed consolidated financial statements for more information.
We believe our existing cash and cash equivalents and the amount available for borrowing under our New Revolving Credit Facility (or any refinancing of the facility) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed
If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional funds through the incurrence of additional indebtedness, we will be subject to increased debt service obligations and could also be subject to new or additional restrictive covenants and other operating restrictions that could harm our ability to conduct our business.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Net cash provided by operating activities	$8,226	$4,004	$4,222	105%
Net cash used in investing activities	(1,809)	(1,033)	(776)	(75)%
Net cash used in financing activities	(1,175)	(4,122)	2,947	71%
Net increase (decrease) in cash and cash equivalents	$5,242	$(1,151)	$6,393	555%
Cash Flows from Operating Activities
Cash provided by or used in operating activities is primarily influenced by our personnel-related expenditures, data center and telecommunications carrier costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of client payments. If we continue to improve our financial results, we expect net cash provided by operating activities to increase. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly.
During the nine months ended September 30, 2017, net cash provided by operating activities was $8.2 million compared to $4.0 million for the same period of 2016. The increase in net cash provided by operating activities was due to a $4.0 million favorable impact from a decrease in net loss after adjusting for non-cash expenses and a $0.2 million favorable change in net cash flows from operating assets and liabilities. Cash outflows during the nine months ended September 30, 2017 included a payment of $1.8 million settlement, legal and indemnification fees related to the Melcher litigation. See Note 9 of the notes to consolidated financial statements for more information
During the nine months ended September 30, 2017, cash inflows from changes in operating assets and liabilities was $1.9 million compared to $1.7 million for the same period of 2016, resulted in an overall improvement of $0.2 million. This improvement was primarily due to a favorable change of $1.2 million in deferred revenue mainly attributable to increased billings and $0.4 million in accounts payable related to timing of payments, offset by an unfavorable change of $1.0 million in accounts receivable due to increased sales, and $1.0 million in accrued and other current liabilities primarily driven by an increased accrued cash-based personnel-related costs resulted from increased headcount.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2017 and 2016 was primarily for the purchase of property and equipment. Our most significant capital expenditures have been investments in our software and equipment for our data centers. We expect such capital investment will continue in the future.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2017 compared to $4.1 million for the same period in 2016. The decrease was primarily due to the $36.9 million repayments on notes payable and revolving line of credit as part of our cancellation of the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement, offset by $32.6 million in drawdown under our New Revolving Credit Facility, during the nine months ended September 30, 2016. The decrease in net cash used in financing activities was also attributed to a $0.8 million decrease in cash received from stock option exercises, offset by an increase of $1.0 million proceeds from the sale of common stock under our employee stock purchase plan, during the nine months ended September 30, 2017.
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

We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, our critical accounting policies did not materially change. Please see Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
As of September 30, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under debt, capital leases to finance data centers and other computer and networking equipment, debt agreements (see Note 5), operating leases for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and did not change during the nine months ended September 30, 2017 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases. As of September 30, 2017, the total minimum future payment commitments under these capital leases added during the nine months ended September 30, 2017 were approximately $7.5 million, of which $0.7 million is due during the remainder of 2017, with the remainder of $6.8 million due over approximately 35 months. The Company entered into various hosting and telecommunications agreements for terms of 11 to 36 months commencing on various dates in the first three quarters of 2017. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company's total minimum future payment commitments under these agreements are $4.3 million.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to market risk has not changed materially since December 31, 2016.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.
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
To increase our revenue, we must add new clients, add additional agent seats and sell additional functionality to existing clients, and encourage existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or sell additional services to existing clients based on pricing, cost of ownership, technology and functionality could be harmed. As a result, our existing clients may not renew our agreements or may decrease the number of agent seats, and we may be unable to attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth.
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
For the three months ended September 30, 2017, our revenue was $50.1 million, which increased by $9.1 million, or 22%, from $41.0 million for the same period of 2016. For the nine months ended September 30, 2017, our revenue was $144.8 million, which increased by $26.9 million, or 23%, from $117.9 million for the same period of 2016. For the years ended December 31, 2016, 2015 and 2014, our revenue was $162.1 million, $128.9 million, and $103.1 million, respectively, representing year-over-year growth of 26% and 25%, respectively. In the future, as our revenue increases, our quarterly or annual revenue growth rate may decline. We believe revenue growth will depend on a number of factors, including our ability to:

•	compete with other vendors of cloud-based enterprise contact center systems to capture market share, including from providers of legacy on-premise systems;

•	increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced solutions;

•	introduce our solution to new markets outside of the United States and increase global awareness of our brand; and

•	selectively pursue acquisitions.
If we are not successful in achieving these objectives, our ability to grow our revenue may be negatively impacted. In addition, we plan to continue to invest in future growth, including expending substantial financial and other resources on:

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
Moreover, we continue to expand our headcount and operations. We grew from 692 employees as of December 31, 2015 to 840 employees as of September 30, 2017. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We need to continue to expand and optimize our sales infrastructure in order to grow our client base and business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if our efforts, and the expense incurred, to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, unauthorized use of our systems, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information, leading to litigation, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause clients to lose confidence in our solution. In April 2017, we were notified that third parties were suspected of having unlawfully acquired some of our clients’ information. We conducted an investigation, believe this acquisition was the result of a vulnerability that has now been remediated, and notified clients we determined may have been impacted. Expenses incurred to date related to this incident have not been material.
While we have security measures in place to protect client information and minimize the probability of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Moreover, any failure on the part of third parties, including our clients, to maintain appropriate security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could have a material and adverse effect on our business, reputation or financial results.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats, including to zero, or termination of their contracts. Subscriptions and related usage by our existing clients may decrease if:

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
We leverage strategic relationships with third parties, such as customer relationship management, or CRM, providers, Workforce Optimization, or WFO, providers, other technology providers, system integrators, and telephony providers. For example, our CRM and system integrator relationships provide significant lead generation for new client opportunities. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, a significant percentage of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. For example, many of our clients initially deploy our solution to support only a portion of their contact center agents. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations if and when these clients increase the number of agent seats and the number of components of our solution over time.
We rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could subject us to claims for credits or damages, among other things.
We rely on third-party telecommunication service providers to provide our clients and their customers with telecommunication services. These telephony services include the public switched telephone network, or PSTN, telephone numbers, call termination and origination services, and local number portability for our clients. In addition, we depend on our internet bandwidth suppliers to provide uninterrupted and error-free service through their telecommunications networks. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide. If any of these service providers fail to provide reliable services, suffer outages, or terminate or increase the cost of the services that we and our clients depend on, we may be required to switch to another service provider. Delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our client relationships, business, financial condition and operating results.
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
We have incurred significant losses in each period since our inception in 2001, with the exceptions of the three months ended December 31, 2016 and September 30, 2017. We incurred net income of $0.9 million and net loss of $8.3 million in the three and nine months ended September 30, 2017, respectively, and a net loss of $11.9 million in the year ended December 31, 2016. As of September 30, 2017, we had an accumulated deficit of $174.8 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, we cannot assure that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.

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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the West Coast of the United States (where our corporate headquarters and one of our data centers are located), hurricane, tropical storm or severe weather in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
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

•
compliance with laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions and regulatory or contractual limitations on our ability to sell our solution in certain foreign markets, and the risks and costs of non-compliance;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions or taxes on the transfer of funds;

•	adverse tax consequences; and

•	unstable economic and political conditions.
 These risks could harm our international operations, increase our operating costs and hinder our ability to grow our international business and, consequently, our overall business and results of operations. In addition, if the political and military situation in Russia and the Ukraine, or the relationship between Russia and the United States, significantly worsens, or if either Russia or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our software development operations in Russia, our costs could increase, and our product development efforts, business and results of operations could be significantly harmed.
In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could harm our business. In many countries outside the United States it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or international regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or prohibitions on selling our solution, any of which could harm our business.

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
We have a substantial amount of debt. As of September 30, 2017, we had approximately $32.6 million in principal amount outstanding under our New Revolving Credit Facility entered into on August 1, 2016 and a $0.5 million FCC civil penalty payable to the U.S. Treasury. See Note 5 of the notes to condensed consolidated financial statements.

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
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In general, worldwide economic conditions remain unstable. In addition to the United States and Canada, we plan to market and sell our solution in Europe, Asia and other international markets. If economic conditions, including currency exchange rates, in these areas and other key potential markets for our solution continue to remain uncertain or deteriorate, clients may delay or reduce their contact center and overall information technology spending. If our clients experience economic hardship, this could reduce the demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. However, our independent registered public accounting firm has not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 to date as we have been an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012, or The JOBS Act. Our independent registered public accounting firm will be required to provide this attestation beginning with our annual report for the fiscal year ending December 31, 2017, which has and will continue to increase cost and expense.
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
We will be an “emerging growth company” as defined in the JOBS Act only until the end of this fiscal year. During this period, we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies. Beginning at the end of this fiscal year, we will no longer be an emerging growth company, and compliance with these additional laws, rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.

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
For example, we recognize revenue in accordance with ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (formerly known as EITF 08-01). In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The Company will adopt this new standard on January 1, 2018 using a modified retrospective approach. As a result of future interpretations or applications of existing and new accounting standards, including ASU 2014-09 and ASU 2009-13, the timing of our revenue and commission expense recognition will change, which will cause fluctuations in our operating results. See Note 1 of the notes to condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements. Additionally, any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Our success and ability to compete depend in part upon our intellectual property. As of September 30, 2017, our intellectual property portfolio included seven registered U.S. trademarks, 10 issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of September 30, 2017, we also had two issued patents, six pending patent applications and 11 limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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

From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc., or NobelBiz, filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8135122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8565399, which is a continuation in the same family as the prior patent and addresses the same technology. NobelBiz seeks damages in the form of lost profits as well as injunctive relief. See Note 9 of the notes to condensed consolidated financial statements under the heading “Legal Matters." If NobelBiz is successful in its request for injunctive relief, we will have to stop providing the accused technology, enter into a license agreement with NobelBiz for the technology or modify our technology, any of which could harm our business. There can be no assurance that we (i) will prevail in this action, (ii) can develop non-infringing technology that is accepted in the market if we are enjoined from using the accused technology or (iii) will be able to negotiate favorable licensing terms with NobelBiz. There can also be no assurance that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us.
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
We have accrued a contingent liability of $1.6 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 9 of the notes to condensed consolidated financial statements.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by us for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million was disputed. We subsequently updated our filings and increased the liability related to 2008 through 2012 by $0.5 million, arriving at a new total of $3.9 million in disputed liability. As of September 30, 2017, we had fully paid the promissory note issued to USAC for the undisputed portion. In January 2017, the FCC ruled in our favor with respect to most of the disputed amount. In September 2017, USAC issued a credit to us reflecting the FCC's ruling for the $3.1 million of the $3.9 million in disputed liability. In addition, USAC reversed the interest and penalties related to the disputed liability of $3.1 million. The remaining $0.8 million in dispute involves USAC’s assessment of liability for the period of 2003 through 2007, which was prior to the five year window during which we were required to maintain financial records for USF contribution purposes. In 2013, we filed a Request for Review (a form of appeal) of this disputed amount with the FCC, which remains pending. If the Request for Review is not resolved in our favor, it is possible that we will be held to the back assessments of $0.8 million, which includes interest and penalties on that amount.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty, of which $0.5 million in principal remained outstanding as of September 30, 2017. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 9 of the notes to condensed consolidated financial statements.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the nine months ended

September 30, 2017, the sale price per share of our common stock ranged from a low of $14.00 to a high of $24.80. Factors that may contribute to continuing volatility in the price of our common stock include:

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

Five9, Inc.

Date:	November 8, 2017	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer and President
(Duly Authorized Officer)

Date:	November 8, 2017	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)