Form 10-K
period 2017-12-31
Five9, Inc.
filed 2018-03-01
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☒ No: ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒   No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes: ☒   No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,040.5 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2018, there were 56,734,715 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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

•
we rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software, any increase in the cost thereof, reduction in efficacy or any failure by these service providers to provide reliable services could cause us to lose customers, increase our customers’ cost of using our solution and subject us to, among other things, claims for credits or damages;

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
Based on our current product offering and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $24 billion annually worldwide. Gartner estimated that there are approximately 15.8 million contact center agents worldwide. Furthermore, we believe cloud penetration of the contact center market in North America is between 10% to 15%. We believe adoption of cloud contact center software solutions is increasing rapidly as a result of several distinct trends. The increasing adoption of cloud computing, especially within customer relationship management, or CRM, is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their contact center systems every 8 to 10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise. On-premise systems require large up-front investments, long deployment cycles and are burdensome to maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. This creates substantial challenges for clients with on-premise contact center systems to implement new features or upgrades, or to integrate with adjacent cloud solutions. As a result, cloud contact center software solutions are replacing legacy on-premise contact center systems.
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
We have achieved significant growth in recent periods. For the years ended December 31, 2017, 2016 and 2015, our revenues were $200.2 million, $162.1 million and $128.9 million, respectively, representing year-over-year growth of 24% and 26%, respectively. We incurred net losses of $9.0 million, $11.9 million and $25.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, as a result of increased investment in our growth. As of December 31, 2017, 2016 and 2015, our total assets were $128.2 million, $105.2 million and $99.2 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 98% as of December 31, 2017, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
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

Our Opportunity
Based on our current product offerings and historical average annual recurring revenue per seat, we believe that the market for our solution is approximately $24 billion annually worldwide. Gartner estimated that there are approximately 15.8 million contact center agents worldwide. Furthermore, we believe cloud penetration of the contact center market in North America is between 10% to 15%. We believe the market for contact center solutions is undergoing a significant shift to the cloud driven primarily by:

•	Adoption of cloud CRM solutions

•	Sophistication of cloud contact center software solutions

•	Technology refresh of on-premise contact center systems

•	Simplicity of the cloud vs. complexity of legacy on-premise
Adoption of cloud CRM solutions has grown as organizations seek to enhance their sales strategies, increase business agility and reduce costs. CRM solutions typically integrate deeply with contact center solutions to provide agents with real-time access to customer information. The shift to cloud CRM and ease of integration are creating significant demand for integrated cloud contact center software solutions. As the market opportunity has expanded, cloud contact center software solutions have evolved to meet the requirements of large, complex enterprise contact centers. We believe organizations have typically refreshed their on-premise contact center systems every 8 to 10 years. Given the prevalence of cloud CRM and the capabilities of cloud-based contact centers, cloud solutions are increasingly considered as a replacement alternative to legacy on-premise contact center systems during these refresh decisions.
Our Solution
We deliver a comprehensive, end to end cloud software solution for contact centers. Our solution enables organizations of all sizes to enhance the customer experience through omnichannel engagement, improve customer service, increase sales performance and improve the efficiency and cost of their operations. Our solution is designed to enable customers to seamlessly engage through voice, video, website, mobile, chat, email, click-to-call, callback, social and messaging. Our agent interface, built on HTML5, is an intuitive browser-based design providing easy visualization of customer profile, context and cross channel history. Our Freedom platform provides a modern micro services-based open enterprise architecture built with representational state transfer, or REST, API’s and powerful software development kits, or SDKs, enabling customers, partners and developers to deliver powerful solutions that bridge the context gap between their unique systems. We provide high voice quality with our Agent Connect service and our call-by-call carrier optimization routing. Our web analytics capabilities enable businesses to see what visitors are doing live on their website, in a mobile application, or in interactions with their agents. It provides customer journey analytics and lifetime journey mapping with full insight across all channels and enables enterprises to address online presence for both buying and customer care use cases. Combined with our robust natural language processing, or NLP, which can determine sentiment and reasons for contact and our next best actions engine for real-time recommendations, enterprises are able to transform their customer’s experience from reactive interactions into trusted, proactive engagements, or proactive analytics. Our complete end-to-end capabilities include computer-telephony integration, or CTI, interactive voice response, or IVR, visual IVR, automatic contact distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktop, dialer, mobile applications for contact center and customer, pre-built CRM integrations, quality management, speech and desktop analytics, customer surveys and workforce management.
Our cloud contact center solution provides the following key elements:

•
Rapid implementation, seamless updates and pre-built integrations. Our solution is designed to be deployed quickly and seamlessly with minimal disruption to a client’s operations. The pre-built integrations with leading CRM and other enterprise applications reduce the complexity and burden-of-effort of integrating with the client’s business applications. The solution is designed to be seamlessly updated so that clients are always on the latest version of the software, while maintaining their existing configurations, ensuring minimal disruption to the client’s contact center operations.

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

Our solution provides the following key benefits to clients:

•
Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple contact channels, including voice, chat, email, web, social media and mobile. Our solution gives agents the ability to switch between media channels through an easy-to-use, unified interface that provides agents with all the relevant content and tools needed to complete the task at hand.

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

•
Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations leverages a proven lifecycle approach including detailed discovery, design, testing, training and optimization. This not only accelerates agent activation, but also targets desired business outcomes. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: salesforce.com, Inc., or Salesforce, Oracle Corporation, or Oracle, Zendesk, Inc., or Zendesk, Microsoft Corporation, or Microsoft, ServiceNow, Inc., or ServiceNow, and others. Once operational, we offer a high touch Premium Support service where we assign a Technical Account Manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. As a result, our clients’ contact centers become fully operational faster and they recognize time to value more quickly than with legacy on-premise contact center systems.

•
Reliable, secure, compliant and scalable platform. Our platform delivers what we believe is industry leading reliability; cybersecurity using a defense-in-depth approach; legal and regulatory compliance features designed to assist our clients in complying with applicable laws, regulations and industry standards including Telephone Consumer Protection Act, or TCPA, Customer Proprietary Network Information, or CPNI, Health Insurance Portability and Accountability Act of 1996, Communications Assistance for Law Enforcement Act, or CALEA, Gramm-Leach-Bliley Act, EU’s General Data Protection Regulation, or GDPR, Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and analogous provincial laws, and Payment Card Industry Data Security Standard, or PCI DSS, and is scalable to accommodate the requirements of larger clients.

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

•
Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Salesforce, Oracle, Zendesk, Microsoft and ServiceNow; WFO vendors such as Calabrio, Verint and CSI; unified communications vendors such as Microsoft Teams (formerly Skype for Business) and Cisco; system integrators such as Accenture PLC, Deloitte Consulting LLP and PwC LLP; master agents and resellers; cloud private branch exchange, or PBX, phone systems vendors; independent software vendors; and telephony providers such as AT&T Inc., Verizon Communications Inc. and CenturyLink Communications, LLC. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.

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

Our Growth Strategy
Our objective is to strengthen our position as a leader in cloud contact center software. To accomplish this goal, we are pursuing the following growth strategies:

•
Capture increased market share. We believe that the adoption of cloud contact center software solutions is increasingly driven by mainstream adoption of cloud computing, especially within CRM, as well as the increasing capabilities of these solutions. With organizations refreshing their contact center systems every 8 to 10 years, cloud solutions have an opportunity to replace legacy on-premise contact center systems at the time a replacement decision is made. We believe there is a substantial opportunity for us to win new clients and increase our market share given the strength and client benefits of our cloud solution. We intend to continue to invest aggressively in our sales force and marketing capabilities to win new clients.

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

•
Further develop our partner ecosystem. We have established strong partner relationships with organizations in the contact center ecosystem to further enhance the value of our VCC cloud platform. We intend to continue to cultivate new relationships with additional CRM, WFO and unified communications partners as well as system integrators, master agents, resellers, PBX providers, phone systems vendors, independent software vendors and telephony providers to enhance the value of our solution and drive sales.

•
Expand internationally. To date, our primary focus has been on the U.S. market, which represented 94%, 93% and 93% of our revenue in 2017, 2016 and 2015, respectively, based on bill to addresses. We believe there is a significant opportunity for our cloud solution to disrupt incumbent legacy on-premise contact center systems internationally. We plan to increase our sales capabilities internationally by expanding our direct sales force and working with channel partners to target these markets and grow our international client base. We have co-location data center facilities in Europe to provide clients in certain countries of the European Union, or EU, with regional access to our cloud contact center solution to better serve local needs.

•
Selectively pursue acquisitions. In addition to organically developing and strengthening our solution, we intend to selectively explore acquisition opportunities of companies and technologies to expand the functionality of our solution, provide access to new clients or markets, or both.

Our Virtual Contact Center Cloud Platform and Applications
Our cloud contact center software solution consists of our highly scalable VCC cloud platform that delivers a comprehensive suite of easy-to-use, secure applications to cover the breadth of contact center-related customer service, sales and marketing functions. Our VCC cloud platform acts as the hub for omnichannel engagement between our clients and their customers. This enables clients to fully manage the end-to-end customer experience in a single unified architecture. Our solution enables our clients to manage customer interactions across multiple channels including voice, chat, email, web, video, social media and mobile and connects them to the most appropriate agent. Whether the resource is an internal contact center agent, an outsourcer, an agent working from home, a knowledge worker, or self-service, our solution enables our clients to deliver a highly effective customer experience.
Our solution is built using a multi-tenant architecture and delivered in the cloud. The following diagram illustrates our VCC cloud platform and comprehensive suite of applications used by agents, supervisors and administrators. In addition, we provide a robust set of management applications including workforce management, reporting, quality management and supervisor tools.

Inbound Contact Center: With our VCC cloud platform, organizations of all sizes have everything they need to handle their inbound customer engagement. This includes the ability to take voice calls, respond to chat and email, and engage with a wide range of social media sources. Our platform includes a full-featured IVR system that allows our clients to provide a self-service capability and to automatically determine the customer intent and identify the type of resource to best handle the customer inquiry. At the center of our VCC cloud platform is the ACD module which provides intelligent routing of customer interactions. This enables clients to classify and prioritize customer interactions and ensure that the interactions are delivered to the most appropriate resource to provide the best customer experience and maximize business results.
Through CTI capabilities, out-of-the-box integrations with CRM solutions (such as Salesforce, Oracle, Zendesk, Microsoft and ServiceNow), and easy to use open APIs, clients can provide a personalized customer experience by prioritizing important customers and delivering customer information to the agent handling the interaction. This promotes quick first contact resolution, which is a key factor in delivering a superior customer experience.
Outbound Contact Center: Our Outbound Contact Center application enables our clients to improve the efficiency and productivity of outbound contact center agents. We provide a complete solution for outbound sales and marketing campaigns, including multiple automated dialing options, so our clients can find the right match for their needs and environment, whether outbound business-to-consumer, or B2C, business-to-business, B2B, or 1:1 proactive customer care. We provide a variety of outbound dialer modes, including a patented predictive dialer capability. The predictive dialer greatly enhances the productivity of agents and sales representatives by increasing productive talk time and minimizing idle time spent listening to voice mail and busy signals. These dialer solutions allow our clients to choose the automation capabilities that best align with their contact center environment and objectives, including lead prospecting, qualifying, nurturing and converting. We also provide campaign management tools such as list management, sophisticated dialer rules and agent scripting. In addition, we provide a manual touch mode option that provides tools to outbound clients to comply with the TCPA regulations.
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
Omnichannel Applications Powered by Five9: Our multichannel applications are powered by a unique set of technologies. These technologies include an advanced Natural Language Processing, or NLP, engine to filter and categorize interactions, eliminate spam and determine sentiment. Based on a client’s unique set of business policies and needs, our solution provides simpler, smarter, and more productive omnichannel engagement by offering agents Sentiment Analysis, Clustering, Trending Topics, and Relevance. In addition, Five9 powers agent assistance tools to help agents resolve issues quickly.
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

•
Five9 Web Engagement - Sophisticated analytics with machine learning identify user patterns on websites, match persona and outcome probabilities and trigger proactive engagement actions. This enables contact centers to proactively identify when online customers may require assistance to complete a purchase, solve a problem, answer a question or any other online interaction. Given that today the majority of contact center interactions originate on the web, Five9 Web Engagement including chat capability enables contact centers to move beyond simple interactions to true personalized engagement.

Management Applications: Our integrated portfolio of management applications is built and delivered on our highly scalable and flexible VCC cloud platform. Our solution provides real-time supervisor tools to monitor and manage the performance of agents and call flows. We also provide a suite of configurable management reports to enable clients to manage the end-to-end performance of their contact center operations. For clients with high-end Workforce Optimization, or WFO, needs, our solution can provide fully integrated workforce and quality management applications through our strategic relationships with Calabrio, Verint and CSI. Our solution has native recording capabilities for contact centers that need to record their interactions.
Our clients can access our VCC cloud platform in five different ways:

•
Agent Desktop: Serves as the unified environment for contact center agents. Agents are provided with one easy-to-use desktop that is designed to allow agents to seamlessly conduct omnichannel interactions. Our universal transaction model adjusts to the needs of the interaction, including voice, chat, email, web, social media or mobile, yet feels familiar to the agent, making training simple. Automated call scripting and real-time customer data, such as purchase and interaction history, is delivered to empower agents with the information they need to deliver a superior customer experience.

•
CRM Integrations: For clients who prefer to have their agents or sales representatives work within their CRM desktop, we offer pre-built integrations with leading providers of CRM systems such as Salesforce, Oracle, Zendesk, Microsoft and ServiceNow. In addition, professional services can provide integrations with custom or legacy CRM systems. Our solution provides softphone and telephony capabilities within the CRM desktop, and routes each customer interaction to an appropriate agent resource. Agents are able to work within a familiar desktop, equipped with full telephony controls and giving them immediate access to the most current, relevant and accurate information about the customer.

•
Supervisor: Provides supervisors with tools to optimize the contact center and ensure high quality customer interactions. These tools include a visual supervisor dashboard that provides easy to use visibility into call routing, queues, service levels, workflow management, utilization, campaign statistics and agent productivity. A mobile tablet version of the supervisor application is also available to help supervisors monitor agents, listen in on conversations, coach agents, and oversee queues and agent performance metrics while on the contact center floor. These metrics typically include average handle time, first contact resolution, number of interactions handled and contact outcomes.

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

Clients
We have a large and diverse client base comprised of more than 2,000 organizations as of December 31, 2017, with no single client representing more than 10% of our revenues in 2017, 2016 or 2015. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, consumer, healthcare and technology.
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
As of December 31, 2017, we had 170 employees in our research and development group. Our research and development expenses totaled $27.1 million, $23.9 million and $22.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. We intend to continue investing in research and development to continue to deliver robust functionality to our clients.
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
Technology and Operations
Our highly scalable and flexible VCC cloud platform is the result of more than 15 years of research, development, client engagement and operational experience. The platform is comprised of in-house developed intellectual property, open source products and commercially available hardware and software. The platform is designed to be redundant and we believe that all components can be upgraded, expanded or replaced with minimal or no interruption in service.
We currently deliver our services globally from four third-party co-location data center facilities located in Santa Clara, California; Atlanta, Georgia; Slough, England and Amsterdam, The Netherlands. We also deliver some services using public cloud infrastructure in the Asia Pacific region. Our infrastructure, including our third-party co-location facilities, is designed to support real-time mission-critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
We have designed and maintain an operations, capacity and security program to monitor and maintain our platform, ensure efficient utilization of the platform capacity and protect against security threats or data breaches. Our operations team monitors our data centers for potential performance issues, unauthorized attempts to access secure data or applications and the overall integrity of the platform.
Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy on-premise contact center system vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco, and legacy on-premise software companies with a historical focus on CTI, such as Aspect Software, Inc., or Aspect, Genesys Telecommunications Laboratories, Inc., or Genesys, and Interactive Intelligence Group, Inc., now part of Genesys. These companies are expanding their traditional on-premise contact center systems with cloud-based offerings, either through acquisitions or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact, Inc., acquired by NICE Systems, and Seranova, formerly LiveOps, Inc. We also face competition from smaller contact center service providers with specialized contact center software offerings. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories, larger marketing budgets and greater financial and technical resources. We believe the principal competitive factors in our market include:

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
As of December 31, 2017, our intellectual property portfolio included seven registered U.S. trademarks, 10 issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2017, we also had two issued patents, six pending patent applications and 11 limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there can be seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year. During 2017, 2016 and 2015, 53% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education.
Employees
As of December 31, 2017, we had 860 full-time employees, including 387 in technology and operations, 170 in research and development, 193 in sales and marketing, and 110 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have never experienced any work stoppages.
Regulatory
The following summarizes important, but not all, federal, state and foreign regulations that could impact our operations. Federal and state regulations are subject to judicial review, administrative revision and statutory changes through legislation that could materially affect how we and others in this industry operate.

The Telecommunications Act of 1996 vests the Federal Communications Commission, or FCC, with jurisdiction over interstate telecommunications services, while preserving state and local jurisdiction over many aspects of these services. As a result, telecommunications services are regulated at both the federal and state levels in the United States.
We are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, automatic number dialing, contributions to the federal Universal Service Fund and related funds, or USF, and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of operating authority and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations.
We must comply with numerous federal regulations, including:

•	Telephone Consumer Protection Act, or TCPA, which regulates the use of automatic dialing equipment and pre-recorded messages to contact consumers;

•	CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	contributions to the USF, which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding CPNI which require that we not use such information without customer approval, subject to certain exceptions.
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
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulation of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. For example, the European Union adopted a new law governing data protection and privacy called the General Data Protection Regulation, or the GDPR, which will be in effect in May 2018. The law requires companies to meet new and extended requirements regarding the processing of personal data. Non-compliance with the GDPR may result in administrative fines of up to $20 million EUR or 4% of the worldwide revenue from the preceding year, whichever is higher. In addition, we are subject to Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and the analogous provincial laws, which similarly impose data privacy and security obligations on our processing of personal data. Our regulatory obligations in foreign jurisdictions could harm the use or cost of our solution in international locations as data protection and privacy laws and regulations around the world continue to evolve.
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
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports are filed with, or furnished to, the United States Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding Five9 and other companies that file materials with the SEC electronically. Copies of Five9’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.five9.com/sec.cfm as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC. The information on our website is not a part of, or incorporated by reference into, this annual report on Form 10-K.
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
For the years ended December 31, 2017, 2016 and 2015, our revenues were $200.2 million, $162.1 million and $128.9 million, respectively, representing year-over-year growth of 24% and 26%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:

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
Moreover, we continue to expand our headcount and operations. We grew from 780 employees as of December 31, 2016 to 860 employees as of December 31, 2017. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our growth will make it more difficult for us to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully.
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
We have experienced significant growth in the number of agents and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients’ use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate stability and performance, the availability of which may be limited or the cost of which may be prohibitive. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict or improve our infrastructure requirements to keep pace with growth in our business, our business could be harmed.
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
While we have security measures in place to protect client information and minimize the probability of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Moreover, any failure on the part of third parties, including our clients, to maintain appropriate security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could have a material and adverse effect on our business, reputation or financial results.
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

Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources, such as NICE Ltd.’s acquisition of inContact and Genesys’ acquisition of Interactive Intelligence. In addition, many of our competitors have stronger name recognition, longer operating histories, established relationships with clients, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources and ability to compete. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales and revenues, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats, including to zero, or termination of their contracts. Subscriptions and related usage by our existing clients may decrease if:

•	clients are not satisfied with our services, prices or the functionality of our solution;

•	the stability, performance or security of our solution are not satisfactory;

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or other reasons;

•	competition increases from other contact center providers;

•	fewer clients purchase usage from us;

•	alternative technologies, products or features emerge that we do not provide;

•	our clients or potential clients experience financial difficulties; or

•	the U.S. or global economy declines.
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
We rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could cause us to lose clients and subject us to claims for credits or damages, among other things.
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
If any of these service providers fail to provide reliable services, suffer outages, degrade, disrupt, increase the cost of or terminate the services that we and our clients depend on, we may be required to switch to another service provider. Delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our client relationships, business, financial condition and operating results. Further, any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, cause us to lose clients, result in claims for credits or damages, increase our costs or the costs incurred by our customers, damage our reputation, significantly reduce client demand for our solution and seriously harm our financial condition and operating results.
Our clients and their customers rely on internet service providers to provide them with access and connectivity to our cloud contact center software and changes in how internet service providers handle and charge for access to the internet could materially harm our client relationships, business, financial condition and operations results.
In 2015, the FCC released an order, commonly referred to as net neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful internet traffic on the basis of content, application or service and (ii) the practice of favoring some internet traffic over other internet traffic based on the payment of higher fees. In December 2017, the FCC voted to overturn the net neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of, or increase the cost of using, our solution. Net neutrality regulations vary widely among the jurisdictions in which we operate. While certain jurisdictions have strong protections for services such as ours, other countries either lack a net neutrality framework or otherwise do not strictly enforce net neutrality regulations. The impairment, degradation or prioritization of lawful internet traffic by internet service providers could materially harm our client relationships, business, financial condition and operating results.
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
To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses in each annual period since our inception in 2001. We incurred net losses of $9.0 million, $11.9 million and $25.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $175.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. We will need to continue to expand and optimize our professional services and technical support in order to keep up with new client installations and ongoing service, which will take time and expense to implement. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
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
We have undergone recent changes to our management team; we depend on our senior management team, and the loss of one or more key employees or an inability to attract and retain highly skilled executives and other employees could harm our business and results of operations.
Our Chief Executive Officer resigned for health reasons (though he remains as Executive Chairman of our Board of Directors) effective December 2, 2017, resulting in the appointment of our Chief Financial Officer as Interim Chief Executive Officer, the promotion of our EVP of Global Sales and Services to President, and the commencement of a search for a  Chief Executive Officer. Our success depends, in part, upon the performance and continued services of our key executive officers. If our new executive leadership team fails to perform effectively or if we fail to retain these executives or other members of our executive leadership team, including after we hire a new Chief Executive Officer, our business, financial condition or results of operations could be harmed. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.
To execute our growth plan, we must attract and retain highly qualified personnel, including a new CEO, and we may incur significant costs to do so. Competition for these personnel is intense, especially for a CEO, engineers highly experienced in designing and developing cloud software and for senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
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
We have a substantial amount of debt. As of December 31, 2017, we had approximately $32.6 million in principal amount outstanding under our New Revolving Credit Facility entered into on August 1, 2016 and a $0.3 million FCC civil penalty payable to the U.S. Treasury. See Note 6 of the notes to consolidated financial statements.
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
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In addition to the United States, Canada and Latin America, we plan to market and sell our solution in Europe, Asia and other international markets. If economic conditions, including currency exchange rates, in these areas and other key potential markets for our solution continue to remain uncertain or deteriorate, clients may delay or reduce their contact center and overall information technology spending. If our clients experience economic hardship, this could reduce the demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.
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
In addition, third parties may be interested in acquiring us. We will continue to consider and discuss such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.
If we are unable to maintain and further develop effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. However, our independent registered public accounting firm had not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for periods prior to the year ended December 31, 2017 as we were an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012, or The JOBS Act. Beginning with this annual report, our independent registered public accounting firm is required to provide this attestation, which has and will continue to increase our cost and expense.
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
We are no longer an emerging growth company and the additional requirements we must comply with may strain our resources and divert management’s attention from other business concerns.
We are no longer an “emerging growth company” as defined in the JOBS Act. While we were an emerging growth company, we were able to take advantage of certain exemptions from reporting requirements that are applicable to other public companies. Compliance with these additional laws, rules and regulations has, and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.
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
For example, in May 2014, the FASB issued new revenue recognition rules under Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”), which includes a single set of rules and criteria for revenue recognition to be used across all industries. We adopted this new standard in January 2018 using a modified retrospective method. With the adoption of this standard, the timing of our commission expense recognition will change, which will cause fluctuations in our operating results. See Note 1 of the notes to consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements. The application of new accounting guidance including ASC 606 will be based on all information available to us as of the date of adoption and up through subsequent interim reporting, including transition guidance published by the standard setters. However, the interpretation of these new standards will continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. As a result, changes in the interpretation of these rules could result in material adjustments to our application of the new guidance, which could have a material effect on our results of operations and financial condition. Additionally, any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Brexit has harmed and may continue to harm global economic conditions and the stability of global financial markets. For example, Brexit introduced significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. This volatility will likely continue while the United Kingdom and the European Union negotiate the terms of the withdrawal, as well as after the withdrawal takes effect. The strengthening of the U.S. dollar relative to other currencies will make our solution more expensive to international clients and may harm our international sales. Brexit could also cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future clients, owners of our data center facilities in the U.K. and The Netherlands and our data center partners’ ability to retain and hire qualified employees, which could harm our business, business opportunities, results of operations, financial condition and cash flows.
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, and under recently enacted lower federal corporate tax rates such tax benefits will be of less value, which could harm our profitability and financial condition.
As of December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses of $188.8 million and $104.4 million, respectively, which if not utilized will begin to expire in 2024 for federal purposes. The state net operating loss started to expire in 2017. As of December 31, 2017, we also had research credit carryforwards for federal and California state tax purposes of $2.8 million and $2.4 million. If not utilized, the federal research credit carryforwards will begin to expire in 2022. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition.
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
We continue to assess the impact of recently enacted H.R. 1, commonly referred to as the Tax Cuts and Jobs Act, or the new tax law, as well as any future regulations implementing the new tax law and any interpretations of the new tax law. The effect of those regulations and interpretations, as well as any additional tax reform legislation in the United States or elsewhere, could harm our business and financial condition by, among other things, decreasing the value of our net operating loss carryforwards. If we are required to reduce the value of our net operating loss carryforwards, we may be required to record a corresponding charge to current earnings, which could harm our financial condition and results of operations in the period in which it is recorded.
Risks Related to Our Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2017, our intellectual property portfolio included seven registered U.S. trademarks, 10 issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2017, we also had two issued patents, six pending patent applications and 11 limited trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and limited trademark registrations outside the U.S., and we may have to expend significant resources to obtain additional protection as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, on April 3, 2012, NobelBiz, Inc., or NobelBiz, filed a patent infringement lawsuit against us alleging that our local caller ID management service infringes United States Patent No. 8135122. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8565399, which is a continuation in the same family as the prior patent and addresses the same technology. In December 2017, the parties settled the matter and the case was dismissed in its entirety.

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
Our solution includes software covered by open source licenses, which may include, for example, free general public use licenses, open source front-end libraries and open source applications. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solution. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. Many of the risks associated with the usage of open source software cannot be eliminated, and could harm our business.
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
We have accrued a contingent liability of $1.5 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 of the notes to consolidated financial statements.
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
Our registration with USAC subjects us to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our late registration and past failure to recognize our obligation as a USF contributor and as an international carrier. We are required to pay assessments for periods prior to our registration. As of December 31, 2012, our total past due USF contribution being imposed by USAC and accrued by us for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million was disputed. We subsequently updated our filings and increased the liability related to 2008 through 2012 by $0.5 million, arriving at a new total of $3.9 million in disputed liability. As of January 31, 2017, we had fully paid the promissory note issued to USAC for the undisputed portion. In January 2017, the FCC ruled in our favor with respect to most of the disputed amount. In September 2017, USAC issued a credit to us reflecting the FCC’s ruling for the $3.1 million of the $3.9 million in disputed liability. In addition, USAC reversed the interest and penalties related to the disputed liability of $3.1 million. The remaining $0.8 million in dispute involves USAC’s assessment of liability for the period of 2003 through 2007, which was prior to the five year window during which we were required to maintain financial records for USF contribution purposes. In 2013, we filed a Request for Review (a form of appeal) of this disputed amount with the FCC, which remains pending. If the Request for Review is not resolved in our favor, it is possible that we will be held to the back assessments of $0.8 million, which includes interest and penalties on that amount.
In 2012, we also determined that we were a provider of international telecommunications services and therefore we were required to secure from the FCC a section 214 international carrier authorization permitting such international telecommunications. We applied with the FCC for international carrier authority, which was granted on June 9, 2015.
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty, of which $0.3 million in principal remained outstanding as of December 31, 2017. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 10 of the notes to consolidated financial statements.
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
Our clients can use our solution to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding their customers and potential customers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the businesses of our clients may limit the use and adoption of our solution and reduce overall demand, or lead to significant fines, penalties or other regulatory liabilities such as orders or consent decrees forcing us to modify our business practices, as well as reputational damage or third-party lawsuits for any noncompliance with such laws. Furthermore, privacy and data protection concerns may cause consumers to resist providing the personal data necessary to allow our clients to use our solution effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solution in certain industries or countries.
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
In October 2015, the Court of Justice for the European Union invalidated the U.S.-EU Safe Harbor program, or the Safe Harbor. The Safe Harbor provided participating U.S. companies with a legal basis to comply with EU data transfer regulations that would otherwise restrict the transfer of personal data by our clients from the European Union to us in the United States. Some of our clients relied on the Safe Harbor to transfer the personal data of their customers located in the EU to the United States. Other clients relied on legally recognized alternative mechanisms such as standard contractual clauses issued by the European Commission (commonly referred to as “model contracts”) or binding corporate resolutions to make such transfers. We relied on the use of standard contractual clauses issued by the European Commission before the invalidation of the Safe Harbor in October 2015, and we continue to do so currently. In July 2016, EU and U.S. regulators announced the approval of a new trans-Atlantic agreement, the EU-U.S. Privacy Shield, or the Privacy Shield, which succeeds the Safe Harbor. Companies interested in self-certifying compliance with this new trans-Atlantic data-transfer framework could do so beginning in August 2016, when the U.S. Department of Commerce began accepting certifications. The self-certification process under the Privacy Shield is similar to the Safe Harbor. However, the compliance requirements under the Privacy Shield are generally more stringent than under the Safe Harbor. The Privacy Shield is subject to annual review by the EU Commission. In October 2017, the EU Commission released its report and accompanying working document on the first annual review of the Privacy Shield, including recommendations on the functioning of the Privacy Shield that need to be improved by the US authorities. The Art. 29 Working Party (advisory body comprised of representatives of EU data protection authorities) issued in December 2017 a report concerning the first annual review of the functioning of the Privacy Shield in which it identified a number of significant concerns that need to be addressed by both the EU Commission and the U.S. authorities by May 25, 2018. The Art. 29 Working Party threatens to take legal action against the Privacy Shield adequacy decision if its concerns are not properly addressed within the given timeframe.
Other methods for transferring personal data across the Atlantic are also facing legal scrutiny. In October 2017 the Irish High Court decided in a case concerning the validity of standard contractual clauses to refer certain questions to the European Court of Justice, or the ECJ, for a determination in a preliminary ruling. An adverse decision from the ECJ will impact how either we or our clients transfer personal data out of the EU. Further uncertainty exists with regard to data transfers in relation to the United Kingdom due to a referendum in which voters in the UK decided to withdraw from the European Union. Finally, the EU recently adopted the General Data Protection Regulation, or GDPR, which is the most comprehensive reform of data protection law in the EU’s history. The GDPR, which will become applicable in May 2018, will significantly update and modify European data protection law, including extending its application to a wider range of non-EU entities, harmonizing data protection rules across EU member states, giving data subjects important new rights, and significantly increasing penalties for non-compliance.
In addition, as indicated above, we are also subject to Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and the analogous provincial laws, which similarly impose data privacy and security obligations on our processing of personal data.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2017, the sale price per share of our common stock ranged from a low of $14.00 to a high of $27.81. Factors that may contribute to continuing volatility in the price of our common stock include:

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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We currently lease approximately 108,100 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2017 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	79,600	March 2021
The Philippines	Technical support, training and other professional services	16,500	March, 2020
Russia	Software development	12,000	December 2018*

*	This represents the expiration date for the lease renewal effective in February 2018.

The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; Miami, Florida; Slough, England; and Amsterdam, The Netherlands, which require monthly payments for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. These agreements expire at various dates through 2021.
We believe our facilities are sufficient for our current needs.
ITEM 3. Legal Proceedings
Information with respect to this item may be found under the heading “Legal Matters” in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which information is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price
Our common stock trades on The NASDAQ Global Market, or NASDAQ, under the symbol “FIVN.” The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported by NASDAQ.

	High	Low
Year 2017
First quarter	$18.93	$14.00
Second quarter	24.80	16.30
Third quarter	23.93	19.53
Fourth quarter	27.81	22.51

Year 2016
First quarter	$9.84	$6.14
Second quarter	12.96	8.23
Third quarter	16.23	11.46
Fourth quarter	16.40	12.58
Number of Common Stock Holders
On February 22, 2018, there were approximately 38 stockholders of record of our common stock who held an aggregate of 56,734,715 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our credit agreement prohibits us and our subsidiaries from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” below. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, including under our credit agreement, general business conditions and other factors that our board of directors may deem relevant.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on April 4, 2014 and ends on December 31, 2017. The graph assumes $100 was invested at the close of market on April 4, 2014 in the common stock of Five9, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Five9, Inc. under the Securities Act of 1933, as amended, or the Securities Act of 1934 Exchange, as amended.

ITEM 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this report.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands, except per share data)
Revenue	$200,225	$162,090	$128,868	$103,102	$84,132
Cost of revenue	83,104	66,934	59,495	54,661	48,807
Gross profit	117,121	95,156	69,373	48,441	35,325
Operating expenses:
Research and development (1)(2)	27,120	23,878	22,659	22,110	17,529
Sales and marketing (1)(2)	66,570	52,748	42,042	37,445	28,065
General and administrative (1)(2)	29,151	25,072	25,822	24,416	18,053
Total operating expenses	122,841	101,698	90,523	83,971	63,647
Loss from operations	(5,720)	(6,542)	(21,150)	(35,530)	(28,322)
Other income (expense), net:
Extinguishment of debt	—	(1,026)	—	—	—
Interest and other	(2,981)	(4,238)	(4,627)	(3,916)	(1,051)
Change in fair value of convertible preferred and common stock warrant liabilities	—	—	—	1,745	(1,871)
Total other income (expense), net	(2,981)	(5,264)	(4,627)	(2,171)	(2,922)
Loss before income taxes	(8,701)	(11,806)	(25,777)	(37,701)	(31,244)
Provision for income taxes	268	54	61	85	70
Net loss	$(8,969)	$(11,860)	$(25,838)	$(37,786)	$(31,314)
Net loss per share:
Basic and diluted	$(0.16)	$(0.23)	$(0.52)	$(1.00)	$(7.82)
Shares used in computing net loss per share:
Basic and diluted	54,946	52,342	50,141	37,604	4,006

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of revenue	$6,300	$6,573	$5,950	$5,138	$3,709
Research and development	795	737	455	229	214
Sales and marketing	120	221	206	196	83
General and administrative	1,099	859	777	900	409
Total depreciation and amortization	$8,314	$8,390	$7,388	$6,463	$4,415

(2) Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of revenue	$2,202	$1,375	$866	$542	$194
Research and development	3,042	2,059	1,790	1,931	499
Sales and marketing	4,364	2,363	1,800	1,510	751
General and administrative	5,735	3,846	3,274	2,770	505
Total stock-based compensation	$15,343	$9,643	$7,730	$6,753	$1,949

	December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$68,947	$58,122	$58,484	$78,289	$17,748
Working capital	53,317	40,933	22,712	56,234	1,076
Total assets	128,196	105,239	99,233	116,934	56,278
Total debt and capital leases	46,742	45,799	46,617	47,696	30,332
Additional paid-in capital	222,202	196,555	180,649	170,286	34,089
Total stockholders’ equity (deficit)	46,838	30,328	26,280	41,753	(2,968)
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2017, 2016 and 2015, subscription and related usage fees accounted for 94%, 95% and 96% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Our revenue increased to $200.2 million for the year ended December 31, 2017, from $162.1 million and $128.9 million for the years ended December 31, 2016 and 2015, respectively. Revenue growth has primarily been driven by our larger clients. For each of the years ended December 31, 2017, 2016 and 2015, no single client accounted for more than 10% of our total revenue. As of December 31, 2017, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 2,000 agent seats. We had net loss of $9.0 million, $11.9 million and $25.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended December 31,
	2017	2016	2015
Annual Dollar-Based Retention Rate	98%	100%	96%
Our Dollar-Based Retention Rate declined from 2016 to 2017 primarily due to the prior year period benefiting from the ramp of one of our largest customers.
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
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(8,969)	$(11,860)	$(25,838)
Non-GAAP adjustments:
Depreciation and amortization (1)	8,314	8,390	7,388
Stock-based compensation (2)	15,343	9,643	7,730
Extinguishment of debt	—	1,026	—
Interest expense	3,471	4,226	4,727
Interest (income) and other	(490)	13	(100)
Legal settlement (3)	1,700	—	—
Legal and indemnification fees related to settlement	135	—	—
Reversal of interest and penalties on accrued federal fees (4)	(2,133)	—	—
Reversal of accrued federal fees (5)	—	(3,114)	—
Provision for income taxes	268	54	61
Out of period adjustment for sales tax liability (6)	—	—	765
Adjusted EBITDA	$17,639	$8,378	$(5,267)

(1)	See ITEM 6 of this Form 10-K for depreciation and amortization expenses included in our results of operations for the periods presented.

(2)	See Note 7 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K for stock-based compensation expense included in our results of operations for the periods presented.

(3)	See “Legal Matters” in Note 10 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K for additional information.

(4)
Included in general and administrative expense. Amount represents the reversal of accrued interest and penalties related to the Universal Services Fund ("USF") liability following a favorable ruling from the FCC's Wireline Competition Bureau. See Note 10 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K for additional information.

(5)
Included in cost of revenue. Amount represents a credit recorded in the fourth quarter of 2016 following a favorable ruling from the FCC’s Wireline Competition Bureau. See Note 10 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K.

(6)	Included in general and administrative expense. The 2015 amount represents immaterial out of period adjustments recorded in the first two quarters of 2015 for 2011 through 2014.
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
We do not expect the adoption of ASC 606, the new revenue recognition guidance, in January 2018 to have a material impact on the recognition or timing of revenue. See Note 1 of notes to consolidated financial statements in this report for additional information.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, and allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service, resulting in absolute dollar increases in our cost of revenue. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We currently expense sales commissions associated with the acquisition of new client contracts as incurred in the period the contract is acquired. Beginning in January 2018, we anticipate a significant amount of sales commission expense will be deferred over an expected related benefit period of five years as required by ASC 340 - Other Assets and Deferred Costs. See Note 1 of notes to consolidated financial statements in this report for additional information. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, while we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, with the adoption of ASC 606 in January 2018, we also expect sales and marketing expense to decrease on our consolidated statements of operations commencing in the first quarter of 2018 due to the deferral of a significant portion of sales commissions as required by ASC 340.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt and capital leases. We expect interest expense for our outstanding debt to decrease due to a lower interest rate for our new revolving credit facility compared to the 2014 loan and security agreement and the 2013 loan and security agreement (see Note 6 of the notes to consolidated financial statements in this report). We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States. We do not expect the new legislation signed into law by President Trump in December 2017 to have a significant impact on our future income tax provision. See Note 9 of the notes to consolidated financial statements in this report for additional information.

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Cost of revenue	42%	41%	46%
Gross profit	58%	59%	54%
Operating expenses:
Research and development	14%	15%	18%
Sales and marketing	32%	32%	32%
General and administrative	15%	16%	20%
Total operating expenses	61%	63%	70%
Loss from operations	(3)%	(4)%	(16)%
Other income (expense), net:
Extinguishment of debt	—%	(1)%	—%
Interest expense	(2)%	(2)%	(4)%
Interest income and other	1%	—%	—%
Total other income (expense), net	(1)%	(3)%	(4)%
Loss before income taxes	(4)%	(7)%	(20)%
Provision for income taxes	—%	—%	—%
Net loss	(4)%	(7)%	(20)%
Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands, except percentages)
Revenue	$200,225	$162,090	$38,135	24%
The increase in revenue for 2017 compared to 2016 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. We do not expect the adoption of ASC 606 in January 2018 to have a material impact on the recognition or timing of revenue.
Cost of Revenue

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$83,104	$66,934	$16,170	24%
% of Revenue	42%	41%
The increase in cost of revenue for 2017 compared to 2016 was primarily due to a $7.0 million increase in personnel costs including stock-based compensation costs, driven by increased headcount and higher fair value of employee equity awards due mainly to our increased stock price, and a $3.1 million reversal of accrued USF charges recorded in 2016 resulted from a favorable ruling from the FCC’s Wireline Competition Bureau. See Note 10 of the notes to consolidated financial statements in this report for more information. The increase was also driven by a $2.5 million increase in third party hosted software costs, a $1.9 million increase in data center costs, and a $0.9 million increase in USF contributions and other federal telecommunication service fees, all of which were due primarily to increased client activities. The $1.5 million increase in facility-related and overhead allocation costs also contributed to the increase in cost of revenue.
Gross Profit

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$117,121	$95,156	$21,965	23%
% of Revenue	58%	59%
The increase in gross profit for 2017 compared to 2016 was primarily due to increases in subscription and higher amounts charged for, and better efficiencies in, professional services. The slight decrease in gross margin for 2017 compared to 2016 was primarily attributable to higher stock-based compensation costs due mainly to an increase in the fair value of employee equity awards driven by our increased stock price.
Operating Expenses
Research and Development

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands, except percentages)
Research and development	$27,120	$23,878	$3,242	14%
% of Revenue	14%	15%
The increase in research and development expenses for 2017 compared to 2016 was primarily due to a $1.9 million increase in cash-based personnel-related cost driven by increased headcount and a $1.0 million increase in stock-based compensation costs mainly due to higher fair value of employee equity awards driven by our increased stock price.
Sales and Marketing

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$66,570	$52,748	$13,822	26%
% of Revenue	32%	32%
The increase in sales and marketing expenses for 2017 compared to 2016 was primarily due to a $4.8 million increase in cash-based personnel costs driven by increased headcount, a $3.8 million increase in commissions paid to sales personnel driven by growth in sales and bookings of our solution, a $2.0 million increase in stock-based compensation costs mainly due to higher fair value of employee equity awards driven by our increased stock price, a $1.0 million increase in discretionary and other marketing-related expenses, and a $0.9 million increase in business travel and related expenses. These increases, as well as the remainder of the increase, were primarily due to the execution of our growth strategy to acquire new clients, to increase the number of agent seats within our existing client base, and to establish brand awareness.
With the adoption of ASC 606 in January 2018, we expect sales and marketing expense for 2018 to decrease between $5.0 million and $7.0 million due to the deferral of a significant portion of sales commissions as required by ASC 340.

General and Administrative

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$29,151	$25,072	$4,079	16%
% of Revenue	15%	16%
The increase in general and administrative expenses for 2017 compared to 2016 was primarily due to a $2.8 million increase in cash-based personnel-related costs driven by increased headcount, a $2.0 million increase in settlement and associated legal costs incurred in 2017, and a $1.9 million increase in stock-based compensation costs due mainly to higher fair value of employee equity awards driven by our increased stock price and the modification of equity awards held by a former executive. See Note 7 of the notes to consolidated financial statements in this report for more information. These increases were offset in part by a $1.4 million decrease in facilities and allocated overhead costs and a $2.1 million reversal of interest and penalties on the accrued federal fees during 2017 following a favorable ruling from the FCC's Wireline Competition Bureau. See Note 10 of the notes to consolidated financial statements in this report for more information.
Other Income (Expense), Net

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands, except percentages)
Extinguishment of debt	$—	$(1,026)	1,026	100%
Interest expense	$(3,471)	$(4,226)	$755	18%
Interest income and other	490	(12)	502	4,183%
Total other income (expense), net	$(2,981)	$(5,264)	$2,283	43%
% of Revenue	(1)%	(3)%
The favorable change in other income (expense), net for 2017 compared to 2016 was primarily due to a $1.0 million loss on the refinancing of debt recorded in the third quarter of 2016 in connection with the repayment of amounts due under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement. See Note 6 of the notes to consolidated financial statements in this report for more information. The favorable change was also driven by lower interest expense resulting from lower interest rates under the 2016 Loan and Security Agreement versus the prior loan and security agreements, partially offset by the $0.4 million non-cash adjustment on investment for 2017.
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
The increase in cost of revenue for 2016 compared to 2015 was primarily due to a $4.0 million increase in cash-based personnel costs driven by increased headcount, a $2.2 million increase in third party hosted software costs due to increased client activities, a $1.5 million increase in USF contributions and other federal telecommunication service fees primarily due to increased client usage, a $1.3 million increase in facility-related costs, a $0.7 million increase in data center costs due to increased client activities, a $0.6 million increase in depreciation expenses, a $0.6 million increase in travel expenses, and a $0.5 million increase in stock-based compensation expenses. The remainder of the increase was primarily due to our business growth. These increases were offset in part by a $1.3 million decrease in telecommunication carrier costs relating to our clients’ long distance call usage due to improved usage efficiencies and by a $3.1 million reversal in the fourth quarter of 2016 of accrued USF charges due to a favorable ruling from the FCC’s Competition Wireline Bureau.
Gross Profit

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$95,156	$69,373	$25,783	37%
% of Revenue	59%	54%
The increases in gross profit and gross margin for 2016 compared to 2015 was primarily due to economies of scale for subscription, improved efficiencies in usage, and higher amounts charged for, and better efficiencies in, professional services. In addition, the reversal of $3.1 million in USF charges during the fourth quarter of 2016 related to the favorable ruling from the FCC’s Competition Wireline Bureau resulted in an increase in gross profit and gross margin for 2016 compared to 2015. Excluding the effect of the USF reversal, the increase in gross margin for 2016 compared to 2015 was primarily due to higher amounts charged for, and better efficiencies in, professional services, improved efficiencies in usage, and economies of scale for subscription.
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
The decrease in general and administrative expenses for 2016 compared to 2015 was primarily due to a $0.8 million adjustment recorded in the first and the second quarters of 2015 for additional sales taxes for certain revenue earned during the period 2011 through the first quarter of 2015, a $0.7 million decrease in facilities and allocated overhead costs, a decrease of $0.5 million in legal and consulting expenses, and a decrease of $0.4 million related to the reversal of contingent sales tax liabilities. This decrease was partially offset by an increase of $0.8 million in cash-based personnel costs driven by increased headcount, an increase of $0.6 million in stock-based compensation expense, and an increase of $0.4 million due to the one time benefit in the second quarter of 2015 related to our entry into a consent decree with the FCC.
Other Income (Expense), Net

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands, except percentages)
Extinguishment of debt	$(1,026)	$—	$(1,026)	(100)%
Interest expense	$(4,226)	$(4,727)	501	(11)%
Interest income and other	(12)	100	(112)	(112)%
Total other income (expense), net	$(5,264)	$(4,627)	$(637)	14%
% of Revenue	(3)%	(4)%
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

Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of December 31, 2017, we had cash and cash equivalents totaling $68.9 million.
As of December 31, 2017, we had a total of $32.6 million outstanding under our New Revolving Credit Facility as described in the following. On August 1, 2016, we entered into a loan agreement (“2016 Loan and Security Agreement”) with two lenders for a new revolving credit facility (“New Revolving Credit Facility”) of up to $50.0 million. The New Revolving Credit Facility matures August 1, 2019. Under the terms of the New Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as set forth in Item 7 of this report, see “Annual Dollar-Based Retention Rate”). The New Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. In addition, we are required to maintain $25.0 million of unrestricted cash and cash equivalents deposited with two lenders in connection with our 2016 Loan and Security Agreement. See Note 6 of the notes to consolidated financial statements for more information. As of December 31, 2017, the amount available for additional borrowings was $17.4 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$11,106	$6,838	$(12,939)
Net cash provided by (used in) investing activities	(2,650)	(2,397)	19,690
Net cash provided by (used in) financing activities	2,369	(4,803)	(6,556)
Net increase in cash and cash equivalents	$10,825	$(362)	$195
Cash Flows from Operating Activities
Cash provided by or used in operating activities is primarily influenced by our personnel-related expenditures, data center and telecommunications carrier costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of client payments. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for our solutions and usage services are typically received monthly. If we continue to improve our financial results, we expect net cash provided by operating activities to increase.

During the year ended December 31, 2017, net cash provided by operating activities was $11.1 million compared to $6.8 million for the same period of 2016. The increase of $4.3 million was primarily due to an $8.0 million favorable impact from a decrease in net loss after adjusting for non-cash expenses, offset by a $3.7 million decrease in net cash resulting from changes in operating assets and liabilities. Cash outflows during 2017 included total payments of $1.8 million for settlement, legal and indemnification fees related to the Melcher litigation. See Note 10 of the notes to consolidated financial statements for more information.
During the year ended December 31, 2017, cash outflows from changes in operating assets and liabilities was $1.3 million compared to cash inflows of $2.4 million for the same period in 2016. This unfavorable change was primarily due to a $1.8 million unfavorable change in accounts receivable driven by increased sales, a $1.1 million unfavorable change in prepaid expenses and other current assets mainly due to higher deferred cost of revenue, and a $1.2 million unfavorable change in accrued and other current liabilities primarily related to accrued cash-based personnel-related cost driven by headcount and the timing of payments for accrued liabilities.
During the year ended December 31, 2016, net cash provided by operating activities was $6.8 million compared to net cash used of $12.9 million for the same period of 2015. The $19.8 million increase in net cash provided by operating activities was primarily due to a $14.6 million favorable impact from a decrease in net loss after adjusting for non-cash expenses and a $5.2 million favorable change in net cash flows from operating assets and liabilities.
During the year ended December 31, 2016, cash inflows from changes in operating assets and liabilities was $2.4 million compared to cash outflows of $2.8 million for the same period in 2015, resulted in an overall improvement of $5.2 million. This improvement was primarily due to a $2.6 million favorable change in deferred revenue mainly attributable to increased billings, $2.4 million favorable change in accounts payable related to timing of payments, and $1.8 million favorable change in accrued and other current liabilities primarily due to employee paid-time off, sales commissions and bonus, driven by our improved sales and financial performance and increased headcount. This improvement was offset in part primarily by an unfavorable change of $1.0 million in accounts receivable due to increased sales.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.7 million for the year ended December 31, 2017 compared to $2.4 million for the same period in 2016. The 0.3 million increase in cash used was primarily driven by the $1.5 million increase in purchase of property and equipment, offset primarily by our purchase of $1.2 million in convertible notes held for investment in 2016. Our most significant capital expenditures have been investments in our software and equipment for our data centers. We expect such capital investment will continue in the future to support our expected growth.
Net cash used in investing activities was $2.4 million for the year ended December 31, 2016 compared to net cash provided by investing activities of $19.7 million for the year ended December 31, 2015. The $22.1 million decrease in net cash provided by investing activities was primarily driven by our 2015 activities, including the proceeds of $40.0 million received in 2015 from the maturity of our short-term investments, $0.8 million release in restricted cash in 2015 due to the release of two letters of credit related to our office lease obligation and an insurance policy, offset in part by the $20.0 million purchase of short-term investments in 2015. The purchase of $1.2 million in convertible notes held for investment in 2016 also contributed to the decrease in net cash provided by investing activities in 2016.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2.4 million for the year ended December 31, 2017 compared to net cash used of $4.8 million for the same period in 2016. This $7.2 million favorable change was primarily driven by a $1.7 million increase in cash received from stock option exercises in 2017, a $2.1 million increase in proceeds from the sale of common stock under our employee stock purchase plan in 2017, and our debt refinancing activities in 2016 including the $36.9 million repayments on notes payable and revolving line of credit as part of our cancellation of the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement, offset in part by the cash received from the $32.6 million drawdown under our New Revolving Credit Facility in 2016.
Net cash used in financing activities was $4.8 million for the year ended December 31, 2016 compared to $6.6 million for the year ended December 31, 2015. The $1.8 million favorable change was primarily driven by the $3.0 million increase in cash received from stock option exercises, a $0.6 million increase in cash received from the sale of common stock under our employee stock purchase plan, and by our 2016 debt refinancing activities including the cash received from the $32.6 million drawdown in 2016 under our New Revolving Credit Facility, offset in part by the repayments of $36.9 million in notes payable and our revolving line of credit as part of our cancellation of the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement during 2016.
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
Recent Accounting Pronouncements
Refer to Note 1 in Item 8 of this Form 10-K for information related to recent accounting pronouncements.
Off Balance Sheet Arrangements
As of December 31, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
The following table summarizes our significant contractual obligations as of December 31, 2017 (in thousands).

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable (1)	$333	$333	$—	$—	$—
Revolving line of credit (2)	32,594	—	32,594	—	—
Capital lease obligations (3)	15,578	7,770	7,808	—	—
Operating lease obligations (4)	8,781	2,750	5,377	654	—
Hosting services (5)	914	855	59	—	—
Telecommunication usage (6)	3,950	2,355	1,595	—	—
Equipment maintenance (7)	536	426	110	—	—
Total	$62,686	$14,489	$47,543	$654	$—

(1) Represents the outstanding principal balance under a promissory note with USAC. Interest on these obligations is described in Note 6 of the notes to consolidated financial statements of this Form 10-K.
(2) Represents outstanding principal balance under our New Revolving Credit Facility. Interest on this obligation is described in Note 6 of the notes to consolidated financial statements of this Form 10-K.
(3) Represents financing of computer and networking equipment and software purchases for our co-location data centers.
(4) Represents our obligations to make payments under the lease agreements for our office facilities and office equipment leases.
(5) Represents guaranteed minimum payments for co-location facilities and services.
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

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows.
On October 27, 2016, we received notice from Lance Fried, a former officer and director of Face It, of his claim for indemnification by us (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the Melcher litigation. See Note 10 of the notes to consolidated financial statements of this Form 10-K for detail. As of May 31, 2017, we had advanced Mr. Fried $62 thousand in connection with this claim. However, we dispute that Mr. Fried is entitled to advancement in connection with the Melcher Litigation. On July 31, 2017, Mr. Fried filed a complaint against us in the Court of Chancery for the State of Delaware, in which he alleges that we breached advancement obligations to him. In the lawsuit, Mr. Fried seeks advancement of his legal fees and expenses in connection with the defense of the Melcher litigation, payment of his legal fees and expenses incurred in connection with his advancement action, and interest. We believe the action is without merit and are defending against it vigorously. On December 7, 2017, the Delaware Chancery Court stayed Mr. Fried’s advancement lawsuit, in favor of arbitration. On January 9, 2018, we received Mr. Fried’s demand for arbitration against us with respect to the same matter. Regardless of the outcome of Mr. Fried’s advancement action against us, Mr. Fried is required to reimburse us for any amounts advanced to him if it is ultimately determined that Mr. Fried is not entitled to indemnification in connection with the Melcher litigation. In addition, we believe we have indemnification rights against the former stockholders of Face It (including Mr. Fried) for all losses that are incurred by us in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against us.
Contingencies — Legal and Regulatory
We are subject to certain legal and regulatory proceedings, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. See Note 10 of the notes to consolidated financial statements of this Form 10-K for details.
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
Interest Rate Sensitivity
As of December 31, 2017, we had cash and cash equivalents of $68.9 million that were held primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not materially impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair value. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.

As of December 31, 2017, we had a total of $32.6 million in outstanding borrowings under our variable interest rate debt or financing agreements. See Note 6 of the notes to consolidated financial statements of this report for a detailed discussion of our indebtedness. For the year ended December 31, 2017, a hypothetical 10% increase in the interest rates under these agreements would not materially impact our interest expense.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars and, therefore, our net revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar could make our solution more expensive in foreign countries and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations.
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located except for Russia where compensation of our employees is primarily denominated in the U.S. dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $0.9 million on our operating results.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP
We have served as the Company’s auditor since 2012.
San Francisco, California
March 1, 2018

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$68,947	$58,122
Accounts receivable, net	19,048	13,881
Prepaid expenses and other current assets	4,840	3,008
Total current assets	92,835	75,011
Property and equipment, net	19,888	14,688
Intangible assets, net	1,073	1,539
Goodwill	11,798	11,798
Other assets	2,602	2,203
Total assets	$128,196	$105,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,292	$3,366
Accrued and other current liabilities	11,787	9,604
Accrued federal fees	1,151	2,742
Sales tax liability	1,326	1,347
Notes payable	336	742
Capital leases	6,651	6,230
Deferred revenue	13,975	10,047
Total current liabilities	39,518	34,078
Revolving line of credit	32,594	32,594
Sales tax liability — less current portion	1,044	1,476
Notes payable — less current portion	—	318
Capital leases — less current portion	7,161	5,915
Other long-term liabilities	1,041	530
Total liabilities	81,358	74,911
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 56,632 shares and 53,363 shares issued and outstanding as of December 31, 2017 and 2016, respectively	57	53
Additional paid-in capital	222,202	196,555
Accumulated deficit	(175,421)	(166,280)
Total stockholders’ equity	46,838	30,328
Total liabilities and stockholders’ equity	$128,196	$105,239
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$200,225	$162,090	$128,868
Cost of revenue	83,104	66,934	59,495
Gross profit	117,121	95,156	69,373
Operating expenses:
Research and development	27,120	23,878	22,659
Sales and marketing	66,570	52,748	42,042
General and administrative	29,151	25,072	25,822
Total operating expenses	122,841	101,698	90,523
Loss from operations	(5,720)	(6,542)	(21,150)
Other income (expense), net:
Extinguishment of debt	—	(1,026)	—
Interest expense	(3,471)	(4,226)	(4,727)
Interest income and other	490	(12)	100
Total other income (expense), net	(2,981)	(5,264)	(4,627)
Loss before income taxes	(8,701)	(11,806)	(25,777)
Provision for income taxes	268	54	61
Net loss	$(8,969)	$(11,860)	$(25,838)
Net loss per share:
Basic and diluted	$(0.16)	$(0.23)	$(0.52)
Shares used in computing net loss per share:
Basic and diluted	54,946	52,342	50,141
Comprehensive Loss:
Net loss and comprehensive loss	$(8,969)	$(11,860)	$(25,838)
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2014	49,322	$49	$170,286	$(128,582)	$41,753
Issuance of common stock upon exercise of stock options and warrants	992	1	1,265	—	1,266
Issuance of common stock upon vesting of restricted stock units	566	1	(1)	—	—
Issuance of common stock under ESPP	306	—	1,369	—	1,369
Stock-based compensation	—	—	7,730	—	7,730
Forfeiture of unvested restricted common stock	(21)	—	—	—	—
Net loss	—	—	—	(25,838)	(25,838)
Balance as of December 31, 2015	51,165	51	180,649	(154,420)	26,280
Issuance of common stock upon exercise of stock options and warrants	982	1	4,285	—	4,286
Issuance of common stock upon vesting of restricted stock units	896	1	(1)	—	—
Issuance of common stock under ESPP	320	—	1,979	—	1,979
Stock-based compensation	—	—	9,643	—	9,643
Net loss	—	—	—	(11,860)	(11,860)
Balance as of December 31, 2016	53,363	53	196,555	(166,280)	30,328
Issuance of common stock upon exercise of stock options and warrants	2,033	2	6,033	—	6,035
Issuance of common stock upon vesting of restricted stock units	971	1	(1)	—	—
Issuance of common stock under ESPP	265	1	4,100	—	4,101
Stock-based compensation	—	—	15,343	—	15,343
Other (1)	—	—	172	(172)	—
Net loss	—	—	—	(8,969)	(8,969)
Balance as of December 31, 2017	56,632	$57	$222,202	$(175,421)	$46,838

(1)
Effective January 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09 - Improvements to Employee Share-Based Payment Accounting. Accordingly, the Company accounted for forfeitures as they occurred rather than by estimating expected forfeitures. This amount represents the net effect of this change. See Note 1 for more information.

See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(8,969)	$(11,860)	$(25,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,314	8,390	7,388
Provision for doubtful accounts	95	75	171
Stock-based compensation	15,343	9,643	7,730
Amortization of debt discount and issuance costs	80	241	350
Loss on extinguishment of debt	—	1,026	—
Reversal of interest and penalties on accrued federal fees	(2,133)	—	—
Reversal of accrued federal fees	—	(3,114)	—
Non-cash adjustment on investment	(366)	—	—
Accretion of interest	21	20	—
Others	(48)	(10)	46
Changes in operating assets and liabilities:
Accounts receivable	(5,163)	(3,389)	(2,410)
Prepaid expenses and other current assets	(1,912)	(859)	(224)
Other assets	(33)	203	(312)
Accounts payable	813	811	(1,610)
Accrued and other current liabilities	1,061	2,262	426
Accrued federal fees and sales tax liability	90	(182)	441
Deferred revenue	3,882	3,680	1,038
Other liabilities	31	(99)	(135)
Net cash provided by (used in) operating activities	11,106	6,838	(12,939)
Cash flows from investing activities:
Purchases of property and equipment	(2,650)	(1,131)	(1,116)
Purchases of convertible notes held for investment	—	(1,206)	—
Decrease (increase) in restricted cash	—	(60)	806
Purchase of short-term investments	—	—	(20,000)
Proceeds from maturity of short-term investments	—	—	40,000
Net cash provided by (used in) investing activities	(2,650)	(2,397)	19,690
Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	6,035	4,286	1,266
Proceeds from sale of common stock under ESPP	4,101	1,979	1,369
Proceeds from revolving line of credit	—	32,594	—
Repayments on revolving line of credit	—	(12,500)	—
Repayments of notes payable	(699)	(24,351)	(3,447)
Payments of capital leases	(7,068)	(6,237)	(5,744)
Payment of prepayment penalty and related fees	—	(368)	—
Payments for debt issuance costs	—	(206)	—
Net cash provided by (used in) financing activities	2,369	(4,803)	(6,556)
Net increase in cash and cash equivalents	10,825	(362)	195
Cash and cash equivalents:
Beginning of period	58,122	58,484	58,289
End of period	$68,947	$58,122	$58,484
Supplemental disclosures of cash flow data:
Cash paid for interest	$3,311	$4,234	$4,340
Cash paid for income taxes	121	115	186
Non-cash investing and financing activities:
Equipment obtained under capital lease	$10,261	$8,202	$6,284
Equipment purchased and unpaid at period-end	145	163	151
Capitalization of leasehold improvement through non-cash lease incentive	142	—	—
Conversion of accrued federal fees to note payable, net	—	—	1,675
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts included in the consolidated financial statements have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue, the allowance for doubtful accounts, loss contingencies, including the Company’s accrual for federal fees and sales tax liability, and accrued liabilities. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate as of the balance sheet date, and all non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Revenues is primarily denominated in U.S dollars. Expenses are converted using average rates in effect on a monthly basis. Exchange gains and losses resulting from foreign currency transactions were not significant in any period and are reported in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss.
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
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at two large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $68.3 million and $57.5 million as of December 31, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2017 and 2016, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2017, 2016 and 2015, no single client represented more than 10% of revenue.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$12	$15	$65
Add: bad debt expense	95	75	171
Less: write-offs, net of recoveries	(74)	(78)	(221)
Balance, end of period	$33	$12	$15
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization, and is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Lives
Computer and network equipment	3 to 5 years
Computer software	3 years
Development costs	1 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
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
The Company performs testing for impairment of goodwill in its fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis will be performed, involving a comparison between the estimated fair values of the Company’s reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
Intangible assets, consisting of acquired developed technology, domain names and customer relationships, are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from five to seven years. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships is included in sales and marketing expense. Amortization expense related to domain names is included in general and administrative expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
Revenue Recognition
The Company’s revenue consists of subscription services and related usage as well as professional services. The Company charges clients monthly subscription fees for access to the Company’s VCC solution. The monthly subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. A small percentage of the Company’s clients subscribe to its platform but purchase telephony usage directly from a wholesale telecommunications service provider. The Company does not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. The Company also offers bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of the Company’s software.
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
The Company generally requires advance deposits from its clients based on estimated usage when such usage is not billed as part of a bundled plan. Fees for certain clients’ usage are applied against the advance deposit resulting in continuous consumption and therefore requiring frequent replenishment of the deposit. Any unused portion of the deposit is refundable to the client upon termination of the arrangement, provided all amounts due have been paid. All fees, except usage deposits, are non-refundable.
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
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Company records USF contributions and other regulatory costs on a gross basis in its consolidated statements of operations and comprehensive loss and records surcharges and sales, use and excise taxes billed to its clients on a net basis. The cost of gross USF contributions payable to the USAC and suppliers is presented as a cost of revenue in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2017, 2016 and 2015, total USF contributions and other regulatory costs included in cost of revenue were $8.6 million, $4.6 million, and $6.2 million, respectively. Total USF contributions and other regulatory costs for the year ended December 31, 2016 was $7.7 million before the $3.1 million reversal related to the favorable Federal Communications Commission (“FCC”) Competition Wireline Bureau ruling recorded in the fourth quarter of 2016. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to the Company’s clients are presented in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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
Research and Development
Research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. Research and development costs are expensed as incurred except for internal use software development costs that qualify for capitalization. The Company reviews development costs incurred for internal-use software in the application development stage and assesses costs for capitalization. As of December 31, 2017 and 2016, the amount of capitalized internal-use software development costs was $0.4 million and $0.5 million, respectively.
Advertising Costs
We primarily advertise our services through the web and in conjunction with partners. Advertising costs are expensed as incurred and were $11.4 million, $10.7 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees we paid to third parties. Sales commissions associated with the acquisition or renewal of a client contract are recognized as sales and marketing expense as incurred. Commission expense was $14.0 million, $10.2 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured as the grant date fair value of the award. The Company estimates the fair value of stock options and purchase rights under the Company’s Equity Incentive Plans and the 2014 Employee Stock Purchase Plan, or ESPP, respectively, using the Black-Scholes option-pricing model. The fair value of restricted stock awards is equal to the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized net of forfeitures using the straight-line method over the service period, which is generally the vesting period.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of

December 31, 2017 and 2016, the Company recorded a full valuation allowance against the net deferred tax assets because of its history of operating losses in the United States. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
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
Indemnification
Certain of the Company’s agreements with clients include provisions for indemnification against liabilities if its services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2017 and 2016.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance was effective for the Company beginning in the first quarter of 2017. Accordingly, commencing in January 2017, the Company accounted for forfeitures as they occurred, rather than by estimating expected forfeitures. The net effect of this change was recognized as a $0.2 million reduction to accumulated deficit in the consolidated financial statements. Upon adoption of the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning January 1, 2017 and prior periods have not been adjusted. As a result, the Company established a net operating loss deferred tax asset of $5.3 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $5.3 million was also established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 (collectively, Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for both finance, or capital, and operating leases with lease terms of more than 12 months. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting will remain largely unchanged from current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. The Company is currently assessing the effect the guidance will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, September 2017 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, ASU 2017-13 and ASU 2017-14, respectively (collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates will be required within the revenue recognition process than are required under current GAAP (Accounting Standards Codification 605). Topic 606 is effective for the Company's annual and interim reporting periods beginning January 1, 2018 (“effective date”). The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method.
The Company anticipates the adoption of this standard will result in significant changes in the way we account for sales commissions, specifically, certain client acquisition costs will be capitalized when they are initially paid to employees, and amortized over a related benefit period of five years.
The adoption is not expected to have a material impact on the recognition or timing of revenue, or on the provision for income taxes and deferred taxes.
The Company currently anticipates the adoption of the standard will result in a decrease to accumulated deficit of $18.0 million to $28.0 million related to the recognition of deferred commission contract assets, and immaterial adjustments to deferred revenue. In addition, the new standard will expand the disclosures made in our consolidated financial statements, including disaggregation of revenue, information on contract balances, deferred contract acquisition costs, performance obligations and remaining performance obligations.
The Company has established new accounting policies and is implementing the system, processes, and internal controls necessary to support the requirement of the new standard.
There are several other new accounting pronouncements issued by the FASB, which the Company will adopt. However, the Company does not believe any of those accounting pronouncements will have a material impact on its consolidated financial position, operating results or statements of cash flows.

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

The fair value of assets and liabilities carried at fair value was determined using the following inputs (in thousands):

	December 31, 2017
	Total	Level 1	Level 3
Assets
Cash equivalents:
Money market funds	$20,092	$20,092	$—
Other Assets
Embedded conversion option held for investment	$984	$—	$984

	December 31, 2016
	Total	Level 1	Level 3
Assets
Cash equivalents:
Money market funds	$20,069	$20,069	$—
Other Assets
Embedded conversion option held for investment	$873	$—	$873

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3) (in thousands):

December 31, 2017
Beginning balance	$873
Total gains included in earnings (1)	111
Ending balance	$984

(1)	Amount includes both fair value and foreign currency adjustments.
The valuation of an embedded conversion option held for investment was performed using a Black-Scholes option-pricing model which relies primarily on estimates of expected term, volatility, risk-free rate, and dividends related to our investment in a privately-held company, or the investee. The most significant unobservable inputs used in the determination of estimated fair value of the option are the estimates of share price and volatility, driven by the investee’s ability to meet financial targets, and which directly correlates to the fair value recognized in other non-current assets within the consolidated balance sheets.
The fair value of this asset is estimated quarterly by management based on inputs received from the investee’s management using the excess earnings method under the income approach. Potential valuation adjustments are made as the progress toward achieving financial targets becomes determinable, with the impact of such adjustments being recorded to ‘Interest income and other’ in our consolidated statements of operations and comprehensive loss.
During 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2017.
In February 2018, the Company exercised the embedded option to convert its convertible notes into common shares of the investee company prior to the investee company’s acquisition. See Note 14.
The Company’s other financial instruments’ fair value, including accounts receivable, accounts payable and other current liabilities, approximate its carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s debt and capital leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company. The inputs used to measure fair value of the Company’s debt and capital leases are classified as Level 2 inputs.

3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$48,855	$38,053
Money market funds	20,092	20,069
Total cash and cash equivalents	$68,947	$58,122
As of December 31, 2017, the Company was required to maintain $25.0 million of unrestricted cash and cash equivalents deposited with two lenders in connection with its credit agreement as a compensating balance (see Note 6).
Restricted Cash
As of December 31, 2017 and 2016, the Company’s restricted cash balance was not material. Restricted cash is included in ‘Other assets’ on the accompanying consolidated balance sheets.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2017	2016
Trade accounts receivable	$17,481	$12,640
Unbilled trade accounts receivable, net of advance client deposits	1,600	1,253
Allowance for doubtful accounts	(33)	(12)
Accounts receivable, net	$19,048	$13,881
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$2,437	$2,199
Other current assets	2,403	809
Prepaid expenses and other current assets	$4,840	$3,008

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Computer and network equipment	$47,195	$37,664
Computer software	6,974	5,133
Internal-use software development costs	500	475
Furniture and fixtures	1,282	1,130
Leasehold improvements	801	624
Property and equipment	56,752	45,026
Accumulated depreciation and amortization	(36,864)	(30,338)
Property and equipment, net	$19,888	$14,688

In accordance with our property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. A review of our existing estimates indicated that the actual lives of certain data center assets were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective July 1, 2017, we changed the estimated useful lives of certain data center assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets, which we previously depreciated for three years, have now been increased to a range of three to five years. For the year ended December 31, 2017, this change in accounting estimate decreased depreciation expense by $1.6 million and decreased both basic and diluted net loss per share by $0.03.
Depreciation and amortization expense associated with property and equipment was $7.8 million, $7.9 million, and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and were as follows (in thousands):

	December 31,
	2017	2016
Gross	$46,624	$35,504
Less: accumulated depreciation and amortization	(30,438)	(23,128)
Total	$16,186	$12,376
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued expenses	$3,130	$2,148
Accrued compensation and benefits	8,657	7,456
Accrued and other current liabilities	$11,787	$9,604
5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company’s acquisition in October 2013 of Face It, Corp., which the Company also refers to as SoCoCare.
During the fourth quarter of 2017, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of December 31, 2017. As such, it was not necessary to perform the two-step quantitative goodwill impairment test. Subsequent to the 2017 annual impairment test, we believe there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2017 and 2016, there was no impairment to the carrying value of the Company’s goodwill.
Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisition of SoCoCare in October 2013. The components of intangible assets are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,478)	$982	$2,460	$(1,126)	$1,334
Customer relationships	520	(437)	83	520	(333)	187
Domain names	50	(42)	8	50	(32)	18
Total	$3,030	$(1,957)	$1,073	$3,030	$(1,491)	$1,539

Amortization expense related to intangible assets was $0.5 million for each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2018	$442
2019	351
2020	280
Total	$1,073
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2017 and 2016.

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
Loans under the 2016 Loan and Security Agreement bear a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if the Company’s adjusted EBITDA is negative at the end of any fiscal quarter. The Company has agreed to pay a fee of 0.25% per annum on the unused portion of the New Revolving Credit Facility as well as an anniversary fee of $31,250 on each of the first and second anniversaries of the Effective Date. The Company is accreting the total estimation of unused fees and anniversary fees evenly over the full term of the 2016 Loan and Security Agreement. Under the terms of the 2016 Loan and Security Agreement, the outstanding balance cannot exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the SEC). As of December 31, 2017, the outstanding principal balance under the 2016 Loan and Security Agreement was $32.6 million, which is included in ‘Revolving line of credit’ in the consolidated balance sheets. As of December 31, 2017, the amount available for additional borrowings was $17.4 million.
The Company incurred approximately $0.2 million in fees that were directly attributable to the issuance of this credit facility in 2016. These costs are deferred and included within ‘Prepaid expenses and other current assets’ and ‘Other assets’ in the Company’s consolidated balance sheets and being amortized to interest expense on a straight-line basis over three years starting from the Effective Date of the New Revolving Credit Facility.
The obligations of the Company under the 2016 Loan and Security Agreement are guaranteed by the Company’s subsidiary, Five9 Acquisition. The Company’s obligations under the 2016 Loan and Security Agreement and Five9 Acquisition’s obligations under its guaranty are secured by a first priority perfected security interest in and lien on substantially all of the Company’s and Five9 Acquisition’s assets. The 2016 Loan and Security Agreement contains certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. Under the 2016 Loan and Security Agreement, the Company is also prohibited from declaring dividends or making other distributions on our capital stock. The Company was in compliance with these covenants as of December 31, 2017.
The Company recorded a $1.0 million loss on extinguishment of debt in the third quarter of 2016 under the 2013 Loan and Security Agreement and the 2014 Loan and Security Agreement (each as described below). The loss was comprised of $0.4 million in prepayment penalties, a $0.4 million write-off of unamortized debt discounts, and a $0.2 million write-off of unamortized debt issuance costs.
2014 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a term loan facility of $30.0 million with a syndicate of two lenders, which was entered into in February 2014 and amended in December 2014 and February 2015, or the 2014 Loan and Security Agreement. The term loan facility was available to the Company in tranches. The first tranche for $20.0 million was advanced upon entering into the agreement. The remaining $10.0 million was available for drawdown by the Company in $1.0 million increments, which expired on February 20, 2016. The term loan bore interest at a variable per annum rate equal to the greater of 10% or LIBOR plus 9%. The term loan was secured by substantially all the assets of the Company and was subordinate to the 2013 Loan and Security Agreement. Upon the effectiveness of the 2016 Loan and Security Agreement on August 1, 2016 as described above, the Company canceled and paid back all borrowings under the 2014 Loan and Security Agreement.
In connection with entering into the 2014 Loan and Security Agreement, the Company issued to the lenders warrants to purchase 177,865 shares of common stock at $10.12 per share, which vest and become exercisable over a ten year term from the date of issuance, based on amounts drawn under the $30.0 million term loan facility. In February 2014, based on the drawdown of $20.0 million, 118,577 shares of common stock issuable under the warrants vested and were exercisable by the lenders. The remaining 59,288 shares of common stock issuable under the warrants pertaining to the undrawn $10.0 million did not vest and were canceled on February 20, 2016, when the $10.0 million was no longer available for borrowing.
2013 Loan and Security Agreement
Prior to entering into the 2016 Loan and Security Agreement on August 1, 2016, the Company had a revolving line of credit of up to $20.0 million, or the Prior Revolving Credit Facility, under a loan and security agreement with a lender entering into in March 2013 and was last amended in December 2014, or the 2013 Loan and Security Agreement. The Prior Revolving Credit Facility carried a variable annual interest rate of the prime rate plus 0.50%. The 2013 Loan and Security Agreement was collateralized by substantially all the assets of the Company. Upon the effectiveness of the 2016 Loan and Security Agreement on August 1, 2016 as described above, the Company canceled and paid back all amounts due under the Prior Revolving Credit Facility.
In connection with its acquisition of SoCoCare in October 2013, the Company also borrowed $5.0 million under a term loan under the 2013 Loan and Security Agreement in October 2013. Upon the effectiveness of the 2016 Loan and Security Agreement on August 1, 2016 as described above, the Company canceled and paid back all amounts due under the term loan.
Promissory Note
In July 2013, the Company issued a promissory note to the USAC for $4.1 million in principal amount as a financing arrangement for that amount of accrued federal fees. The promissory note carries a fixed annual interest rate of 12.75% and is repayable in 42 equal monthly installments of principal and interest beginning in August 2013. As of December 31, 2016, $0.1 million of this promissory note was outstanding and is included as notes payable in the accompanying consolidated balance sheets. This promissory note was fully paid as of January 2017.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the FCC Enforcement Bureau (Note 10), in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from ‘Accrued federal fees’ to ‘Notes payable.’ The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of December 31, 2017 and 2016, the outstanding civil penalty payable was $0.3 million and $1.0 million, respectively, of which the net carrying value was $0.3 million and $0.9 million, respectively, and is included as ‘Notes payable’ in the accompanying consolidated balance sheets.

As of December 31, 2017 and 2016, the Company’s outstanding debt is summarized as follows (in thousands):

	December 31,
	2017	2016
Promissory note to USAC	$—	$120
FCC civil penalty	333	1,000
Total notes payable, gross	333	1,120
Less: discount	(7)	(79)
Total notes payable, net carrying value	326	1,041
Revolving line of credit	32,594	32,594
Interest accretion under 2016 line of credit	$10	$19
Total debt, net carrying value	$32,930	$33,654
Less: current portion of debt *	(336)	(742)
Total debt, less current portion **	32,594	32,912

* Included in ‘Notes payable’ in the consolidated balance sheets.
** Included in ‘Notes payable - less current portion’ and ‘Revolving line of credit - less current portion’ in the consolidated balance sheets.
Maturities of the Company’s outstanding debt as of December 31, 2017 are as follows (in thousands):

Period	Amount to Mature
2018	$333
2019	32,594
Total	$32,927
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2017 and 2016, the Company had 56,631,647 and 53,363,013 shares of common stock issued and outstanding, respectively.
Holders of the Company's common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2017 and 2016, there were no shares of preferred stock issued and outstanding.
Warrants
As of December 31, 2017 and 2016, the Company had outstanding warrants to purchase 13,013 and 131,597 shares of common stock, respectively, with a weighted average exercise price of $5.76 and $9.80 per share, respectively. The warrants outstanding as of December 31, 2017 will expire on October 18, 2023.

Common Stock Reserved for Future Issuance
As of December 31, 2017, shares of common stock reserved for future issuance related to outstanding equity awards, warrants, and employee equity incentive plans were as follows (in thousands):

December 31, 2017
Stock options outstanding	4,047
Restricted stock units outstanding	2,033
Shares available for future grant under 2014 Plan	7,300
Shares available for future issuance under ESPP	1,371
Common stock warrants outstanding	13
Total shares of common stock reserved	14,764
Equity Incentive Plans
Prior to its initial public offering, or IPO, in April 2014, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended, or the 2004 Plan.
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan, or 2014 Plan, and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,831,582 additional shares were reserved under the 2014 Plan on January 1, 2018.
No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. Additionally, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan.
The 2014 Plan allows the Company to grant stock options, restricted stock units, or RSU, restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company's stock options expire 10 years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years.

Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2017 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2016	5,556	$5.23
Options granted	619	18.11
Options exercised	(1,986)	3.04
Options forfeited or expired	(142)	12.83
Outstanding as of December 31, 2017	4,047	$8.00	6.4	68,334
Vested and expected to vest as of December 31, 2017	4,047	8.00	6.4	68,334
Exercisable as of December 31, 2017	2,911	6.20	5.6	54,380

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $24.88 per share as of December 31, 2017 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value per share of options granted	$8.81	$4.50	$2.38
Intrinsic value of options exercised (1)	33,820	5,865	3,233
Total fair value of options vested during the period	7,296	3,813	4,824
Cash received from options exercised	6,047	4,286	1,268

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units
A summary of RSU activity during the year ended December 31, 2017 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2016	2,019	$7.65
RSUs granted	1,176	18.29
RSUs vested and released	(971)	8.85
RSUs forfeited	(191)	11.42
Outstanding as of December 31, 2017	2,033	$12.81

Following is additional information pertaining to the Company’s RSU activity (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value per share of RSUs granted	$18.29	$9.71	$5.10
Total fair value of RSUs vested during the period	21,161	10,706	2,907
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
The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of our common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 566,316 additional shares were reserved under the ESPP on January 1, 2018.
During 2017, 265,172 shares were purchased by employees under the ESPP at a weighted-average price of $15.47 per share.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$2,202	$1,375	$866
Research and development	3,042	2,059	1,790
Sales and marketing	4,364	2,363	1,800
General and administrative (1)	5,735	3,846	3,274
Total stock-based compensation	$15,343	$9,643	$7,730

(1)
Effective December 2017, the Company’s former Chief Executive Officer and President resigned from his position and became the Executive Chairman of the Board. Due to this substantive change in status, certain of his stock option and RSU awards were modified which resulted in incremental stock based compensation expense of approximately $1.0 million.

As of December 31, 2017, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$10,703	$26,401	$670
Weighted-average amortization period	2.5 years	2.8 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.

The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions disclosed in the table below. Expected volatility is based upon the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated using the simplified method by taking the average of the vesting term and the contractual term of the option. The expected volatility assumption for purchase rights under the ESPP is based on the historical volatility of the Company's common stock. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
The weighted-average assumptions used to value stock options and purchase rights under the ESPP granted during the years ended December 31, 2017, 2016 and 2015 were as follows:

Stock Options	Year Ended December 31,
	2017	2016	2015
Expected term (years)	5.9	5.7	6.1
Volatility	49%	46%	49%
Risk-free interest rate	2.1%	1.4%	1.6%
Dividend yield	—	—	—

ESPP	Granted In
	November 2017	May 2017	November 2016	May 2016	November 2015	May 2015
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	36%	43%	42%	58%	54%	43%
Risk-free interest rate	1.4%	1.0%	0.6%	0.4%	0.3%	0.1%
Dividend yield	—	—	—	—	—	—
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the years ended December 31, 2017, 2016 and 2015, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2017	2016	2015
Net loss	$(8,969)	$(11,860)	$(25,838)
Weighted-average shares used in computing basic and diluted net loss per share	54,946	52,342	50,141
Basic and diluted net loss per share	$(0.16)	$(0.23)	$(0.52)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands).

	December 31,
	2017	2016	2015
Stock options	4,047	5,556	6,092
Restricted stock units	2,033	2,019	1,818
ESPP	—	—	156
Common stock warrants	13	132	191
Total	6,093	7,707	8,257
9. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(9,434)	$(12,222)	$(26,305)
International	733	416	528
Loss before income taxes	$(8,701)	$(11,806)	$(25,777)
Provision for income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$—	$—	$—
U.S. state	42	16	21
Foreign	226	38	40
Total provision for income taxes	$268	$54	$61
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax loss for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. federal tax at statutory rate	$(2,958)	$(4,014)	$(8,764)
U.S. state income taxes	(708)	490	(756)
Non-deductible expense (benefit)	(5,673)	931	438
Research and development credit	(402)	(262)	(440)
Stock-based compensation	(14,622)	983	737
Impact of 2017 Tax Act	25,952	—	—
Other	2	(104)	481
Change in valuation allowance	(1,323)	2,030	8,365
Total provision for income taxes	$268	$54	$61

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 related to the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and credit carryforwards	$47,991	$48,533
Accrued liabilities	3,183	3,801
Allowance for doubtful accounts	416	429
Property and equipment	(98)	183
Deferred revenue	140	23
Accrued compensation	900	1,183
Intangibles	7	14
Gross deferred tax assets	52,539	54,166
Valuation allowance	(52,275)	(53,598)
Net deferred tax assets	264	568
Deferred tax liabilities:
Amortized intangibles	(264)	(568)
Gross deferred tax liabilities	(264)	(568)
Net deferred taxes	$—	$—
The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The undistributed earnings of the Company's foreign subsidiaries was zero as of December 31, 2017 due to the one time transition tax, and were $1.2 million and $0.8 million as of December 31, 2016 and 2015, respectively.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, for the year ended December 31, 2017, the Company has provided a valuation allowance against its U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2017 and 2016 was a decrease of $1.3 million and an increase of $2.0 million, respectively.
As of December 31, 2017, the Company had net operating loss carry-forwards for federal and state income tax purposes of $188.8 million and $104.4 million, respectively, available to reduce future income subject to income taxes. If not utilized, these carryforwards will begin to expire in 2024 for federal purposes. The state net operating loss started to expire in 2017. As of December 31, 2017, the Company also had research credit carryforwards for federal and California state tax purposes of $2.8 million and $2.4 million. If not utilized, the federal research credit carryforwards will begin to expire in 2022. The California state research credits can be carried forward indefinitely. The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under the IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. In the event the Company has changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.

Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized benefit — beginning of period	$2,805	$2,485	$1,975
Gross increases — current year tax positions	310	324	522
Gross decreases — prior year tax positions	—	(4)	(12)
Unrecognized benefit — end of period	$3,115	$2,805	$2,485
As of December 31, 2017 and 2016, an immaterial amount of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2017 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
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
Tax Reform
In December 2017, President Trump signed into law new legislation (the “2017 Tax Act”) that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated (the “Transition Tax”), future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.
  In December 2017, the SEC issued Staff Accounting Bulletin No. 118 which provided a measurement period of up to one year from the enactment of the 2017 Tax Act for companies to complete the accounting for the 2017 Tax Act and its related impacts. The income tax effects of the 2017 Tax Act for which the accounting is incomplete include: the impact of the Transition Tax, whether to continue applying the exception to the presumption of the repatriation of foreign earnings and the impact of the reversal of the exception, the revaluation of deferred tax assets and liabilities to reflect the 21 percent corporate tax rate, the realizability of deferred tax assets relating to executive compensation, whether to elect to expense or depreciate new capital equipment, the US states tax impact to the aforementioned items, and the unrecognized tax benefits relating to the aforementioned items. The company has made reasonable estimates for each of these items; however it may be affected by other analyses related to the 2017 Tax Act, including but not limited to, any deferred adjustments related to the filing of the Company’s 2017 federal and state tax returns and further guidance yet to be issued.
The Transition Tax is estimated to have no impact on the Company’s US taxable income for the year ended December 31, 2017.
Principally because the 2017 Tax Act has now applied a tax on accumulated foreign earnings through December 31, 2017, the Company is evaluating whether to continue applying the exception to the presumption of the repatriation of foreign earnings. The Company has not provided for an estimate of the taxes associated with the reversal of the application of the exception. Although the historic foreign earnings have been taxed by the 2017 Tax Act for Federal and conforming states purposes, the impact of the reversal of the exception will also apply to US states which do not conform to the 2017 Tax Act, to foreign withholding taxes, and to foreign income taxes for repatriation of earnings from lower-tier foreign subsidiaries to higher-tier foreign subsidiaries. The Company is analyzing the optimal use of its US state attributes, foreign tax law regarding income recognition of distributions, as well as foreign corporation law relating to distributable foreign earnings.
Reduction of U.S. federal corporate tax rate: As a result of the 2017 Tax Act, the corporate tax rate decreased from 35% to 21% effective January 1, 2018. Accordingly, the Company’s deferred tax assets decreased by $26.0 million, fully offset by a decrease in the valuation allowance. For its deferred tax assets and liabilities, the Company recorded no provisional net decrease with no corresponding net adjustment to deferred income tax expense for the year ended December 31, 2017 due to a full valuation allowance. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate, such estimates may be affected by other analyses related to the 2017 Tax Act, including, but not limited to, any deferred adjustments related to the filing of the Company's 2017 federal and state tax returns and the Company's calculation of the state tax effect of adjustments made to federal temporary differences.
Section 162(m): The Company's accounting for the changes to share-based payment awards and Section 162(m) of the 2017 Tax Act is incomplete, and the Company was not yet able to make reasonable estimates of the effects because the relevant regulations have yet to be issued. Therefore, no provisional adjustments were recorded.
In addition, the Company recorded no reduction to deferred tax asset related to the write-off of prior years’ post-vesting cancellations of non-qualified stock options as of fiscal year ended December 31, 2017.
The Company does not expect to have an impact from the implementation of certain limitations on executive stock-based compensation under the 2017 Tax Act.
Cost Recovery: While the Company has not yet completed all of the computations necessary or completed an inventory of its 2017 expenditures that qualify for immediate expensing, the Company has recorded no current benefit related to cost recovery due to domestic losses.
For the year ended December 31, 2017, the enactment of the 2017 Tax Act had no impact on the Company’s total income tax benefit and pretax income due to its full valuation allowance.

10. Commitments and Contingencies
Leases
The Company has operating lease agreements for offices, research and development, and sales and marketing facilities that expire at various dates through 2021. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognized rent expense as a deferred rent liability. Rent expense was $2.6 million, $2.1 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company enters into capital leases to finance data center and other computer and networking equipment.
As of December 31, 2017, approximate remaining future minimum lease payments under non-cancelable leases were as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2018	$7,770	$2,750
2019	5,564	2,747
2020	2,244	2,630
2021	—	654
Total future minimum lease payment	$15,578	$8,781
Less — amount representing interest	(1,766)
Present value of total capital lease obligation	$13,812
Capital lease obligation — current portion	6,651
Capital lease obligation — net of current portion	7,161

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
As of December 31, 2017, future minimum payments under these arrangements were as follows (in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services	Equipment Maintenance Services
2018	$855	$2,355	$426
2019	36	1,505	93
2020	23	90	17
Total future minimum payment	$914	$3,950	$536
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
The Company’s registration with USAC subjects it to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to its late registration and past failure to recognize its obligation as a USF contributor and as an international carrier. The Company is required to pay assessments for periods prior to the Company’s registration. As of December 31, 2012, the total past due USF contribution being imposed by USAC and accrued by the Company for the period from 2003 through 2012 was $8.1 million, of which $4.7 million was undisputed and $3.4 million was disputed. The Company subsequently updated its filings and increased the liability related to 2008 through 2012 by $0.5 million, arriving at a new total of $3.9 million in disputed liability. In July 2013, the Company and USAC agreed to a financing arrangement for $4.1 million of the undisputed $4.7 million of the unpaid USF contributions whereby the Company issued to USAC a promissory note payable in the principal amount of the $4.1 million and paid off the remaining undisputed $0.6 million. The Company fully paid the promissory note as of January 2017.
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
As of December 31, 2017, the accrued liability on the remaining disputed assessments, including interest and penalties for the period of 2003 through 2007, was $0.8 million offset by $0.7 million in other USF credits.
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
During 2017, 2016 and 2015, the Company remitted zero, $0.3 million and $1.1 million, respectively, for contingent sales taxes on both usage-based fees and sales of subscription services. For the years ended December 31, 2017, 2016 and 2015, the Company recognized a gain of $0.6 million, a gain of $0.4 million, and an expense of $1.2 million, respectively, as an adjustment to general and administrative expense related to its estimated sales tax liability on both usage-based fees and sales of subscription services in the U.S. and Canada, which was not being collected from its clients.
As of December 31, 2017 and 2016, the Company had total accrued liabilities of $1.5 million and $2.1 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.4 million and $0.6 million, respectively, were included in current “Sales tax liability” on the consolidated balance sheets, and the remaining were included in non-current “Sales tax liability” on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
NobelBiz Litigation
On August 5, 2011, NobelBiz sent a letter to the Company asserting infringement of a patent related to virtual call centers. On April 3, 2012, NobelBiz filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The patent asserted in the complaint is different, but related, to the patent asserted in the original letter. The lawsuit, NobelBiz Inc. v. Five9, Inc., Case No. 6:12-cv-00243-LED, alleged that the Company’s local caller ID management service infringed United States Patent No. 8135122, or the ‘122 patent. The ‘122 patent, titled “System and Method for Modifying Communication Information (MCI),” issued on March 13, 2012, and according to the complaint is alleged to relate to “a system for processing a telephone call from a call originator (also referred to as a calling party) to a call target (also referred to as a receiving party), where the system accesses a database storing outgoing telephone numbers, selects a replacement telephone number from the outgoing telephone numbers based on the telephone number of the call target, and originates an outbound call to the call target with a modified outgoing caller identification (‘caller ID’).” NobelBiz sought damages in the form of lost profits as well as injunctive relief. On March 28, 2013, the court granted the Company’s motion to transfer the case to the United States District Court for the Northern District of California. Subsequently, NobelBiz amended its complaint to add claims related to U.S. Patent No. 8565399, or the ‘399 patent, which is a continuation in the same family as the ‘122 patent and addresses the same technology. The Company responded to the complaint and amended complaint by asserting noninfringement and invalidity of the ‘122 and ‘399 patents. On January 16, 2015, the court issued an order regarding claim construction of the two patents-in-suit. On March 7, 2016, the court stayed the case pending an appeal in lawsuits involving NobelBiz, Global Connect and TCN that also involve the ‘122 and ‘399 patents. On July 19, 2017, the Federal Circuit Court of Appeal issued a ruling confirming the claim construction in Five9’s lawsuit and resolving the appeal in favor of Global Connect and TCN and against NobelBiz. Subsequently, the district court set a new schedule for the litigation in light of this ruling with motions for summary judgment set to occur in 2018.
Subsequently, Five9 was able to settle all claims with NobelBiz that includes a license to the ‘122 patent, the ‘399 patent, and all other patents in the same patent family. On December 4, 2017, the parties filed a joint notice of settlement and request for dismissal of the lawsuit in its entirety. On December 6, 2017, the Court issued an order dismissing the case.
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, there are no claims that it is aware of that could have a material effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows.
On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the Melcher litigation. See "Legal Matters" above. As of May 31, 2017, the Company had advanced Mr. Fried $62 thousand in connection with this claim. However, the Company disputes that Mr. Fried is entitled to advancement in connection with the Melcher litigation. On July 31, 2017, Mr. Fried filed a complaint against the Company in the Court of Chancery for the State of Delaware, in which he alleges that the Company breached advancement obligations to him. In the lawsuit, Mr. Fried seeks advancement of his legal fees and expenses in connection with the defense of the Melcher litigation, payment of his legal fees and expenses incurred in connection with his advancement action, and interest. The Company believes the action is without merit and is defending against it vigorously. On December 7, 2017, the Delaware Chancery Court stayed Mr. Fried’s advancement lawsuit, in favor of arbitration. On January 9, 2018, the Company received Mr. Fried’s demand for arbitration against the Company with respect to the same matter. Regardless of the outcome of Mr. Fried’s advancement action against the Company, Mr. Fried is required to reimburse the Company for any amounts advanced to him if it is ultimately determined that Mr. Fried is not entitled to indemnification in connection with the Melcher litigation. In addition, the Company believes that it has indemnification rights against the former stockholders of Face It (including Mr. Fried) for all losses that are incurred by the Company in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against the Company.

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands).

	Year Ended December 31,
	2017	2016	2015
United States	$188,303	$151,484	$120,037
International	11,922	10,606	8,831
Total revenue	$200,225	$162,090	$128,868
The following table summarizes total property and equipment, net in the respective locations (in thousands).

	December 31,
	2017	2016	2015
United States	$17,949	$13,025	$10,939
International	1,939	1,663	2,286
Property and equipment, net	$19,888	$14,688	$13,225

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company does not match employee contributions.
The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement of age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability was $0.5 million and $0.4 million as of December 31, 2017 and 2016, respectively. Total retirement expense for this plan was $0.3 million, $0.1 million, and $0.1 million for fiscal years 2017, 2016, and 2015, respectively.

13. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2017 and 2016 is as follows:

	Quarter Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016

	(unaudited, in thousands, except per share data)
Revenue	$55,403	$50,081	$47,727	$47,014	$44,207	$40,982	$38,886	$38,015
Cost of revenue (1)(2)	22,363	20,497	20,273	19,971	15,770	17,790	16,764	16,610
Gross profit	33,040	29,584	27,454	27,043	28,437	23,192	22,122	21,405
Operating expenses:
Research and development (1)(2)	6,748	6,689	6,836	6,847	6,236	6,041	5,799	5,802
Sales and marketing (1)(2)	17,358	16,502	16,932	15,778	14,480	12,925	12,637	12,706
General and administrative (1)(2)	8,767	4,679	6,845	8,860	6,511	6,143	5,882	6,536
Total operating expenses	32,873	27,870	30,613	31,485	27,227	25,109	24,318	25,044
Loss from operations	167	1,714	(3,159)	(4,442)	1,210	(1,917)	(2,196)	(3,639)
Other income (expense), net:
Extinguishment of debt	—	—	—	—	—	(1,026)	—	—
Interest expense	(836)	(865)	(888)	(882)	(869)	(961)	(1,197)	(1,199)
Interest income and other	164	118	90	118	54	12	(33)	(45)
Total other income (expense), net	(672)	(747)	(798)	(764)	(815)	(1,975)	(1,230)	(1,244)
Income (loss) before income taxes	(505)	967	(3,957)	(5,206)	395	(3,892)	(3,426)	(4,883)
Provision for (benefit from) income taxes	126	43	50	49	(14)	(2)	42	28
Net income (loss)	$(631)	$924	$(4,007)	$(5,255)	$409	$(3,890)	$(3,468)	$(4,911)
Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.07)	$(0.10)	$0.01	$(0.07)	$(0.07)	$(0.10)
Diluted	$(0.01)	$0.02	$(0.07)	$(0.10)	$0.01	$(0.07)	$(0.07)	$(0.10)
Shares used in computing net loss per share:
Basic	56,034	55,310	54,723	53,688	53,126	52,708	52,143	51,377
Diluted	56,034	59,441	54,723	53,688	56,633	52,708	52,143	51,377

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016

	(unaudited, in thousands)
Cost of revenue	$594	$599	$575	$434	$424	$357	$329	$265
Research and development	807	797	801	637	549	547	528	435
Sales and marketing	1,128	1,084	1,224	928	759	626	544	434
General and administrative	2,111	1,240	1,254	1,130	984	989	1,013	860
Total stock-based compensation	$4,640	$3,720	$3,854	$3,129	$2,716	$2,519	$2,414	$1,994

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016

	(unaudited, in thousands)
Cost of revenue	$1,611	$1,397	$1,716	$1,576	$1,608	$1,668	$1,616	$1,680
Research and development	170	182	237	206	224	204	161	148
Sales and marketing	30	30	30	30	58	56	54	53
General and administrative	257	272	287	283	196	212	229	222
Total depreciation and amortization	$2,068	$1,881	$2,270	$2,095	$2,086	$2,140	$2,060	$2,103
14. Subsequent Event
In February 2018, the Company entered into an agreement to convert the outstanding notes receivable of Euro 1.1 million to common shares in the investee company prior to the investee company’s acquisition.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017.
Based on management’s evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2017, or 2018 Proxy Statement, including “Proposal No 1. — Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2018 Proxy Statement including “Executive Officers.”
We have adopted a code of conduct that applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. Our code of conduct is available on our website at http://investors.five9.com/corporate-governance.cfm. We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2018 Proxy Statement, including “Corporate Governance”, “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2018 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2018 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2018 Proxy Statement, including “Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit Index
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

4.3Ø
Joinder to the Eighth Amended and Restated Stockholders’ Agreement, dated April 1, 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

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

Exhibit Index
Exhibit Number	Description
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

10.1+Ø
Independent Contractor Agreement between the Registrant and Michael Burkland (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018 (File No. 001-36383) and incorporated by referenced herein).

10.2+Ø
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, as amended on July 31, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015 (File No. 001-36383) and incorporated by referenced herein.)

10.3+Ø
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

10.10+Ø
Five9, Inc. 2014 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

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
10.13+Ø
Five9 Inc. Non-Employee Director Compensation Policy (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2016 (File No. 001-36383) and incorporated by reference herein).
.

10.14+	Five9 Inc. 2018 Executive Bonus Program.
10.15+Ø
Five9 Inc. 2017 Executive Bonus Program (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2016 (File No. 001-36383) and incorporated by reference herein).
.

Exhibit Index
Exhibit Number	Description
10.16
Office Lease for Bishop Ranch Building, dated December 16, 2011, between the Registrant and Alexander Properties Company and First Lease Addendum dated October 24, 2012, Second Lease Addendum dated January 23, 2014, Third Lease Addendum dated April 3, 2017, Fourth Lease Addendum dated June 30, 2017 and fifth Lease Addendum dated January 3, 2018.

10.17Ø
Loan and Security Agreement, dated March 8, 2012, by and between the Registrant and City National Bank (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

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

10.26Ø
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

Exhibit Index
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

Five9, Inc.

Date:	March 1, 2018	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Interim Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Barry Zwarenstein as his or her true and lawful attorneys-in-fact and agents with the power to act, with or without the other, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Company, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Zwarenstein	Interim Chief Executive Officer and Chief Financial Officer	March 1, 2018
Barry Zwarenstein	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Burkland	Executive Chairman, Director	March 1, 2018
Michael Burkland

/s/ Jack Acosta	Director	March 1, 2018
Jack Acosta

/s/ Kimberly Alexy	Director	March 1, 2018
Kimberly Alexy

/s/ Michael Burdiek	Director	March 1, 2018
Michael Burdiek

/s/ David DeWalt	Director	March 1, 2018
David DeWalt

/s/ David Welsh	Director; Lead Independent Director	March 1, 2018
David Welsh

/s/ Robert Zollars	Director	March 1, 2018
Robert Zollars