Form 10-Q
period 2018-03-31
Five9, Inc.
filed 2018-05-01
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes:  ☐   No:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 23, 2018, there were 57,683,899 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,676	$68,947
Accounts receivable, net	18,534	19,048
Prepaid expenses and other current assets	7,150	4,840
Deferred contract acquisition costs	7,562	—
Total current assets	113,922	92,835
Property and equipment, net	20,876	19,888
Intangible assets, net	957	1,073
Goodwill	11,798	11,798
Other assets	1,120	2,602
Deferred contract acquisition costs — less current portion	17,238	—
Total assets	$165,911	$128,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,482	$4,292
Accrued and other current liabilities	14,132	11,787
Accrued federal fees	1,331	1,151
Sales tax liability	1,097	1,326
Notes payable	180	336
Capital leases	6,810	6,651
Deferred revenue	13,700	13,975
Total current liabilities	42,732	39,518
Revolving line of credit	32,594	32,594
Sales tax liability — less current portion	979	1,044
Capital leases — less current portion	7,654	7,161
Other long-term liabilities	1,500	1,041
Total liabilities	85,459	81,358
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 57,654 shares and 56,632 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	58	57
Additional paid-in capital	232,277	222,202
Accumulated deficit	(151,883)	(175,421)
Total stockholders’ equity	80,452	46,838
Total liabilities and stockholders’ equity	$165,911	$128,196

See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$58,905	$47,014
Cost of revenue	24,702	19,971
Gross profit	34,203	27,043
Operating expenses:
Research and development	7,772	6,847
Sales and marketing	17,478	15,778
General and administrative	9,103	8,860
Total operating expenses	34,353	31,485
Loss from operations	(150)	(4,442)
Other income (expense), net:
Interest expense	(810)	(882)
Interest income and other	398	118
Total other income (expense), net	(412)	(764)
Loss before income taxes	(562)	(5,206)
Provision for income taxes	45	49
Net loss	$(607)	$(5,255)
Net loss per share:
Basic and diluted	$(0.01)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	56,399	53,688
Comprehensive Income (Loss):
Net loss and comprehensive loss	$(607)	$(5,255)

See accompanying notes to condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(607)	$(5,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,320	2,095
Provision for doubtful accounts	48	24
Stock-based compensation	5,325	3,129
Gain on sale of convertible notes held for investment	(312)	—
Non-cash adjustment on investment	(40)	(103)
Amortization of debt discount and issuance costs	20	20
Accretion of interest	16	5
Others	(10)	(8)
Changes in operating assets and liabilities:
Accounts receivable	519	(1,595)
Prepaid expenses and other current assets	(1,833)	(2,129)
Deferred contract acquisition costs	(1,662)	—
Other assets	(90)	30
Accounts payable	1,181	(95)
Accrued and other current liabilities	2,791	3,119
Accrued federal fees and sales tax liability	(115)	(11)
Deferred revenue	121	909
Other liabilities	325	24
Net cash provided by operating activities	7,997	159
Cash flows from investing activities:
Purchases of property and equipment	(433)	(514)
Proceeds from sale of convertible notes held for investment	1,923	—
Net cash provided by (used in) investing activities	1,490	(514)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,751	793
Payments of notes payable	(157)	(258)
Payments of capital leases	(2,352)	(1,850)
Net cash provided by (used in) financing activities	2,242	(1,315)
Net increase (decrease) in cash and cash equivalents	11,729	(1,670)
Cash and cash equivalents:
Beginning of period	68,947	58,122
End of period	$80,676	$56,452
Supplemental disclosures of cash flow data:
Cash paid for interest	$765	$840
Cash paid for income taxes	$33	$21
Non-cash investing and financing activities:
Equipment obtained under capital lease	$2,635	$2,603
Equipment purchased and unpaid at period-end	$281	$159
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. Other than the accounting policies discussed in Note 2 related to the adoption of ASC 606, there has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2018. See Note 2 for the updated accounting policies.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The Company adopted ASU 2014-09 and its related amendments (collectively “ASC 606”) effective on January 1, 2018 using the modified retrospective method. See Note 2 for disclosure on the impact of adopting this standard.
Recent Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for both finance, or capital, and operating leases with lease terms of more than 12 months. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting will remain largely unchanged from current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. The Company is currently gathering information and evaluating the impact this guidance will have on its consolidated financial statements.
There are several other new accounting pronouncements issued by the FASB, which the Company will adopt. However, the Company does not believe any of those accounting pronouncements will have a material impact on its consolidated financial position, operating results or statements of cash flows.
2. ASC 606 Adoption Impact and Revenue from Contracts with Customers
ASC 606 Adoption Impact
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applying to all contracts. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented, or “ASC 605.” In connection with the adoption of ASC 606, the Company also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and ASC 340-40 as the "new standard.”
Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, commissions and deferred commissions as discussed below. The Company recorded a net reduction to opening accumulated deficit of $24.1 million as of January 1, 2018 due to the cumulative impact of adopting the new standard. The primary impact of adopting the new standard relates to the deferral of $23.1 million in incremental commission costs of obtaining subscription contracts. Under ASC 605, the Company expensed all commission costs as incurred. Under the new standard, the Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. The remaining $1.0 million impact of adopting the standard relates to revenue being recognized earlier than it would have been under ASC 605.
Practical Expedients and Exemptions
The Company applies a practical expedient that permits the Company to apply Subtopic 340-40 to a single portfolio of contracts, as they are similar in their characteristics, and the financial statement effects of applying Subtopic 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio. Additionally, the Company applies a practical expedient of including the remaining value of unsatisfied performance obligations that exist within contracts with original terms of greater than one year.
Impact on the condensed consolidated financial statements
Select condensed consolidated balance sheet line items, which reflects the adoption impact of the new standard, are as follows:

	March 31, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Assets:
Accounts receivable, net	$18,534	$18,431	$103
Prepaid expenses and other current assets	7,150	6,849	301
Deferred contract acquisition costs	24,800	—	24,800
Liabilities:
Deferred revenue - current	13,700	14,811	(1,111)
Shareholders' Equity:
Accumulated deficit	(151,883)	(178,198)	26,315

Select condensed consolidated statement of operations line items, which reflects the adoption of the new standard, are as follows:

	Three months ended March 31, 2018
(in thousands, except per share amounts)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$58,905	$58,152	$753
Cost of revenue	24,702	24,457	245
Gross profit	34,203	33,695	508
Sales and marketing	17,478	19,140	(1,662)
Loss from operations	(150)	(2,320)	2,170
Net loss	(607)	(2,777)	2,170
Basic and diluted net loss per share	$(0.01)	$(0.05)	$0.04

Select condensed consolidated cash flow line items, which reflects the adoption of the new standard, are as follows:

	Three months ended March 31, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Accounts receivable	$519	$622	$(103)
Prepaid expenses and other current assets	(1,833)	(1,532)	(301)
Deferred contract acquisition costs	(1,662)	—	(1,662)
Deferred revenue	121	1,232	(1,111)
Net cash provided by operating activities	7,997	7,997	—

Changes in Accounting Policies
Revenue Recognition
Revenue is recognized when control of the promised services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all of its revenue from contracts with customers. In contracts with multiple performance obligations, it identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then looks to how services are transferred to the customer in order to determine the timing of revenue recognition. Most services provided under the Company’s agreements result in the transfer of control over time.
The Company’s revenue consists of subscription services and related usage as well as professional services. The Company charges clients subscription fees, usually billed on a monthly basis, for access to the Company’s VCC solution. The monthly subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. A small percentage of the Company's clients subscribe to its platform but purchase telephony usage directly from a wholesale telecommunications service provider. The Company does not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. The Company also offers bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of the Company’s software.

The Company offers monthly, annual and multiple-year contracts to its clients, generally with 30 days’ notice required for changes in the number of agent seats and sometimes with a minimum number of agent seats required. Larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees (including bundled plans) are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance for the Company’s solution and upgrades and enhancements to the VCC cloud platform on a when-and-if-available basis, which are not billed separately.
The Company generally requires advance deposits from its clients based on estimated usage when such usage is not billed as part of a bundled plan. Any unused portion of the deposit is refundable to the client upon termination of the arrangement, provided all amounts due have been paid. All fees, except usage deposits, are non-refundable
Professional services are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, clients may also choose to perform these services themselves or engage their own third-party service providers.
The estimation of variable consideration for each performance obligation requires us to make some subjective judgments. In the early stages of our larger contracts, the Company must estimate variable consideration to be included in the transaction fee, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved, in order to allocate the overall transaction fee on a relative stand-alone selling price basis to its multiple performance obligations. This requires the estimate of unit quantities, especially during the initial ramp period of the contract, during which the Company bills under an ‘actual usage’ model for subscription-related services.
The Company recognizes revenue on fixed fee professional services performance obligations based on the proportion of labor hours expended compared to the total hours expected to complete the related performance obligation. The determination of the total labor hours expected to complete the performance obligations involves some judgment, influencing the initial stand-alone selling price estimate as well as the timing of professional services revenue recognition, although this uncertainty is typically resolved in a short time frame.

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company assesses collection based on a number of factors, including past transaction history and the creditworthiness of the client. The Company maintains a revenue reserve for potential credits to be issued in accordance with service level agreements or for other revenue adjustments.
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Company records Universal Service Fund, or USF, contributions and other regulatory costs on a gross basis in its consolidated statements of operations and comprehensive loss and records surcharges and sales, use and excise taxes billed to its clients on a net basis. The cost of gross USF contributions payable to the Universal Service Administrative Company, or USAC, and suppliers is presented as a cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to the Company’s clients are presented in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11 for more information.
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

March 31, 2018
Receivables	$18,534
Deferred contract acquisition costs	24,800
Short-term contract assets	785
Short-term contract liabilities (deferred revenue)	13,700

The Company receives payments from customers based upon billing cycles. Invoice payment terms are usually 30 days or less. Accounts receivable are recorded when the right to consideration becomes unconditional.
Deferred contract acquisition costs are recorded when incurred and are amortized over a customer benefit period of five years.
Contract assets include amounts related to the Company’s contractual right to consideration for performance obligations not yet invoiced and is included in prepaid and other current assets in the condensed consolidated balance sheets. The Company had no asset impairment charges related to contract assets in the period.
Contract liabilities are comprised of amounts billed in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.
Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2018
	Contract Assets Increase (Decrease)	Contract Liabilities Increase (Decrease)(1)
Revenue recognized that was included in the contract liability (deferred revenue) balance at January 1, 2018	$—	$(6,440)
Increases due to invoicing in current period, excluding amounts recognized as revenue during the period	—	6,572
Transferred to receivables from contract assets recognized at January 1, 2018	(86)	—
Additional contract assets recognized, net of reclassification to receivables	135	—
Performance obligations satisfied in previous periods (transition adjustment)	736	(407)

(1)	Comprised of deferred revenue
Deferred Contract Acquisition Costs
In connection with the adoption of ASC 340-40, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed and related incremental fringe benefits. As of January 1, 2018, the date of ASC 340-40 adoption, the Company had $23.1 million capitalized in deferred contract acquisition costs related to contracts where the benefit period had not yet expired. In the three months ended March 31, 2018, amortization from amounts capitalized was $1.9 million and amounts expensed as incurred was $0.5 million. The Company had no impairment loss in relation to costs capitalized.

Remaining Performance Obligations
As of March 31, 2018, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $56.5 million. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent the unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.
3. Fair Value Measurements
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
The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	March 31, 2018
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,132	$20,132	$—
Other Assets
Embedded conversion option held for investment	$—	$—	$—

	December 31, 2017
	Total	Level 1	Level 3
Assets
Cash equivalents
Money market funds	$20,092	$20,092	$—
Other Assets
Embedded conversion option held for investment	$984	$—	$984
In March 2018, the Company received proceeds of $1.9 million from the conversion and sales of convertible notes with carrying value of $1.6 million. Proceeds from the sale of the investment total $2.1 million. The Company expects to receive the remainder of the proceeds in 2019.
There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2018.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash	$60,544	$48,855
Money market funds	20,132	20,092
Cash and cash equivalents	$80,676	$68,947

As of March 31, 2018, the Company was required to maintain $25.0 million of unrestricted cash and cash equivalents deposited with two lenders in connection with its credit agreement as a compensating balance. See Note 6.
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts receivable	$16,678	$17,481
Unbilled trade accounts receivable, net of advance client deposits	1,884	1,600
Allowance for doubtful accounts	(28)	(33)
Accounts receivable, net	$18,534	$19,048

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid expenses	$4,431	$2,437
Other current assets	1,934	2,403
Contract assets	785	—
Prepaid expenses and other current assets	$7,150	$4,840

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer and network equipment	$49,780	$47,195
Computer software	7,387	6,974
Internal-use software development costs	500	500
Furniture and fixtures	1,433	1,282
Leasehold improvements	817	801
Property and equipment	59,917	56,752
Accumulated depreciation and amortization	(39,041)	(36,864)
Property and equipment, net	$20,876	$19,888

Depreciation and amortization expense associated with property and equipment was $2.2 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and was as follows (in thousands):

	March 31, 2018	December 31, 2017
Gross	$49,167	$46,624
Less: accumulated depreciation and amortization	(32,149)	(30,438)
Total	$17,018	$16,186

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation and benefits	$11,153	$8,657
Accrued expenses	2,979	3,130
Accrued and other current liabilities	$14,132	$11,787

5. Intangible Assets
The components of intangible assets were as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,565)	$895	$2,460	$(1,478)	$982
Customer relationships	520	(463)	57	520	(437)	83
Domain names	50	(45)	5	50	(42)	8
Total	$3,030	$(2,073)	$957	$3,030	$(1,957)	$1,073

Amortization expense for intangible assets was $0.1 million for each of the three months ended March 31, 2018 and 2017.
As of March 31, 2018, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2018	$326
2019	351
2020	280
Total	$957

6. Debt
2016 Loan and Security Agreement
On August 1, 2016, or the Effective Date, the Company entered into a loan and security agreement, or the 2016 Loan and Security Agreement, with the lenders party thereto and City National Bank, as agent for such lenders. The 2016 Loan and Security Agreement provides for a revolving line of credit, or the Revolving Credit Facility, of up to $50.0 million and matures on August 1, 2019. On the Effective Date, the Company borrowed $32.6 million under the 2016 Loan and Security Agreement. The proceeds were used to extinguish existing indebtedness under all prior Loan and Security Agreements and for working capital and other general corporate purposes.
Loans under the 2016 Loan and Security Agreement bear a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if the Company’s adjusted EBITDA is negative at the end of any fiscal quarter. The Company has agreed to pay a fee of 0.25% per annum on the unused portion of the Revolving Credit Facility as well as an anniversary fee of $31,250 on each of the first and second anniversaries of the Effective Date. The Company is accreting the total estimation of unused fees and anniversary fees evenly over the full term of the 2016 Loan and Security Agreement. Under the terms of the 2016 Loan and Security Agreement, the outstanding balance cannot exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the SEC). As of March 31, 2018, the outstanding principal balance under the

2016 Loan and Security Agreement was $32.6 million, which is included in ‘Revolving line of credit’ in the condensed consolidated balance sheets. As of March 31, 2018, the amount available for additional borrowings was $17.4 million.
The Company incurred approximately $0.2 million in fees that were directly attributable to the issuance of this credit facility. These costs are deferred and included within ‘Prepaid expenses and other current assets’ and ‘Other assets’ in the Company’s condensed consolidated balance sheets and being amortized to interest expense on a straight-line basis over three years starting from the Effective Date of the Revolving Credit Facility.
The obligations of the Company under the 2016 Loan and Security Agreement are guaranteed by the Company’s subsidiary, Five9 Acquisition. The Company’s obligations under the 2016 Loan and Security Agreement and Five9 Acquisition’s obligations under its guaranty are secured by a first priority perfected security interest in and lien on substantially all of the Company’s and Five9 Acquisition’s assets. The 2016 Loan and Security Agreement contains certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. Under the 2016 Loan and Security Agreement, the Company is also prohibited from declaring dividends or making other distributions on capital stock. The Company was in compliance with these covenants as of March 31, 2018.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission, or FCC, Enforcement Bureau, in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from ‘Accrued federal fees’ to ‘Notes payable.’ The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of March 31, 2018 and December 31, 2017, the outstanding civil penalty payable was $0.2 million and $0.3 million, respectively, of which the net carrying value was $0.2 million and $0.3 million, respectively, and is included as ‘Notes payable’ in the accompanying condensed consolidated balance sheets.
As of March 31, 2018 and December 31, 2017, the Company’s outstanding debt is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Note payable - FCC civil penalty, gross	$167	$333
Less: discount	(1)	(7)
Note payable, net carrying value	166	326
Revolving line of credit	32,594	32,594
Interest accretion under 2016 line of credit	14	10
Total debt, net carrying value	$32,774	$32,930
Less: current portion of debt *	$(180)	$(336)
Total debt, less current portion **	$32,594	$32,594

* Included in ‘Notes payable’ in the condensed consolidated balance sheets.
** Included ‘Revolving line of credit’ in the condensed consolidated balance sheets.
Maturities of the Company’s outstanding debt as of March 31, 2018 are as follows (in thousands):

Period	Amount to Mature
2018	$167
2019	32,594
Total	$32,761

7. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2018 and December 31, 2017, the Company had 57,653,677 and 56,631,647 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2018 and December 31, 2017, the Company had no shares of preferred stock issued and outstanding.
Warrants
As of March 31, 2018 and December 31, 2017, the Company had outstanding warrants to purchase 13,013 shares of common stock with a weighted-average exercise price of $5.76 per share. The warrants outstanding as of March 31, 2018 will expire on October 18, 2023.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

March 31, 2018
Stock options outstanding	3,491
Restricted stock units outstanding	2,427
Shares available for future grant under 2014 Plan	9,272
Shares available for future issuance under ESPP	1,937
Common stock warrants outstanding	13
Total shares of common stock reserved	17,140

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
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2018 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	4,047	$8.00
Options granted (weighted average grant date fair value of $14.02 per share)	237	30.08
Options exercised	(786)	6.04
Options forfeited or expired	(7)	4.71
Outstanding as of March 31, 2018	3,491	$9.95	6.5	$69,323

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $29.79 per share as of March 31, 2018 for all in-the-money options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity during the three months ended March 31, 2018 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2017	2,033	$7.65
RSUs granted	656	29.48
RSUs vested and released	(236)	10.02
RSUs forfeited	(26)	14.32
Outstanding as of March 31, 2018	2,427	$17.56

Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan (“ESPP”) became effective on April 3, 2014 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which will increase automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of the Company’s common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 566,316 additional shares were reserved under the ESPP on January 1, 2018.
During the three months ended March 31, 2018, no shares were purchased under the ESPP.

Stock-Based Compensation
Stock-based compensation expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Cost of revenue	$678	$434
Research and development	877	637
Sales and marketing	1,362	928
General and administrative	2,408	1,130
Total stock-based compensation	$5,325	$3,129

As of March 31, 2018, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$12,467	$41,974	$220
Weighted-average amortization period	2.7 years	3.2 years	0.1 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions noted in the below table. The weighted-average assumptions used to value stock options granted during the three months ended March 31, 2018 and 2017 were as follows:

Stock Options	Three Months Ended
	March 31, 2018	March 31, 2017
Expected term (years)	6.0	6.0
Volatility	45%	49%
Risk-free interest rate	2.7%	2.0%
Dividend yield (1)	—	—

(1)	The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. As the Company had net losses for the three months ended March 31, 2018 and 2017, all potentially issuable common shares were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(607)	$(5,255)
Weighted-average shares of common stock outstanding	56,399	53,688
Basic and diluted net loss per share	$(0.01)	$(0.10)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands).

	March 31, 2018	March 31, 2017
Stock options	3,491	5,127
Restricted stock units	2,427	2,607
Common stock warrants	13	13
Total	5,931	7,747

9. Income Taxes
The provision for income taxes for the three months ended March 31, 2018 and 2017 was approximately $45 thousand and $49 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three months ended March 31, 2018 and 2017, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2018 and December 31, 2017. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2018, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, debt agreements (see Note 6), operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2017 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and did not change materially during the three months ended March 31, 2018 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases, and certain hosting and telecommunications agreements. As of March 31, 2018, the total minimum future payment commitments under these capital leases added during the three months ended March 31, 2018 were approximately $3.7 million, of which $1.1 million is due during the remainder of 2018, with the remaining $2.6 million due in 2019 to 2021.
During the three months ended March 31, 2018, the Company entered into various hosting and telecommunications agreements for terms of 12 to 36 months commencing on various dates in 2018. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company’s total minimum future payment commitments under these agreements are $2.1 million.
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
In January 2017, the FCC’s Wireline Competition Bureau ruled in the Company’s favor with respect to most of the disputed amount. In September 2017, USAC issued a credit to the Company reflecting the FCC’s ruling for the $3.1 million of the $3.9 million in disputed liability. In addition, USAC reversed the interest and penalties related to the disputed liability of $3.1 million. The remaining $0.8 million in dispute involves USAC’s assessment of liability for the period of 2003 through 2007, which was prior to the five year window during which the Company was required to maintain financial records for USF contribution purposes. The Company filed a Request for Review (a form of appeal) of this disputed amount with the FCC’s Wireline Competition Bureau in 2013, which remains pending. If the Request for Review is not resolved in the Company’s favor, it is possible that the Company will be held to the back assessments of $0.8 million, which includes interest and penalties on that amount.
As of March 31, 2018, the accrued liability on the remaining disputed assessments, including interest and penalties for the period of 2003 through 2007, was $0.8 million offset by $0.7 million in other USF credits.
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
As of March 31, 2018 and December 31, 2017, the Company had total accrued liabilities of $1.4 million and $1.5 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.3 million and $0.4 million, respectively, were included in current “Sales tax liability” on the condensed consolidated balance sheets, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, Corp., of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of a lawsuit captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, in the U.S. District Court for the Southern District of California. In the lawsuit, plaintiff Carl Melcher, a purported former stockholder of Face It, and his related investment entity Melcher Family Limited Partnership, allege that Face It repurchased the plaintiffs’ stock in September 2013 before Five9 acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher, by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of the company to Five9. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. To date, the Company has advanced Mr. Fried $62 thousand in connection with this claim. However, the Company disputes that Mr. Fried is entitled to advancement in connection with the Melcher litigation. On July 31, 2017, Mr. Fried filed a complaint against the Company in the Court of Chancery for the State of Delaware, in which he alleges that the Company breached advancement obligations to him. On December 7, 2017, the Delaware Chancery Court stayed Mr. Fried’s advancement lawsuit, in favor of arbitration. On January 9, 2018, the Company received Mr. Fried’s demand for arbitration against the Company with respect to the same matter. Regardless of the outcome of Mr. Fried’s advancement action against the Company, Mr. Fried is required to reimburse the Company for any amounts advanced to him if it is ultimately determined that Mr. Fried is not entitled to indemnification in connection with the Melcher litigation. In addition, the Company believes that it has indemnification rights against the former stockholders of Face It (including Mr. Fried) for all losses that are incurred by the Company in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against the Company.

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods presented (in thousands).

	Three Months Ended
	March 31, 2018	March 31, 2017
United States	$55,171	$44,358
International	3,734	2,656
Total revenue	$58,905	$47,014

The following table summarizes total property and equipment, net in the respective locations (in thousands).

	March 31, 2018	December 31, 2017
United States	$19,091	$17,949
International	1,785	1,939
Property and equipment, net	$20,876	$19,888

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2018 and 2017, subscription and related usage fees accounted for 92% and 94% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Key GAAP Operating Results
Our revenue increased to $58.9 million for the three months ended March 31, 2018 from $47.0 million for the three months ended March 31, 2017. Revenue growth has primarily been driven by our larger clients. For each of the three months ended March 31, 2018 and 2017, no single client accounted for more than 10% of our total revenue. As of March 31, 2018, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 2,000 agent seats. We had net loss of $0.6 million in the three months ended March 31, 2018 compared to net loss of $5.3 million in the three months ended March 31, 2017.
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
Key Operating and Non-GAAP Financial Performance Metrics
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	March 31, 2018	March 31, 2017
Annual Dollar-Based Retention Rate	98%	99%
Our Dollar-Based Retention Rate declined year over year primarily due to the termination of one customer for non-payment and the bankruptcy of another customer.
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
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(607)	$(5,255)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,320	2,095
Stock-based compensation (2)	5,325	3,129
Interest expense	810	882
Interest income and other	(398)	(118)
Legal settlement (3)	—	1,700
Legal and indemnification fees related to settlement (3)	—	135
Provision for income taxes	45	49
Adjusted EBITDA	$7,495	$2,617

(1)	Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Cost of revenue	$1,794	$1,576
Research and development	194	206
Sales and marketing	29	30
General and administrative	303	283
Total depreciation and amortization	$2,320	$2,095

(2)	See Note 7 of the notes to condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.

(3)	Represents settlement amount, legal and indemnification fees related to the settlement of a litigation.
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
The adoption of ASC 606, the new revenue recognition guidance, in January 2018 did not have a material impact on the recognition or timing of revenue. See Note 2 of notes to condensed consolidated financial statements in this report for additional information.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. Prior to the adoption of ASC 606, we expensed sales commissions associated with the acquisition of client contracts as incurred in the period the contract is acquired. Upon the adoption of ASC 606 in January 2018, a significant amount of our sales commission expenses have been deferred over an expected benefit period of five years as required by ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. See Note 2 of notes to condensed consolidated financial statements in this report for additional information. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, while we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, with the adoption of ASC 606 in January 2018, we expect sales and marketing expense as a percentage of revenue to decrease in our consolidated statements of operations due to the deferral of a significant portion of sales commissions as required by ASC 340-40.
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
Results of Operations for the Three Months Ended March 31, 2018 and 2017
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	100%	100%
Cost of revenue	42%	42%
Gross profit	58%	58%
Operating expenses:
Research and development	13%	15%
Sales and marketing	30%	34%
General and administrative	15%	18%
Total operating expenses	58%	67%
Loss from operations	—%	(9)%
Other income (expense), net:
Interest expense	(1)%	(2)%
Interest income and other	—%	—%
Total other income (expense), net	(1)%	(2)%
Loss before income taxes	(1)%	(11)%
Provision for income taxes	—%	—%
Net loss	(1)%	(11)%

Revenue

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

	(in thousands, except percentages)
Revenue	$58,905	$47,014	$11,891	25%
The increase in revenue for the three months ended March 31, 2018 compared to the same period of 2017 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. The adoption of ASC 606 in January 2018 did not have a material impact on the recognition or timing of revenue.

Cost of Revenue

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$24,702	$19,971	$4,731	24%
% of Revenue	42%	42%
The increase in cost of revenue for the three months ended March 31, 2018 compared to the same period of 2017 was primarily due to a $2.0 million increase in third party hosted software costs driven by increased client activities and change in timing of the release of deferred cost as required by ASC 340-40 in connection with the adoption of the new revenue standard, a $1.5 million increase in cash-based personnel costs driven mainly by increased headcount, and a $0.6 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage.
Gross Profit

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$34,203	$27,043	$7,160	26%
% of Revenue	58%	58%
The increase in gross profit for the three months ended March 31, 2018 compared to the same period of 2017 was primarily due to increases in subscription and usage revenues. Gross margin remained consistent for the three months ended March 31, 2018 compared to the same period of 2017.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

	(in thousands, except percentages)
Research and development	$7,772	$6,847	$925	14%
% of Revenue	13%	15%
The increase in research and development expenses for the three months ended March 31, 2018 compared to the same period of 2017 was primarily due to a $0.9 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$17,478	$15,778	$1,700	11%
% of Revenue	30%	34%
The increase in sales and marketing expenses for the three months ended March 31, 2018 compared to the same period of 2017 was primarily due to a $2.0 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher fair value of employee equity awards due primarily to our increased stock price, offset in part by a $0.8 million decrease in sales commission expense resulting from the adoption of the new accounting guidance in January 2018. The new accounting guidance requires us to capitalize incremental costs of obtaining contracts with customers consisting primarily of sales commissions. Accordingly, our sales commission expense for the first quarter of 2018 decreased by approximately $1.7 million. See Note 2 for additional information. These increases, as well as the remainder of the increased sales and marketing expenses, were primarily due to the execution of our growth strategy to acquire new clients, to increase the number of agent seats within our existing client base, and to establish brand awareness.
General and Administrative

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$9,103	$8,860	$243	3%
% of Revenue	15%	18%
The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the same period of 2017 was primarily due to a $1.3 million increase in stock-based compensation costs mainly due to higher fair value of employee equity awards driven by our increased stock price, a $0.6 million increase in cash-based personnel-related costs driven by increased headcount, offset in part by a $1.8 million settlement and legal costs incurred in the first quarter of 2017.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(810)	$(882)	$72	8%
Interest income and other	398	118	280	237%
Total other income (expense), net	$(412)	$(764)	$352	46%
% of Revenue	(1)%	(2)%
The favorable change in other income (expense), net for the three months ended March 31, 2018 compared to the same period of 2017 was primarily due to a $0.3 million gain from the sale of our convertible notes held for investment. See Note 3 for additional information.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings. As of March 31, 2018, we had cash and cash equivalents totaling $80.7 million.
As of March 31, 2018, we had a total of $32.6 million outstanding under the Revolving Credit Facility governed by our 2016 Loan and Security Agreement as described below. On August 1, 2016, we entered into a loan agreement (“2016 Loan and Security Agreement”) with two lenders for a new revolving credit facility (“Revolving Credit Facility”) of up to $50.0 million. The Revolving Credit Facility matures on August 1, 2019. Under the terms of the Revolving Credit Facility, the balance outstanding cannot exceed our trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as described above under the heading “Annual Dollar-Based Retention Rate”). The Revolving Credit Facility carries a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA is negative at the end of any fiscal quarter. As of March 31, 2018, the amount available for additional borrowings was $17.4 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change
Net cash provided by operating activities	$7,997	$159	$7,838	4,930%
Net cash provided by (used in) investing activities	1,490	(514)	2,004	390%
Net cash provided by (used in) financing activities	2,242	(1,315)	3,557	270%
Net increase (decrease) in cash and cash equivalents	$11,729	$(1,670)	$13,399	802%

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
During the three months ended March 31, 2018, net cash provided by operating activities was $8.0 million compared to $0.2 million for the same period of 2017. The increase was due to a $6.8 million favorable impact from a decrease in net loss after adjusting for non-cash expenses and a $1.0 million favorable change in net cash flows from operating assets and liabilities.
During the three months ended March 31, 2018, cash inflows from changes in operating assets and liabilities was $1.2 million compared to $0.2 million for the same period of 2017, resulted in an overall improvement of $1.0 million. This improvement was primarily due to a favorable change of $2.1 million in accounts receivable attributed to increased collections from clients and $1.3 million in accounts payable due to timing of payments, offset in part by an unfavorable change of $1.7 million in deferred contract acquisition costs due to the deferral of incremental sales commissions as required by the new accounting guidance in connection with the adoption of ASC 606, and $0.8 million in deferred revenue primarily driven by the adoption of ASC 606. See Note 2 for more information on the adoption impact of ASC 606.
Cash Flows from Investing Activities
Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2018 compared to net cash used $0.5 million for the same period in 2017. The favorable change was primarily driven by the $1.9 million cash proceeds from the sale of our investment during the three months ended March 31, 2018. See Note 3. Our most significant capital expenditures have been investments in our software and equipment for our data centers. We expect such capital investment will continue in the future.

Cash Flows from Financing Activities
Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2018 compared to net cash used of $1.3 million for the same period in 2017. This favorable change was primarily driven by a $4.0 million increase in cash received from stock option exercises during the three months ended March 31, 2018.
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
Revenue Recognition
Revenue is recognized when control of the promised services are transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all of our revenue from contracts with customers. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. We then look to how services are transferred to the customer in order to determine the timing of revenue recognition. Most services provided under our agreements result in the transfer of control over time.
Our revenue consists of subscription services and related usage as well as professional services. We charge clients subscription fees, usually billed on a monthly basis, for access to our VCC solution. The monthly subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of our software.
We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats and sometimes with a minimum number of agent seats required. Larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees (including bundled plans) are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance for our solution and upgrades and enhancements to the VCC cloud platform on a when-and-if-available basis, which are not billed separately.
Professional services are primarily billed on a fixed-fee basis and are performed by us directly or, alternatively, clients may also choose to perform these services themselves or engage their own third-party service providers.
The estimation of variable consideration for each performance obligation requires us to make some subjective judgments. In the early stages of our larger contracts, we must estimate variable consideration to be included in the transaction fee, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved, in order to allocate the overall transaction fee on a relative stand-alone selling price basis to our multiple performance obligations. This requires the estimate of unit quantities, especially during the initial ramp period of the contract, during which we bill under an ‘actual usage’ model for subscription-related services.
We recognize revenue on fixed fee professional services performance obligations based on the proportion of labor hours expended compared to the total hours expected to complete the related performance obligation.
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. We record USF contributions and other regulatory costs on a gross basis in our condensed consolidated statements of operations and comprehensive loss and record surcharges and sales, use and excise taxes billed to our clients on a net basis. The cost of gross USF contributions payable to the USAC and suppliers is presented as a cost of revenue in the condensed consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
Off Balance Sheet Arrangements
As of March 31, 2018, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment, debt agreements (see Note 6), operating leases agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and did not change materially during the three months ended March 31, 2018 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases and certain hosting and telecommunications agreements. As of March 31, 2018, the total minimum future payment commitments under these capital leases added during the three months ended March 31, 2018 were approximately $3.7 million, of which $1.1 million is due during the remainder of 2018, with the remaining $2.6 million due in 2019 to 2021.
During the three months ended March 31, 2018, we entered into various hosting and telecommunications agreements for terms of 12 to 36 months commencing on various dates in 2018. These agreements require us to make monthly payments over the service term in exchange for certain network services. Our total minimum future payment commitments under these agreements are $2.1 million.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our exposure to market risk has not changed materially since December 31, 2017.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018.
Based on management’s evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers. We implemented changes to our processes and control activities related to commission expense capitalization and amortization. Although the new standard is expected to have an immaterial impact on our ongoing revenue, we also implemented changes to our processes and control activities addressing the five-step model provided in the new revenue standard and the new disclosure requirements. The new process and control activities implemented include new training, ongoing contract review requirements, and controls around information used in disclosures.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
For the three months ended March 31, 2018, our revenue was $58.9 million, which increased by $11.9 million, or 25%, from $47.0 million for the same period of 2017. For the years ended December 31, 2017, 2016 and 2015, our revenues were $200.2 million, $162.1 million, and $128.9 million, respectively, representing year-over-year growth of 24% and 26%, respectively. In the future, as our revenue increases, our quarterly or annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:

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
Moreover, we continue to expand our headcount and operations. We grew from 807 employees as of March 31, 2017 to 873 employees as of March 31, 2018. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, unauthorized use of our systems, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information, leading to litigation, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause clients to lose confidence in our solution. In April 2017, we were notified that third parties were suspected of having unlawfully acquired some of our clients’ information. We conducted an investigation, believe this acquisition was the result of a vulnerability that has now been remediated, and notified clients we determined may have been impacted. Expenses related to this incident were not material.
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
To date, we have not generated significant revenues outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.

We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses in each period since our inception in 2001, with the exceptions of the three months ended December 31, 2016 and September 30, 2017. We incurred net losses of $0.6 million and 5.3 million in the three months ended March 31, 2018 and 2017, respectively, and a net loss of $9.0 million in the year ended December 31, 2017. As of March 31, 2018, we had an accumulated deficit of $151.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Our former Chief Executive Officer resigned for health reasons (though he remains as Executive Chairman of our Board of Directors) effective December 2, 2017, resulting in the appointment of our Chief Financial Officer as Interim Chief Executive Officer, the promotion of our EVP of Global Sales and Services to President, and the commencement of a search for a new Chief Executive Officer. On May 1, 2018, we announced the appointment, effective as of May 3, 2018, of a new Chief Executive Officer. In connection with this appointment, our Chief Financial Officer will no longer serve as Interim Chief Executive Officer, but will continue to serve as our Chief Financial Officer.
Our success depends, in part, upon the performance and continued services of our key executive officers. If our new executive leadership team fails to perform effectively or if we fail to retain these executives or other members of our executive leadership team, our business, financial condition or results of operations could be harmed. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. If we fail to attract new personnel or fail to retain and motivate our current personnel, particularly our senior executives, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
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
We have a substantial amount of debt. As of March 31, 2018, we had approximately $32.6 million in principal amount outstanding under our Revolving Credit Facility entered into on August 1, 2016 and a $0.2 million FCC civil penalty payable to the U.S. Treasury. See Note 6 of the notes to condensed consolidated financial statements.
Our Revolving Credit Facility is collateralized by substantially all of our assets and contains a number of covenants that limit our ability to, among other things, sell assets, make acquisitions or investments, incur debt, grant liens, pay dividends, enter into transactions with our affiliates and use all of our available cash on hand and may prevent us from engaging in acts that may be in our best long-term interests. The amount of our current total debt and the collateral pledged under the Revolving Credit Facility and the covenants to which we are bound may prevent us from being able to timely secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
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
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses, having only completed one small acquisition in 2013. In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from our future acquired businesses due to a number of factors, including:

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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. Beginning with our annual report for the year ended December 31, 2017, our independent registered public accounting firm was required to provide this attestation, which has and will continue to increase our cost and expense.
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
We are no longer an “emerging growth company” as defined in the JOBS Act. While we were an emerging growth company, we were able to take advantage of certain exemptions from reporting requirements that are applicable to other public companies. Compliance with these additional laws, rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.
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
For example, in May 2014, the FASB issued new revenue recognition rules under Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”), which included a single set of rules and criteria for revenue recognition to be used across all industries. We adopted this new standard in January 2018 using a modified retrospective method. With the adoption of this standard, the timing of our commission expense recognition changed, which caused fluctuations in our operating results. See Note 2 of the notes to condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements. The application of new accounting guidance including ASC 606 will be based on all information available to us as of the date of adoption and up through subsequent interim reporting, including transition guidance published by the standard setters. However, the interpretation of these new standards will continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. As a result, changes in the interpretation of these rules could result in material adjustments to our application of the new guidance, which could have a material effect on our results of operations and financial condition. Additionally, any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Our success and ability to compete depend in part upon our intellectual property. As of March 31, 2018, our intellectual property portfolio included seven registered U.S. trademarks, 10 issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of March 31, 2018, we also had two issued patents, two pending patent applications and 11 trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services are performed, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed that we are infringing upon their intellectual property rights. For example, NobelBiz, Inc., or NobelBiz, filed a patent infringement lawsuit against us alleging that our local caller ID management service infringed on certain of its patents. In December 2017, the lawsuit was settled and the case was dismissed in its entirety.
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
We have accrued a contingent liability of $1.4 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 of the notes to condensed consolidated financial statements.
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
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty, of which $0.2 million in principal remained outstanding as of March 31, 2018. The consent decree also requires us to adopt certain internal regulatory compliance monitoring and training requirements, and to report on the status of those compliance efforts to the FCC’s Enforcement Bureau during a period of three years. Our implementation of the internal regulatory compliance monitoring and training requirements were completed in August 2015, and the annual compliance reporting to the FCC will continue until June 2018. To the extent that we do not comply with these obligations, we could be subject to further enforcement action, including fines and penalties, by the FCC. See Note 10 of the notes to condensed consolidated financial statements.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the three months ended March 31, 2018, the sale price per share of our common stock ranged from a low of $22.55 to a high of $32.47. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	sales of our common stock by us or our significant stockholders, or the public announcement of same;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant technical innovations, financings, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the software as a service industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	security breaches or incidents impacting our clients or their customers;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

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
The future registration of shares of our common stock may cause our stock price to decline, even before such shares are actually sold in the market. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.

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
The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
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
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our Revolving Credit Facility prohibits us and our subsidiaries from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. Accordingly, holders of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*+	Offer Letter dated August 12, 2013 between the Registrant and Gaurav Passi
10.2+	Five9, Inc. 2018 Executive Bonus Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018 (File No. 001-36383) and incorporated by reference herein)
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
+ Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	May 1, 2018	By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)