Form 10-Q
period 2018-06-30
Five9, Inc.
filed 2018-08-06
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes:  ☐   No:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 26, 2018, there were 58,304,771 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, and include the following:

•
our quarterly and annual results may fluctuate significantly, including as a result of the timing and success of new product and feature introductions by us, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;

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

•	we have a history of losses and we may be unable to achieve or sustain profitability;

•	the contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new products in order to maintain and grow our business;

•	we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs;

•	we may not have sufficient cash to service our convertible senior notes and repay such notes, if required; and

•	failure to comply with laws and regulations could harm our business and our reputation.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,162	$68,947
Marketable investments	108,140	—
Accounts receivable, net	20,167	19,048
Prepaid expenses and other current assets	8,437	4,840
Deferred contract acquisition costs	8,083	—
Total current assets	310,989	92,835
Property and equipment, net	22,019	19,888
Intangible assets, net	841	1,073
Goodwill	11,798	11,798
Other assets	1,026	2,602
Deferred contract acquisition costs — less current portion	18,393	—
Total assets	$365,066	$128,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,035	$4,292
Accrued and other current liabilities	13,615	11,787
Accrued federal fees	1,638	1,151
Sales tax liability	1,201	1,326
Notes payable	31	336
Capital leases	7,442	6,651
Deferred revenue	14,750	13,975
Total current liabilities	44,712	39,518
Convertible senior notes	190,615	—
Revolving line of credit	—	32,594
Sales tax liability — less current portion	928	1,044
Capital leases — less current portion	7,869	7,161
Other long-term liabilities	1,436	1,041
Total liabilities	245,560	81,358
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 58,276 shares and 56,632 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	58	57
Additional paid-in capital	273,373	222,202
Accumulated deficit	(153,925)	(175,421)
Total stockholders’ equity	119,506	46,838
Total liabilities and stockholders’ equity	$365,066	$128,196
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$61,120	$47,727	$120,025	$94,741
Cost of revenue	24,814	20,273	49,516	40,244
Gross profit	36,306	27,454	70,509	54,497
Operating expenses:
Research and development	8,367	6,836	16,139	13,683
Sales and marketing	17,912	16,932	35,390	32,710
General and administrative	9,833	6,845	18,936	15,705
Total operating expenses	36,112	30,613	70,465	62,098
Income (loss) from operations	194	(3,159)	44	(7,601)
Other income (expense), net:
Interest expense	(2,378)	(888)	(3,188)	(1,770)
Interest income and other	206	90	604	208
Total other income (expense), net	(2,172)	(798)	(2,584)	(1,562)
Loss before income taxes	(1,978)	(3,957)	(2,540)	(9,163)
Provision for income taxes	64	50	109	99
Net loss	$(2,042)	$(4,007)	$(2,649)	$(9,262)
Net loss per share:
Basic and diluted	$(0.04)	$(0.07)	$(0.05)	$(0.17)
Shares used in computing net loss per share:
Basic and diluted	57,903	54,723	57,453	54,208
Comprehensive Income (Loss):
Net loss and comprehensive loss	$(2,042)	$(4,007)	$(2,649)	$(9,262)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(2,649)	$(9,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,769	4,365
Amortization of premium on marketable investments	(43)	—
Provision for doubtful accounts	66	45
Stock-based compensation	12,122	6,983
Gain on sale of convertible note held for investment	(312)	—
Non-cash adjustment on investment	(40)	(161)
Amortization of debt discount and issuance costs	40	40
Amortization of discount and issuance costs on convertible senior notes	1,733	—
Accretion of interest	44	10
Others	(19)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	(2,426)
Prepaid expenses and other current assets	(3,140)	(4,106)
Deferred contract acquisition costs	(3,338)	—
Other assets	4	166
Accounts payable	1,493	1,187
Accrued and other current liabilities	2,415	909
Accrued federal fees and sales tax liability	246	171
Deferred revenue	1,170	2,025
Other liabilities	261	311
Net cash provided by operating activities	13,708	243
Cash flows from investing activities:
Purchases of marketable investments	(109,506)	—
Proceeds from maturities of marketable investments	1,400	—
Purchases of property and equipment	(1,092)	(1,178)
Proceeds from sale of convertible note held for investment	1,923	—
Net cash used in investing activities	(107,275)	(1,178)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $7,946	250,804	—
Payments for capped call transactions	(31,412)	—
Proceeds from exercise of common stock options	5,821	2,303
Proceeds from sale of common stock under ESPP	2,884	1,800
Repayments on revolving line of credit	(32,594)	—
Payments of notes payable	(318)	(400)
Payments of capital leases	(4,403)	(3,741)
Net cash provided by (used in) financing activities	190,782	(38)
Net increase (decrease) in cash and cash equivalents	97,215	(973)
Cash and cash equivalents:
Beginning of period	68,947	58,122
End of period	$166,162	$57,149
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,457	$1,691
Cash paid for income taxes	$67	$69
Non-cash investing and financing activities:
Equipment obtained under capital lease	$4,993	$4,012
Equipment purchased and unpaid at period-end	$737	$51
See accompanying notes to the unaudited condensed consolidated financial statements.

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
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. The Company’s cash equivalents consist of investments in U.S. agency securities, commercial paper, certificates of deposit and money market funds.
Marketable Investments
The Company’s marketable investments consist of U.S agency securities and government sponsored securities, U.S. treasury securities, certificates of deposit, corporate bonds and commercial paper. The Company determines the appropriate classification of its investments in marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale. Marketable investments are carried at fair value.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. Other than the accounting policies discussed in Note 2 related to the adoption of ASC 606, there has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2018. See Note 2 for the updated accounting policies.

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
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applying to all contracts. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented, or “ASC 605.” In connection with the adoption of ASC 606, the Company also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and ASC 340-40 as the “new standard.”
Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, commissions and deferred commissions as discussed below. The Company recorded a net reduction to opening accumulated deficit of $24.1 million as of January 1, 2018 due to the cumulative impact of adopting the new standard. The primary impact of adopting the new standard related to the deferral of $23.1 million in incremental commission costs of obtaining subscription contracts. Under ASC 605, the Company expensed all commission costs as incurred. Under the new standard, the Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. The remaining $1.0 million impact of adopting the new standard related to revenue being recognized earlier than it would have been under ASC 605.
Practical Expedients and Exemptions
The Company applies a practical expedient that permits the Company to apply ASC 340-40 to a single portfolio of contracts, as they are similar in their characteristics, and the financial statement effects of applying ASC 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio.
Additionally, the Company has elected the optional exemption which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less.

Impact on Condensed Consolidated Financial Statements
Select condensed consolidated balance sheet line items, which reflects the adoption impact of the new standard, are as follows:

	June 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Assets:
Accounts receivable, net	$20,167	$20,064	$103
Prepaid expenses and other current assets	8,437	8,075	362
Deferred contract acquisition costs	26,476	—	26,476
Liabilities:
Deferred revenue - current	14,750	16,002	(1,252)
Shareholders’ Equity:
Accumulated deficit	(153,925)	(182,118)	28,193
Select condensed consolidated statement of operations line items, which reflects the adoption of the new standard, are as follows:

	Three Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$61,120	$60,772	$348
Cost of revenue	24,814	24,668	146
Gross profit	36,306	36,104	202
Sales and marketing	17,912	19,588	(1,676)
Income (loss) from operations	194	(1,684)	1,878
Net loss	(2,042)	(3,920)	1,878
Basic and diluted net loss per share	$(0.04)	$(0.07)	$0.03

	Six months ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$120,025	$118,924	$1,101
Cost of revenue	49,516	49,125	391
Gross profit	70,509	69,799	710
Sales and marketing	35,390	38,728	(3,338)
Income (loss) from operations	44	(4,004)	4,048
Net loss	(2,649)	(6,697)	4,048
Basic and diluted net loss per share	$(0.05)	$(0.12)	$0.07

Select condensed consolidated cash flow line items, which reflects the adoption of the new standard, are as follows:

	Six months ended June 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Accounts receivable	$(1,114)	$(1,011)	$(103)
Prepaid expenses and other current assets	(3,140)	(2,778)	(362)
Deferred contract acquisition costs	(3,338)	—	(3,338)
Deferred revenue	1,170	2,422	(1,252)
Net cash provided by operating activities	13,708	13,708	—
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
The Company’s revenue consists of subscription services and related usage as well as professional services. The Company charges clients subscription fees, usually billed on a monthly basis, for access to the Company’s Virtual Contact Center, or VCC, solution. The monthly subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. A small percentage of the Company’s clients subscribe to its platform but purchase telephony usage directly from a wholesale telecommunications service provider. The Company does not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. The Company also offers bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of the Company’s software.
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

The estimation of variable consideration for each performance obligation requires the Company to make some subjective judgments resulting in estimated variable consideration that is included in the transaction fee. This is done to the extent that it is probable, in the Company’s judgment, that a significant reversal in the amount of cumulative revenue recognized under the contract will not occur. The Company estimates the variable consideration in order to allocate the overall transaction fee on a relative stand-alone selling price basis to its multiple performance obligations. This requires the estimate of unit quantities, especially during the initial ramp period of the contract, during which the Company bills under an ‘actual usage’ model for subscription-related services.
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
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Company records Universal Service Fund, or USF, contributions and other regulatory costs on a gross basis in its condensed consolidated statements of operations and comprehensive loss and records surcharges and sales, use and excise taxes billed to its clients on a net basis. The cost of gross USF contributions payable to the Universal Service Administrative Company, or USAC, and suppliers is presented as a cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to the Company’s clients are presented in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11 for more information.
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2018	January 1, 2018
Accounts receivable, net	$20,167	$19,151

Deferred contract acquisition costs:
Current	$8,083	$7,059
Non-current	18,393	16,079
Total deferred contract acquisition costs	$26,476	$23,138

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$991	$736
Contract liabilities (deferred revenue)	14,750	13,568
Net contract assets (liabilities)	$(13,759)	$(12,832)
The Company receives payments from customers based upon billing cycles. Invoice payment terms are usually 30 days or less. Accounts receivable are recorded when the right to consideration becomes unconditional.
Deferred contract acquisition costs are recorded when incurred and are amortized over a customer benefit period of five years.

The Company’s contract assets consist of unbilled amounts typically resulting from professional services revenue recognition when it exceeds the total amounts billed to the customer. The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized.
In the three and six months ended June 30, 2018, the Company recognized revenue of $1.6 million and $8.1 million, respectively, related to its contract liabilities at January 1, 2018.
Deferred Contract Acquisition Costs
In connection with the adoption of ASC 340-40, the Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed and related incremental fringe benefits. As of January 1, 2018, the date of ASC 340-40 adoption, the Company had $23.1 million capitalized in deferred contract acquisition costs related to contracts where the benefit period had not yet expired. In the three and six months ended June 30, 2018, amortization from amounts capitalized was $2.0 million and $3.9 million, respectively, and amounts expensed as incurred was $0.5 million and $1.0 million, respectively. As of June 30, 2018, the Company had no impairment loss in relation to costs capitalized.
Remaining Performance Obligations
As of June 30, 2018, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $64.0 million. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent the unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of June 30, 2018 were as follows (in thousands):

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,156	$1	$0	$4,157
U.S. treasury	989	—	—	989
U.S. agency securities and government sponsored securities	94,879	7	(16)	94,870
Commercial paper	3,131	—	—	3,131
Corporate bonds	4,994	—	(1)	4,993
Total	$108,149	$8	$(17)	$108,140
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position as of June 30, 2018 (in thousands):

	June 30, 2018
	Less than 12 months
	Gross Unrealized Losses	Fair Value
Certificates of deposit	$0	$249
U.S. agency securities and government sponsored securities	(16)	32,767
Corporate bonds	(1)	4,993
Total	$(17)	$38,009
The contractual maturities of the Company’s marketable investments as of June 30, 2018 were less than one year.
Fair Value Measurements
The Company carries cash equivalents and marketable investments at fair value. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 — Observable inputs which include unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 inputs, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.
The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Commercial paper	$—	$500	$—	$500
Money market funds	75,765	—	—	75,765
Certificates of deposit	—	498	—	498
U.S. agency securities	—	35,157	—	35,157
Total cash equivalents	$75,765	$36,155	$—	$111,920
Marketable investments
Certificates of deposit	—	4,157	—	4,157
U.S. treasury	989	—	—	989
U.S. agency securities and government sponsored securities	—	94,870	—	94,870
Commercial paper	—	3,131	—	3,131
Corporate bonds	—	4,993	—	4,993
Total marketable investments	$989	$107,151	$—	$108,140

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$20,092	$—	$—	$20,092
Other Assets
Embedded conversion option held for investment	—	—	984	984
In March 2018, the Company received proceeds of $1.9 million from the conversion and sale of a convertible note with a carrying value of $1.6 million. Proceeds from the sale of the investment totaled $2.1 million. The Company expects to receive the remainder of the proceeds in 2019.
As of June 30, 2018, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 was $269.7 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s 0.125% convertible senior notes due 2023.
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2018.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash	$54,242	$48,855
Commercial paper	500	—
Money market funds	75,765	20,092
Certificates of deposit	498	—
U.S. agency securities	35,157	—
Cash and cash equivalents	$166,162	$68,947
As of June 30, 2018, the Company was required to maintain $25.0 million of unrestricted cash and cash equivalents deposited with two lenders in connection with its credit agreement as a compensating balance. The credit agreement was terminated on July 1, 2018. See Note 6.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Trade accounts receivable	$19,378	$17,481
Unbilled trade accounts receivable, net of advance client deposits	817	1,600
Allowance for doubtful accounts	(28)	(33)
Accounts receivable, net	$20,167	$19,048
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	$5,394	$2,437
Other current assets	2,052	2,403
Contract assets	991	—
Prepaid expenses and other current assets	$8,437	$4,840
Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer and network equipment	$47,933	$47,195
Computer software	7,571	6,974
Internal-use software development costs	500	500
Furniture and fixtures	1,458	1,282
Leasehold improvements	797	801
Property and equipment	58,259	56,752
Accumulated depreciation and amortization	(36,240)	(36,864)
Property and equipment, net	$22,019	$19,888
Depreciation and amortization expense associated with property and equipment was $2.3 million and $4.5 million for the three and six months ended June 30, 2018, respectively, and $2.2 million and $4.1 million for the three and six months ended June 30, 2017, respectively.

Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and was as follows (in thousands):

	June 30, 2018	December 31, 2017
Gross	$48,020	$46,624
Less: accumulated depreciation and amortization	(30,034)	(30,438)
Total	$17,986	$16,186
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation and benefits	$9,945	$8,657
Accrued expenses	3,670	3,130
Accrued and other current liabilities	$13,615	$11,787
5. Intangible Assets
The components of intangible assets were as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,653)	$807	$2,460	$(1,478)	$982
Customer relationships	520	(489)	31	520	(437)	83
Domain names	50	(47)	3	50	(42)	8
Total	$3,030	$(2,189)	$841	$3,030	$(1,957)	$1,073

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.2 million for each of the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2018	$210
2019	351
2020	280
Total	$841

6. Debt
0.125% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $225.0 million aggregate principal amount of 0.125% convertible senior notes due May 1, 2023 in a private offering and an additional $33.75 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option of the initial purchasers (collectively the “Notes”). The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $250.7 million.

Each $1,000 principal amount of the Notes will initially be convertible into 24.4978 shares of our common stock (the “Conversion Option”) which is equivalent to an initial conversion price of approximately $40.82 per share of common stock, subject to adjustment upon the occurrence of specified events. The Notes will be convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change (as defined in the indenture governing the Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.
During the three months ended June 30, 2018, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended June 30, 2018 and were classified as long-term debt.
The Company may not redeem the Notes prior to May 5, 2021. The Company may redeem for cash all or any portion of the Notes, at its option, on or after May 5, 2021 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which it provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.
The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including all amounts outstanding under the Company’s senior secured credit facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $63.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded in additional paid-in-capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 6.39%.
In accounting for the debt issuance cost of $8.1 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $6.1 million and is being amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
The net carrying amount of the liability component of the Notes is as follows (in thousands):

June 30, 2018
Principal	$258,750
Unamortized debt discount	(62,174)
Unamortized issuance costs	(5,961)
Net carrying amount	$190,615
The net carrying amount of the equity component of the Notes is as follows (in thousands):

June 30, 2018
Debt discount for conversion option	$63,756
Issuance costs	(1,998)
Net carrying amount	$61,758
Interest expense related to the Notes is as follows (in thousands):

Three Months Ended June 30, 2018
Contractual interest expense	$48
Amortization of debt discount	1,582
Amortization of issuance costs	151
Total interest expense	$1,781
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The initial cap price of the Capped Call Transactions is $62.80 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments, approximately 6.3 million shares of the Company’s common stock. For accounting purposes, the Capped Call Transactions are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Call Transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $31.4 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital.
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Notes is as follows (in thousands):

Conversion option	$63,756
Payments for capped call transactions	(31,412)
Issuance costs	(1,998)
Total	$30,346
2016 Loan and Security Agreement
In August 2016, the Company entered into a loan and security agreement, or the 2016 Loan and Security Agreement, with the lenders party thereto and City National Bank, as agent for such lenders. The 2016 Loan and Security Agreement provided for a revolving line of credit, of up to $50.0 million and was scheduled to mature on August 1, 2019. The revolving line of credit bore a variable interest rate equal to the prime rate plus 0.50%, subject to a 0.25% increase if the Company’s adjusted EBITDA was negative at the end of any fiscal quarter. The Company was also required to pay a commitment fee equal to 0.25% of the unused portion of the revolving line of credit as well as an anniversary fee of $31,250 on each of August 1, 2017 and 2018. The obligations of the Company under the 2016 Loan and Security Agreement were guaranteed by its subsidiary, Five9 Acquisition LLC, and were secured by a first priority lien on substantially all of the assets of the Company and Five9 Acquisition LLC. In May 2018, the Company paid off the then outstanding principal balance of the revolving line of credit and on July 1, 2018, the Company terminated the 2016 Loan and Security Agreement.
Under the terms of the 2016 Loan and Security Agreement, the outstanding balance could not exceed the Company’s trailing four months of MRR (monthly recurring revenue including subscription and usage) multiplied by the average trailing 12 month dollar based retention rate (calculated on the same basis as in the Company’s periodic reports filed with the SEC). The 2016 Loan and Security Agreement contained certain customary covenants, including the requirement that the Company maintain $25.0 million of unrestricted cash deposited with the lenders for the term of the agreement, a minimum liquidity ratio of unrestricted cash and accounts receivable to the outstanding amounts under the 2016 Loan and Security Agreement, as well as customary events of default. Under the 2016 Loan and Security Agreement, the Company was also prohibited from declaring dividends or making other distributions on capital stock. The Company was in compliance with the covenants as of June 30, 2018.
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission, or FCC, Enforcement Bureau, in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its then present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from ‘Accrued federal fees’ to ‘Notes payable.’ The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and is being recognized as interest expense over the payment term of the civil penalty. As of June 30, 2018, the Company did not have any outstanding obligations under the civil penalty. As of December 31, 2017, the outstanding civil penalty payable was $0.3 million, of which the net carrying value was $0.3 million, and was included as ‘Notes payable’ in the accompanying condensed consolidated balance sheet.
As of June 30, 2018 and December 31, 2017, the Company’s outstanding debt is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Note payable - FCC civil penalty, gross	$—	$333
Less: discount	—	(7)
Note payable, net carrying value	—	326
Convertible senior notes	190,615	—
Revolving line of credit	—	32,594
Interest accretion under 2016 line of credit	31	10
Total debt, net carrying value	$190,646	$32,930
Less: current portion of debt *	$31	$336
Total debt, less current portion **	$190,615	$32,594

* Included in ‘Notes payable’ in the condensed consolidated balance sheets.
** Included in ‘Convertible senior notes’ and ‘Revolving line of credit’ as of June 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

Maturities of the Company’s outstanding debt as of June 30, 2018 are as follows (in thousands):

Period	Amount to Mature
2018	$31
2023	258,750
Total	$258,781

7. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2018 and December 31, 2017, the Company had 58,275,511 and 56,631,647 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2018 and December 31, 2017, the Company had no shares of preferred stock issued and outstanding.
Warrants
As of June 30, 2018 and December 31, 2017, the Company had outstanding warrants to purchase 13,013 shares of common stock with a weighted-average exercise price of $5.76 per share. The warrants outstanding as of June 30, 2018 will expire on October 18, 2023.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

June 30, 2018
Stock options outstanding	3,333
Restricted stock units outstanding	2,705
Shares available for future grant under 2014 Plan	8,666
Shares available for future issuance under ESPP	1,801
Common stock warrants outstanding	13
Total shares of common stock reserved	16,518

Equity Incentive Plans
Prior to the initial public offering (“IPO”), the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”).
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

The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2018 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	4,047	$8.00
Options granted (weighted average grant date fair value of $14.14 per share)	268	30.37
Options exercised	(974)	5.93
Options forfeited or expired	(8)	4.68
Outstanding as of June 30, 2018	3,333	$10.41	6.4	$80,524

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $34.57 per share as of June 30, 2018 for all in-the-money stock options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity during the six months ended June 30, 2018 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2017	2,033	$12.81
RSUs granted	1,285	30.51
RSUs vested and released	(534)	12.25
RSUs forfeited	(79)	17.64
Outstanding as of June 30, 2018	2,705	$21.18

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
During the six months ended June 30, 2018, 136,321 shares were purchased on May 15, 2018 at a price of $21.16 per share under the ESPP.

Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of revenue	$853	$575	$1,531	$1,009
Research and development	1,064	801	1,941	1,438
Sales and marketing	1,585	1,224	2,947	2,152
General and administrative	3,295	1,254	5,703	2,384
Total stock-based compensation	$6,797	$3,854	$12,122	$6,983

As of June 30, 2018, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$11,366	$56,023	$708
Weighted-average amortization period	2.6 years	3.0 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Expected term (years)	6.1	6.1	6.0	6.2
Volatility	44%	49%	45%	49%
Risk-free interest rate	2.7%	2.0%	2.7%	2.0%
Dividend yield (1)	—	—	—	—

(1)	The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. As the Company had net losses for the three and six months ended June 30, 2018 and 2017, all potentially issuable common shares were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(2,042)	$(4,007)	$(2,649)	$(9,262)
Weighted-average shares of common stock outstanding	57,903	54,723	57,453	54,208
Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.05)	$(0.17)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	June 30, 2018	June 30, 2017
Stock options	3,333	4,791
Restricted stock units	2,705	2,412
Common stock warrants	13	13
Total	6,051	7,216

The Company may settle the conversions of the Notes in cash, shares of the Company’s common stock or any combination thereof at its election. The maximum number of shares of the Company’s common stock issuable at the conversion price of $40.82 per share is expected to be 6.3 million shares. However, the Capped Call Transactions are expected to reduce the potential dilution of the Company’s common stock upon any conversion of Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes. Under the Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $62.80 is expected to be 4.1 million shares. For more information on the Notes and the Capped Call Transactions, see Note 6.
9. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2018 was approximately $64 thousand and $109 thousand, respectively. The provision for income taxes for the three and six months ended June 30, 2017 was approximately $50 thousand and $99 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three and six months ended June 30, 2018 and 2017, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2018 and December 31, 2017. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2018, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, debt agreements (see Note 6), operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2017 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and did not change materially during the six months ended June 30, 2018 except for the acquisition of certain additional data center and network equipment and software under multiple capital leases, and certain hosting and telecommunications agreements. As of June 30, 2018, the total minimum future payment commitments under these capital leases added during the six months ended June 30, 2018 were approximately $6.9 million, of which $1.4 million is due during the remainder of 2018, with the remaining $5.5 million due in 2019 to 2021.
During the six months ended June 30, 2018, the Company entered into or renewed various hosting and telecommunications agreements for terms of 12 to 36 months commencing on various dates in 2018. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company’s total minimum future payment commitments under these agreements are $2.5 million.

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
As of June 30, 2018, the accrued liability on the remaining disputed assessments, including interest and penalties for the period of 2003 through 2007, was $0.8 million offset by $0.7 million in other USF credits.
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
As of June 30, 2018 and December 31, 2017, the Company had accrued liabilities of $1.3 million and $1.5 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.3 million and $0.4 million, respectively, were included in current “Sales tax liability” on the condensed consolidated balance sheets, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, Corp., of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of a lawsuit captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, in the U.S. District Court for the Southern District of California. In the lawsuit, plaintiff Carl Melcher, a purported former stockholder of Face It, and his related investment entity Melcher Family Limited Partnership, allege that Face It repurchased the plaintiffs’ stock in September 2013 before Five9 acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher, by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of the company to Five9. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. To date, the Company has advanced Mr. Fried $62 thousand in connection with this claim. However, the Company disputes that Mr. Fried is entitled to advancement in connection with the Melcher litigation. On January 9, 2018, Mr. Fried initiated an arbitration against the Company in which he alleged that the Company breached advancement obligations to him. On June 11, 2018, the arbitrator ordered the Company to advance the fees Mr. Fried incurs (and has already incurred) in connection with the defense of the Melcher litigation. After the arbitrator’s order, Fried claimed that he is entitled to approximately $0.2 million of fees incurred to date. The Company disputes that amount.
Regardless of the arbitrator’s order, Mr. Fried is required to reimburse the Company for any amounts advanced to him if it is ultimately determined that Mr. Fried is not entitled to indemnification in connection with the Melcher litigation. In addition, the Company believes that it has indemnification rights against the former stockholders of Face It (including Mr. Fried) for all losses that are incurred by the Company in connection with the Melcher litigation, including without limitation, amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim against the Company. The Company has asserted claims in arbitration against both Mr. Fried and the representative of the former Face It stockholders to recoup these losses. These claims are stayed pending the resolution of the Melcher litigation.

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
United States	$56,890	$44,830	$112,061	$89,188
International	4,230	2,897	7,964	5,553
Total revenue	$61,120	$47,727	$120,025	$94,741

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2018	December 31, 2017
United States	$20,089	$17,949
International	1,930	1,939
Property and equipment, net	$22,019	$19,888

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and six months ended June 30, 2018, subscription and related usage fees accounted for 93% of our revenue. For each of the three and six months ended June 30, 2017, subscription and related usage fees accounted for 94% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Key GAAP Operating Results
Our revenue increased to $61.1 million and $120.0 million for the three and six months ended June 30, 2018, respectively, from $47.7 million and $94.7 million for the three and six months ended June 30, 2017, respectively. Revenue growth has primarily been driven by our larger clients. For each of the three and six months ended June 30,

2018 and 2017, no single client accounted for more than 10% of our total revenue. As of June 30, 2018, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 2,000 agent seats. We had net loss of $2.0 million and $2.6 million in the three and six months ended June 30, 2018, respectively, compared to net loss of $4.0 million and $9.3 million in the three and six months ended June 30, 2017, respectively.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	June 30, 2018	June 30, 2017
Annual Dollar-Based Retention Rate	99%	98%
Our Dollar-Based Retention Rate improved year over year primarily due to our larger clients increasing the number of agent seats.
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
The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(2,042)	$(4,007)	$(2,649)	$(9,262)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,449	2,270	4,769	4,365
Stock-based compensation (2)	6,797	3,854	12,122	6,983
Interest expense	2,378	888	3,188	1,770
Interest income and other	(206)	(90)	(604)	(208)
Legal settlement (3)	—	—	—	1,700
Legal and indemnification fees related to settlement (3)	241	—	241	135
Provision for income taxes	64	50	109	99
Adjusted EBITDA	$9,681	$2,965	$17,176	$5,582

(1)	Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of revenue	$1,864	$1,716	$3,658	$3,292
Research and development	233	237	427	443
Sales and marketing	30	30	59	60
General and administrative	322	287	625	570
Total depreciation and amortization	$2,449	$2,270	$4,769	$4,365

(2)	See Note 7 of the notes to condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.

(3)	Represents settlement amount and legal and indemnification fees related to the Melcher litigation.
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
Research and Development.    Our research and development expenses consist primarily of salary and related expenses (including stock-based compensation) for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal-use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect research and development expenses to increase in the foreseeable future.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. Prior to the adoption of ASC 606, we expensed sales commissions associated with the acquisition of client contracts as incurred in the period the contract was acquired. Upon the adoption of ASC 606 in January 2018, a significant amount of our sales commission expenses have been deferred over an expected benefit period of five years as required by ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”). See Note 2 of notes to condensed consolidated financial statements in this report for additional information. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, while we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, with the adoption of ASC 606 in January 2018, we expect sales and marketing expense as a percentage of revenue to decrease through the end of the year in our consolidated statements of operations due to the deferral of a significant portion of sales commissions as required by ASC 340-40.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt including our convertible senior notes and capital leases. We expect interest expense for our capital leases to increase as a result of our continued capital spending funded by capital leases.
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
Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	41%	42%	41%	42%
Gross profit	59%	58%	59%	58%
Operating expenses:
Research and development	14%	14%	13%	14%
Sales and marketing	29%	35%	30%	35%
General and administrative	16%	16%	16%	17%
Total operating expenses	59%	65%	59%	66%
Income (loss) from operations	—%	(7)%	—%	(8)%
Other income (expense), net:
Interest expense	(4)%	(2)%	(3)%	(2)%
Interest income and other	1%	1%	1%	—%
Total other income (expense), net	(3)%	(1)%	(2)%	(2)%
Loss before income taxes	(3)%	(8)%	(2)%	(10)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(3)%	(8)%	(2)%	(10)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Revenue	$61,120	$47,727	$13,393	28%	$120,025	$94,741	$25,284	27%
The increase in revenue for the three and six months ended June 30, 2018 compared to the same period of 2017 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. The adoption of ASC 606 in January 2018 did not have a material impact on the recognition or timing of revenue.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$24,814	$20,273	$4,541	22%	$49,516	$40,244	$9,272	23%
% of Revenue	41%	42%			41%	42%
The increase in cost of revenue for the three and six months ended June 30, 2018 compared to the same periods of 2017 was primarily due to a $1.4 million and a $3.4 million increase in third party hosted software costs driven by increased client activities and change in timing of the release of deferred cost as required by ASC 340-40 in connection with the adoption of ASC 606, a $1.3 million and a $2.8 million increase in cash-based personnel costs driven mainly by increased headcount, and a $0.6 million and a $1.2 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$36,306	$27,454	$8,852	32%	$70,509	$54,497	$16,012	29%
% of Revenue	59%	58%			59%	58%
The increase in gross profit for the three and six months ended June 30, 2018 compared to the same periods of 2017 was primarily due to increases in subscription and usage revenues. The increase in gross margin for the three and six months ended June 30, 2018 compared to the same periods of 2017 was primarily due to improved efficiencies in professional services, economies of scale for subscription and improved efficiencies in usage.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Research and development	$8,367	$6,836	$1,531	22%	$16,139	$13,683	$2,456	18%
% of Revenue	14%	14%			13%	14%
The increase in research and development expenses for the three and six months ended June 30, 2018 compared to the same periods of 2017 was primarily due to a $1.2 million and a $2.1 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.

Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$17,912	$16,932	$980	6%	$35,390	$32,710	$2,680	8%
% of Revenue	29%	35%			30%	35%
The increase in sales and marketing expenses for the three and six months ended June 30, 2018 compared to the same periods of 2017 was primarily due to a $1.2 million and a $3.1 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, offset in part by a $0.8 million and a $1.5 million decrease in sales commission expense resulting from the adoption of ASC 606 in January 2018. ASC 606 requires us to capitalize incremental costs of obtaining contracts with customers consisting primarily of sales commissions. Accordingly under ASC 606, our sales commission expense for the three and six months ended June 30, 2018 decreased by approximately $1.7 million and $3.3 million, respectively. See Note 2 for additional information. The net increase in sales and marketing expenses were primarily due to the execution of our growth strategy to acquire new clients, to increase the number of agent seats within our existing client base, and to establish brand awareness.
General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$9,833	$6,845	$2,988	44%	$18,936	$15,705	$3,231	21%
% of Revenue	16%	16%			16%	17%
The increase in general and administrative expenses for the three and six months ended June 30, 2018 compared to the same periods of 2017 was primarily due to a $2.0 million and a $3.3 million increase in stock-based compensation costs mainly due to a higher fair value of employee equity awards driven by our increased stock price, and a $0.6 million and a $1.2 million increase in cash-based personnel-related costs. Legal costs in the three months ended June 30, 2018 compared to the same period in 2017 increased by $0.5 million. Legal costs in the six months ended June 30, 2018 compared to the same period in 2017 decreased by $0.9 million due to dispute settlement of $1.7 million related to the Melcher litigation in the first quarter of 2017.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(2,378)	$(888)	$(1,490)	(168)%	$(3,188)	$(1,770)	$(1,418)	80%
Interest income and other	206	90	116	129%	604	208	396	190%
Total other income (expense), net	$(2,172)	$(798)	$(1,374)	(172)%	$(2,584)	$(1,562)	$(1,022)	65%
% of Revenue	(3)%	(1)%			(2)%	(2)%
The unfavorable change of $(1.4) million in other income (expense), net for the three months ended June 30, 2018 compared to the same period of 2017 was primarily due to a $1.8 million in interest expense related to our convertible senior notes that were issued in May 2018, offset in part by higher interest income on our marketable investments. The unfavorable change of $(1.0) million in other income (expense), net for the six months ended June 30, 2018 compared to the same period of 2017 was primarily due to a $1.8 million in interest expense related to our convertible senior notes, offset in part by higher interest income on our marketable investments and a $0.3 million gain from the sale of our convertible note held for investment. See Note 3 for additional information.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings including the issuance of our 0.125% convertible senior notes in May 2018. As of June 30, 2018, we had $266.3 million in working capital, which included $166.2 million in cash and cash equivalents and $108.1 million in marketable investments.
In May 2018, we issued $225.0 million aggregate principal amount of our 0.125% convertible senior notes due May 1, 2023 in a private offering and an additional $33.75 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option of the initial purchasers (collectively the “Notes”). The Notes are our senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.7 million. For additional information regarding the Notes, see Note 6 of the condensed consolidated financial statements.
In August 2016, we entered into a loan agreement (“2016 Loan and Security Agreement”) with two lenders for a revolving credit facility of up to $50.0 million. The revolving credit facility bore a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA was negative at the end of any fiscal quarter. In May 2018, we paid off the then outstanding principal balance of the revolving line of credit and on July 1, 2018, we terminated the 2016 Loan and Security Agreement.
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change
Net cash provided by operating activities	$13,708	$243	$13,465	5,541%
Net cash used in investing activities	(107,275)	(1,178)	(106,097)	(9,007)%
Net cash provided by (used in) financing activities	190,782	(38)	190,820	502,158%
Net increase (decrease) in cash and cash equivalents	$97,215	$(973)	$98,188	10,091%

Cash Flows from Operating Activities
Cash provided by operating activities is primarily influenced by our personnel-related expenditures, data center and telecommunications carrier costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of client payments. If we continue to improve our financial results, we expect net cash provided by operating activities to increase. Our largest source of operating cash inflows is cash collections from our clients for subscription and related usage services. Payments from clients for these services are typically received monthly.

Net cash provided by operating activities in the six months ended June 30, 2018 was $13.7 million compared to $0.2 million in the six months ended June 30, 2017. The increase of $13.5 million was due to a $13.7 million favorable impact from a decrease in net loss after adjusting for non-cash expenses and a $0.2 million unfavorable change in net cash flows from operating assets and liabilities.
During the six months ended June 30, 2018, cash outflows from changes in operating assets and liabilities was $(2.0) million compared to $(1.8) million for the same period of 2017, resulted in an overall decrease of $0.2 million. This decrease was primarily due to an unfavorable change of $1.3 million in accounts receivable attributed to reduced collections from clients and $0.3 million in accounts payable due to timing of payments, offset in part by an unfavorable change of $3.3 million in deferred contract acquisition costs due to the deferral of incremental sales commissions as required by the new accounting guidance in connection with the adoption of ASC 606, and $0.9 million in deferred revenue primarily driven by the adoption of ASC 606. See Note 2 for more information on the adoption impact of ASC 606.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2018 was $107.3 million compared to $1.2 million in the six months ended June 30, 2017.
Net cash used in investing activities in the six months ended June 30, 2018 was comprised of $109.5 million related to purchases of marketable investments and $1.1 million in capital expenditures, offset by the $1.9 million cash proceeds from the sale of our investment and $1.4 million cash proceeds from maturities of marketable investments.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities in the six months ended June 30, 2018 was $190.8 million, compared to $(38) thousand in the six months ended June 30, 2017.
Net cash provided by financing activities of $190.8 million in the six months ended June 30, 2018 related to cash proceeds of $250.8 million from the issuance of our convertible senior notes, cash proceeds of $5.8 million from exercises of stock options and cash proceeds of $2.9 million from the sale of common stock under our ESPP, offset in part by repayments under our revolving line of credit of $32.6 million, payments for capped call transactions of $31.4 million and payments of capital leases of $4.4 million.
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
The estimation of variable consideration for each performance obligation requires us to make some subjective judgments. In the early stages of our larger contracts, we estimate variable consideration to be included in the transaction fee, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved, in order to allocate the overall transaction fee on a relative stand-alone selling price basis to our multiple performance obligations. This requires the estimate of unit quantities, especially during the initial ramp period of the contract, during which we bill under an ‘actual usage’ model for subscription-related services.
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
These commitments as of December 31, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and did not change materially during the six months ended June 30, 2018 except for the issuance of the convertible senior notes, the repayment of borrowings under the 2016 Loan and Security Agreement and the acquisition of certain additional data center and network equipment and software under multiple capital leases and certain hosting and telecommunications agreements.
As of June 30, 2018, $258.8 million of convertible senior notes were outstanding and no borrowings were outstanding under the 2016 Loan and Security Agreement. The convertible senior notes are due May 1, 2023. For additional information regarding the convertible senior notes, see Note 6 of the condensed consolidated financial statements. Additionally, as of June 30, 2018, the total minimum future payment commitments under the capital leases added during the six months ended June 30, 2018 were approximately $6.9 million, of which $1.4 million is due during the remainder of 2018, with the remaining $5.5 million due in 2019 to 2021.
During the six months ended June 30, 2018, we entered into various hosting and telecommunications agreements for terms of 12 to 36 months commencing on various dates in 2018. These agreements require us to make monthly payments over the service term in exchange for certain network services. Our total minimum future payment commitments under these agreements are $2.5 million.

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
We had cash and cash equivalents, and marketable securities totaling $274.3 million as of June 30, 2018. Cash equivalents and marketable securities were invested primarily in U.S. agency securities and government sponsored securities, U.S. treasury, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
In May 2018, we issued $258.8 million aggregate principal amount of convertible senior notes. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.
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

•
network outages or security incidents, which may result in additional expenses or losses, legal and regulatory actions, the loss of clients, the provision of client credits, and harm to our reputation;

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
For the three months ended June 30, 2018, our revenue was $61.1 million, which increased by $13.4 million, or 28%, from $47.7 million for the same period of 2017. For the six months ended June 30, 2018, our revenue was $120.0 million, which increased by $25.3 million, or 27%, from $94.7 million for the same period of 2017. For the years ended December 31, 2017, 2016 and 2015, our revenues were $200.2 million, $162.1 million, and $128.9 million, respectively, representing year-over-year growth of 24% and 26%, respectively. In the future, as our revenue increases, our quarterly or annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:

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
Moreover, we continue to expand our headcount and operations. We grew from 825 employees as of June 30, 2017 to 905 employees as of June 30, 2018. We anticipate that we will continue to expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We rely on our reputation and recommendations from key clients in order to market and sell our solution. The loss of any of our key clients, or a failure of some of them to renew or to continue to recommend our solution, could have a significant impact on our revenues, reputation and our ability to obtain new clients. In addition, acquisitions of our clients could lead to cancellation of our contracts with those clients, thereby reducing the number of our existing and potential clients and key reference clients.
Our clients may fail to comply with the terms of their agreements, necessitating action by us to collect payment, or may terminate their subscriptions for our solution.
If clients fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements, we may terminate clients, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our clients may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, which could harm our operating results, financial position and cash flow.
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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, a significant percentage of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. Many of our clients initially deploy our solution to support only a portion of their contact center agents. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations as subscription revenue is recognized and if and when these clients increase the number of agent seats and the number of components of our solution over time.
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
In 2015, the FCC released an order, commonly referred to as net neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful internet traffic on the basis of content, application or service and (ii) the practice of favoring some internet traffic over other internet traffic based on the payment of higher fees. In June 2018, the FCC repealed the net neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of, or increase the cost of using, our solution. Net neutrality regulations vary widely among the jurisdictions in which we operate. While certain jurisdictions have strong protections for services such as ours, others either lack a net neutrality framework or otherwise do not strictly enforce net neutrality regulations. The impairment, degradation or prioritization of lawful internet traffic by internet service providers could materially harm our client relationships, business, financial condition and operating results.
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
We have incurred significant losses in each period since our inception in 2001, with the exceptions of the three months ended December 31, 2016 and September 30, 2017. We incurred net losses of $(2.0) million and $(2.6) million in the three and six months ended June 30, 2018, respectively, and a net loss of $(9.0) million in the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $153.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to develop and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future nor that, if we do become profitable, we will sustain profitability.
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
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
If our solution fails, or is perceived to fail, to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations. Moreover, our clients could incorrectly implement or inadvertently misuse our products, which could result in client dissatisfaction and harm the perceived utility of our products and our brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could cancel our solution, seek payment credits, seek damages against us, or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our clients or related taxes and administrative fees. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources.
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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the West Coast of the United States (where our corporate headquarters and one of our data centers are located), hurricane, tropical storm, flooding or severe weather in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
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
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to design, develop, manufacture and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. Failure in this regard may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing or acquiring these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of our solution and increase our research and development expenses. Any failure of our solution to operate effectively with future network platforms and technologies could reduce the demand for our solution, result in client dissatisfaction and harm our business.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. We will need to continue to expand and optimize our professional services and technical support in order to keep up with new client installations and ongoing service, which takes time and expense to implement. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or suffer reduced margins on, our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.

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
Our former Chief Executive Officer resigned for health reasons (though he remains as Executive Chairman of our Board of Directors) effective December 2, 2017, resulting in the appointment of our Chief Financial Officer as Interim Chief Executive Officer, and the promotion of our EVP of Global Sales and Services to President. On May 1, 2018, we announced the appointment, effective as of May 3, 2018, of a new Chief Executive Officer. In connection with this appointment, our Chief Financial Officer no longer serves as Interim Chief Executive Officer, but continues to serve as our Chief Financial Officer.
Our success depends, in part, upon the performance and continued services of our key executive officers. If our new executive leadership team fails to perform effectively or if we fail to retain our key executives or senior management, our business, financial condition or results of operations could be harmed. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs (including stock-based compensation expense) to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. If we fail to attract new personnel or fail to retain and motivate our current personnel, particularly our senior executives, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
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
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution and attracting new clients. Brand promotion activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues may occur after the expense has been incurred, and may not offset the costs and expenses of building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad client adoption of our solution.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
To date, we have financed our operations, primarily through sales of our solution, lease facilities and the net proceeds from our equity and debt financings, including our convertible senior notes. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities.
We have a substantial amount of debt. As of June 30, 2018, we had approximately $190.6 million in principal amount outstanding under our convertible senior notes entered into in May 2018. See Note 6 of the notes to condensed consolidated financial statements.
Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities and could be secured by all of our assets. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
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
Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of additional debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition could suffer.
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
If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which could cause our stock price to decline. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
U.S. GAAP is subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements issued before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
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
The application of any new accounting guidance is, and will be, based on all information available to us as of the date of adoption and up through subsequent interim reporting, including transition guidance published by the standard setters. However, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. As a result, changes in the interpretation of these rules could result in material adjustments to our application of the new guidance, which could have a material effect on our results of operations and financial condition. Additionally, any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
In addition, certain factors have in the past and may in the future cause us to defer recognition of revenues. For example, the inclusion in our client contracts of non-standard terms, such as acceptance criteria, could require the deferral of revenue. To the extent that such contracts become more prevalent in the future our revenue may be harmed.
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
Our success and ability to compete depend in part upon our intellectual property. As of June 30, 2018, our intellectual property portfolio included seven registered U.S. trademarks, 10 issued U.S. patents, two pending U.S. patent applications and one registered U.S. copyright. As of June 30, 2018, we also had two issued patents, two pending patent applications and 10 trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services operations, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to our management and could result in the impairment or loss of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our technology, solutions, brand and business.
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
Others have claimed, or in the future may claim, that our solution and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or solution. Any claims or litigation could cause us to incur significant costs and expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, require that we refrain from using, manufacturing or selling certain offerings or features or using certain processes, prevent us from offering our solution or certain features thereof, or require that we comply with other unfavorable terms, any of which could harm our business and operating results. We may also be obligated to indemnify our clients or business partners and pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.
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
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. Third-party licensors may also be acquired or go out of business, which could preclude us from continuing to use such technology. The loss of, or inability to maintain, existing licenses could result in lost product features and litigation. The loss of existing licenses could also result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could increase our costs and harm our business.
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
We have designed our solution to comply with these laws. To the extent that our solution is viewed by clients or potential clients as less functional, or more difficult to deploy or use, because of our solution’s compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our clients who use our solution to place calls also expressly require them to comply with all such laws and to indemnify us for any failure to do so. We take reasonable steps to confirm such compliance. Even with these efforts, it is possible that the FTC, FCC, private litigants or others may attempt to hold our clients, or us as a software solution provider, responsible for alleged violations of these laws. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our clients. Additionally, these laws, and any changes to them or the interpretation thereof, that further restrict calling consumers, including to wireless phone numbers, adverse publicity regarding the alleged or actual failure by companies, including our clients and competitors, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our solution by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows.
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
We have accrued a contingent liability of $1.3 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 of the notes to condensed consolidated financial statements.
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
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty. As of June 30, 2018, we did not have any outstanding civil penalty. The consent decree also required us to comply with certain internal regulatory compliance monitoring, training, and reporting requirements during a three year period, which ended in June 2018. Although we are no longer subject to the compliance, training, and reporting requirements imposed by the consent decree, the FCC routinely imposes a higher expectation of regulatory compliance on companies that were previously subject to consent decrees and any further violations of FCC rules could subject us to heightened enforcement action, including higher fines and penalties. See Note 10 of the notes to condensed consolidated financial statements.
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
Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, USF contributions and other requirements. If we do not comply with FCC rules and regulations, we could be subject to further FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services. Any further enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could impair our ability to sell our services to clients and could harm our business and results of operations.
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
If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to additional and substantial fines and penalties, we may have to restructure our solutions, exit certain markets, accept lower margins or raise the price of our solutions, any of which could harm our business and results of operations.
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
Our clients use our solution to collect, transfer, use, and otherwise process, or Process, personal data regarding their customers and potential customers. The Processing of personal data subjects us and our customers to a number of domestic and international laws that govern and regulate the Processing of personal data. These laws regulate and address a range of issues including data privacy (e.g., restrictions or technological or process requirements regarding the Processing of data), cybersecurity (e.g., requirements for the protection of personal data against compromise of the confidentiality, integrity, or availability of personal data), breach notification, data governance, and risk management and reporting. These laws can vary substantially from jurisdiction to jurisdiction, and are rapidly evolving. Domestic and international government authorities are considering adopting, or may adopt, laws and regulations in the future, regarding the Processing of personal data obtained from consumers and individuals.
Moreover, laws and regulations outside the United States, and particularly in the European Union, or EU, often are more restrictive than those in the United States. Such laws and regulations may have more stringent compliance obligations in regards to data protection. By way of example, under the EU General Data Protection Regulation, or GDPR, data subjects have the right to access, correct, and request deletion of personal data stored or maintained by companies subject to GDPR, such companies may have shorter timeframes and broader requirements for informing data protection authorities and individuals of security breaches that affect their personal data, and, in some cases, may be required to obtain individuals’ consent to process personal data for certain purposes. We also may be bound by additional, more stringent contractual obligations relating to our collection, use, and disclosure of personal, financial, and other data. It is possible that a governmental authority may implement a new law or interpret an existing law in a manner that limits our customers’ ability to use our solutions or that requires us to make costly or detrimental changes in our solutions and services, whether on a one-time basis or as an ongoing increase in our operating costs and expenses. Further, some laws might require us to disclose proprietary or confidential aspects of our solutions in a manner that compromises the effectiveness of our solutions or that enables our competitors or bad actors to gain insight into the operation of our technology, enabling them to copy or circumvent our solutions and thereby reducing the value of our technology.
The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the businesses of our clients may limit the use and adoption of our solution and reduce overall demand for our solution. Also, failure to comply with such laws may lead to significant fines, penalties or other regulatory liabilities, such as orders or consent decrees forcing us or our clients to modify business practices, and reputational damage or third-party lawsuits for any noncompliance with such laws. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our clients.
Furthermore, privacy and data protection concerns may cause consumers to resist providing the personal data necessary to allow our clients to use our solution effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solution in certain industries or countries.

The European Union’s GDPR could increase our costs and the costs of our clients to operate, limit the use of our solution or change the way we operate, and expose us to substantial fines and penalties if we fail to comply.
On May 25, 2018, the EU adopted the GDPR. The GDPR replaces the EU Data Protection Directive, also known as Directive 95/46/EC, and is intended to harmonize data protection laws throughout the EU by applying a single data protection law that is binding throughout each member state. We and many of our customers are subject to the GDPR based upon our processing of personal data collected from EU data subjects, such as our processing of personal data of our customers in the EU and our processing of our EU employees’ personal data.
The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The member states of the EU are tasked under the GDPR to enact certain implementing legislation that would add to or further interpret the GDPR requirements and potentially extend our obligations and potential liability for failing to meet such obligations.
Given the breadth and depth of changes in data protection obligations, our compliance with the GDPR’s requirements will continue to require time, resources and review of the technology and systems we use to satisfy the GDPR’s requirements, including as EU member states implement their implementing legislation.
Among the compliance obligations the GDPR raises for us and our customers are requirements regarding the transfer of personal data from the EU to other jurisdictions, including the United States. In order to comply with the data transfer obligations imposed by the GDPR, we rely on the use of standard contractual clauses issued by the European Commission. Where applicable, we also enter into data processing agreements including standard contractual clauses approved by the Article 29 Working Party (now the Data Protection Board) to authorize the transfer of personal data from the EU and in support of our data processing activities on behalf of our customers. Recent litigation challenging the adequacy of the standard contractual clauses may negatively impact the operation of our business. The invalidation of the standard contractual clauses may require us to adopt costly or burdensome alternatives. It may be necessary to establish additional systems and business operations in the EU to avoid the transfer of personal data out of the EU. Such a change in the conduct of our business, may involve substantial expense and the diversion of resources from other aspects of our business, all of which may harm our business and results of operations.
Given the complexity of operationalizing the GDPR, the maturity level of proposed compliance frameworks and the relative lack of guidance in the interpretation of its numerous requirements, we and our customers are at risk of enforcement actions taken by EU data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. This risk will likely remain until there is more guidance on the GDPR, including as to implementing legislation enacted by the member states.
The implementation of the GDPR has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data from the EU. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and our customers will be required to comply with these requirements before the CCPA becomes effective on January 1, 2020.

Risks Related to Ownership of Our Common Stock
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the six months ended June 30, 2018, the sale price per share of our common stock ranged from a low of $22.55 to a high of $39.01. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	sales of our common stock by us or our significant stockholders, or the public announcement of same;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant product or technical innovations, financings, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new products or new sales by us or our competitors;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the software as a service industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	security breaches or incidents impacting our clients or their customers;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

•	new entrants into the contact center market, including the transition by providers of legacy on-premise contact center systems to cloud solutions;

•	the perceived or real impact of events that harm our direct competitors;

•	developments with respect to patents or proprietary rights;

•	general market conditions; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which would be unrelated to our business and industry, and outside of our control.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares or our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in financial markets or our industry market, which could cause our share price or trading volume to decline.
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
The future registration of shares of our common stock may cause our stock price to decline, even before such shares are actually sold in the market. We have registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
Risks Related to Ownership of Our Convertible Senior Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the convertible senior notes or to repurchase the convertible senior notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In May 2018, we issued $258.8 million in aggregate principal amount of convertible senior notes in a private offering. The interest rate is fixed at 0.125% per annum and is payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including the convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Subject to certain conditions, holders of the convertible senior notes have the right to require us to repurchase for cash all or any portion of their convertible senior notes upon the occurrence of a fundamental change (as defined in the indenture governing the convertible senior notes) at a fundamental change repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, but excluding, the fundamental change repurchase date. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation through the payment of cash. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the convertible senior notes at a time when the repurchase is required by the indenture governing the convertible senior notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible senior notes or make cash payments upon conversions thereof.
The conditional conversion feature of the convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the convertible senior notes is triggered, holders of convertible senior notes will be entitled to convert the convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible senior notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our convertible senior notes may affect the value of our common stock.
The conversion of some or all of the convertible senior notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such convertible senior notes. Our convertible senior notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our convertible senior notes elect to convert their convertible senior notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In addition, in connection with the issuance of the convertible senior notes, we entered into capped call transactions with certain financial institutions (the “Option Counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the convertible senior notes and/or offset any cash payments we are required to make in excess of the principal amount of converted convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the convertible senior notes. This activity could cause a decrease in the market price of our common stock.
The accounting method for convertible debt securities that may be settled in cash, such as the convertible senior notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the convertible senior notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the convertible senior notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the convertible senior notes, which reduces their initial carrying value. The carrying value of the convertible senior notes, net of the discount recorded, will be accreted up to the principal amount of the convertible senior notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the convertible senior notes.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of May 8, 2018, between Five9, Inc. and U.S. Bank National Association, as trustee
4.2	Form of 0.125% Convertible Senior Note due 2023 (included in Exhibit 4.1)
10.1	Form of Capped Call Confirmation
10.2	Second Amendment to Loan and Security Agreement, dated as of May 2, 2018, by and among City National Bank, Silicon Valley Bank and Five9, Inc.
10.3+	Offer Letter, dated April 7, 2018, by and between Five9, Inc. and Rowan Trollope
10.4+	Release Agreement between Five9, Inc. and Gaurav Passi dated July 23, 2018
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
+ Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	August 6, 2018	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)