Form 10-Q
period 2018-09-30
Five9, Inc.
filed 2018-11-06
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes:  ☐   No:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 26, 2018, there were 58,771,956 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

•
any disruption, price increase or degradation in the third-party telecommunications and internet services used by our clients and their customers to connect to and use our cloud contact center software, could impair or reduce our clients’ use of our solution, cause us to lose clients and subject us to reputational harm as well as claims for credits or damages;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,619	$68,947
Marketable investments	200,007	—
Accounts receivable, net	23,903	19,048
Prepaid expenses and other current assets	7,962	4,840
Deferred contract acquisition costs	8,633	—
Total current assets	320,124	92,835
Property and equipment, net	22,909	19,888
Intangible assets, net	724	1,073
Goodwill	11,798	11,798
Other assets	962	2,602
Deferred contract acquisition costs — less current portion	19,599	—
Total assets	$376,116	$128,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,528	$4,292
Accrued and other current liabilities	14,144	11,787
Accrued federal fees	1,681	1,151
Sales tax liability	1,322	1,326
Notes payable	—	336
Capital leases	6,909	6,651
Deferred revenue	17,490	13,975
Total current liabilities	46,074	39,518
Convertible senior notes	193,664	—
Revolving line of credit	—	32,594
Sales tax liability — less current portion	884	1,044
Capital leases — less current portion	6,250	7,161
Other long-term liabilities	1,360	1,041
Total liabilities	248,232	81,358
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 58,749 shares and 56,632 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	59	57
Additional paid-in capital	283,055	222,202
Accumulated deficit	(155,230)	(175,421)
Total stockholders’ equity	127,884	46,838
Total liabilities and stockholders’ equity	$376,116	$128,196
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$65,304	$50,081	$185,329	$144,822
Cost of revenue	26,179	20,497	75,695	60,741
Gross profit	39,125	29,584	109,634	84,081
Operating expenses:
Research and development	9,582	6,689	25,721	20,372
Sales and marketing	17,818	16,502	53,208	49,212
General and administrative	10,746	4,679	29,682	20,384
Total operating expenses	38,146	27,870	108,611	89,968
Income (loss) from operations	979	1,714	1,023	(5,887)
Other income (expense), net:
Interest expense	(3,595)	(865)	(6,783)	(2,635)
Interest income and other	1,352	118	1,956	326
Total other income (expense), net	(2,243)	(747)	(4,827)	(2,309)
Income (loss) before income taxes	(1,264)	967	(3,804)	(8,196)
Provision for income taxes	41	43	150	142
Net income (loss)	$(1,305)	$924	$(3,954)	$(8,338)
Net income (loss) per share:
Basic	$(0.02)	$0.02	$(0.07)	$(0.15)
Diluted	$(0.02)	$0.02	$(0.07)	$(0.15)
Shares used in computing net income (loss) per share:
Basic	58,454	55,310	57,790	54,579
Diluted	58,454	59,441	57,790	54,579
Comprehensive Income (Loss):
Net income (loss) and comprehensive income (loss)	$(1,305)	$924	$(3,954)	$(8,338)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(3,954)	$(8,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,436	6,246
Amortization of premium on marketable investments	(317)	—
Provision for doubtful accounts	81	66
Stock-based compensation	20,991	10,703
Reversal of interest and penalties on accrued federal fees	—	(2,133)
Gain on sale of convertible note held for investment	(312)	—
Non-cash adjustment on investment	(40)	(233)
Amortization of debt discount and issuance costs	129	60
Amortization of discount and issuance costs on convertible senior notes	4,782	—
Accretion of interest	44	16
Others	(59)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(4,931)	(3,406)
Prepaid expenses and other current assets	(2,755)	(1,861)
Deferred contract acquisition costs	(5,094)	—
Other assets	68	71
Accounts payable	307	1,409
Accrued and other current liabilities	2,575	1,774
Accrued federal fees and sales tax liability	366	95
Deferred revenue	3,910	3,676
Other liabilities	(75)	131
Net cash provided by operating activities	23,152	8,226
Cash flows from investing activities:
Purchases of marketable investments	(203,953)	—
Proceeds from maturities of marketable investments	4,047	—
Purchases of property and equipment	(4,503)	(1,809)
Proceeds from sale of convertible note held for investment	1,923	—
Net cash used in investing activities	(202,486)	(1,809)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $8,036	250,714	—
Payments for capped call transactions	(31,412)	—
Proceeds from exercise of common stock options	7,111	3,280
Proceeds from sale of common stock under ESPP	2,884	1,800
Repayments on revolving line of credit	(32,594)	—
Payments of notes payable	(318)	(547)
Payments of capital leases	(6,379)	(5,708)
Net cash provided by (used in) financing activities	190,006	(1,175)
Net increase in cash and cash equivalents	10,672	5,242
Cash and cash equivalents:
Beginning of period	68,947	58,122
End of period	$79,619	$63,364
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,850	$2,588
Cash paid for income taxes	$151	$113
Non-cash investing and financing activities:
Equipment obtained under capital lease	$4,981	$7,482
Equipment purchased and unpaid at period-end	$779	$22
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
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. The Company’s cash equivalents consist of investments in money market funds and commercial paper.
Marketable Investments
The Company’s marketable investments consist of U.S agency securities and government sponsored securities, U.S. treasury securities, certificates of deposit, municipal bonds, corporate bonds and commercial paper. The Company determines the appropriate classification of its investments in marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale. Marketable investments are carried at fair value.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. Other than the accounting policies discussed in Note 2 related to the adoption of ASC 606, there has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2018. See Note 2 for the updated accounting policies.

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
Recent Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for both finance, or capital, and operating leases with lease terms of more than 12 months. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting will remain largely unchanged from current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. The Company, upon adoption of the new guidance, will recognize operating lease liabilities and right-of-use assets for operating lease commitments covered by Topic 842, and the Company’s total assets and total liabilities will increase relative to such amounts prior to adoption. The Company has gathered information and is evaluating the impact this guidance will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
Impact on Condensed Consolidated Financial Statements
Select condensed consolidated balance sheet line items, which reflects the adoption impact of the new standard, are as follows:

	September 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Assets:
Accounts receivable, net	$23,903	$23,800	$103
Prepaid expenses and other current assets	7,962	8,042	(80)
Deferred contract acquisition costs	28,232	—	28,232
Liabilities:
Deferred revenue - current	17,490	19,308	(1,818)
Shareholders’ Equity:
Accumulated deficit	(155,230)	(185,303)	30,073
Select condensed consolidated statement of operations line items, which reflects the adoption of the new standard, are as follows:

	Three Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$65,304	$65,041	$263
Cost of revenue	26,179	26,040	139
Gross profit	39,125	39,001	124
Sales and marketing	17,818	19,574	(1,756)
Income (loss) from operations	979	(901)	1,880
Net income (loss)	(1,305)	(3,185)	1,880
Basic and diluted net loss per share	$(0.02)	$(0.05)	$0.03

	Nine months ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$185,329	$183,965	$1,364
Cost of revenue	75,695	75,165	530
Gross profit	109,634	108,800	834
Sales and marketing	53,208	58,302	(5,094)
Income (loss) from operations	1,023	(4,905)	5,928
Net income (loss)	(3,954)	(9,882)	5,928
Basic and diluted net loss per share	$(0.07)	$(0.17)	$0.10

Select condensed consolidated cash flow line items, which reflects the adoption of the new standard, are as follows:

	Nine months ended September 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Accounts receivable	$(4,931)	$(4,828)	$(103)
Prepaid expenses and other current assets	(2,755)	(2,835)	80
Deferred contract acquisition costs	(5,094)	—	(5,094)
Deferred revenue	3,910	5,728	(1,818)
Net cash provided by operating activities	23,152	23,152	—
Changes in Accounting Policies
Revenue Recognition
Revenue is recognized when control of the promised services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all of its revenue from contracts with customers. In contracts with multiple performance obligations, it identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then looks to how services are transferred to the customer in order to determine the timing of revenue recognition. Most services provided under the Company’s agreements result in the transfer of control over time.
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

The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments resulting in estimated variable consideration that is included in the transaction fee. This is done to the extent that it is probable, in the Company’s judgment, that a significant reversal in the amount of cumulative revenue recognized under the contract will not occur. The Company estimates the variable consideration in order to allocate the overall transaction fee on a relative stand-alone selling price basis to its multiple performance obligations. This requires the estimate of unit quantities, especially during the initial ramp period of the contract, during which the Company bills under an ‘actual usage’ model for subscription-related services.
The Company recognizes revenue on fixed fee professional services performance obligations based on the proportion of labor hours expended compared to the total hours expected to complete the related performance obligation. The determination of the total labor hours expected to complete the performance obligations involves judgment, influencing the initial stand-alone selling price estimate as well as the timing of professional services revenue recognition, although this is typically resolved in a short time frame.
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
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Company records Universal Service Fund, or USF, contributions and other regulatory costs on a gross basis in its condensed consolidated statements of operations and comprehensive loss and records surcharges and sales, use and excise taxes billed to its clients on a net basis. The cost of gross USF contributions payable to the Universal Service Administrative Company, or USAC, other FCC fund administrators and wholesale carriers is presented as a cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Surcharges and sales, use and excise taxes incurred in excess of amounts billed to the Company’s clients are presented in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11 for more information.
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2018	January 1, 2018
Accounts receivable, net	$23,903	$19,151

Deferred contract acquisition costs:
Current	$8,633	$7,059
Non-current	19,599	16,079
Total deferred contract acquisition costs	$28,232	$23,138

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$688	$736
Contract liabilities (deferred revenue)	17,490	13,568
Net contract assets (liabilities)	$(16,802)	$(12,832)
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
In the three and nine months ended September 30, 2018, the Company recognized revenue of $1.2 million and $9.3 million, respectively, related to its contract liabilities at January 1, 2018.
Deferred Contract Acquisition Costs
In connection with the adoption of ASC 340-40, the Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed and related incremental fringe benefits. As of January 1, 2018, the date of ASC 340-40 adoption, the Company had $23.1 million capitalized in deferred contract acquisition costs related to contracts where the benefit period had not yet expired. In the three and nine months ended September 30, 2018, amortization from amounts capitalized was $2.2 million and $6.1 million, respectively, and amounts expensed as incurred were $0.5 million and $1.5 million, respectively. As of September 30, 2018, the Company had no impairment loss in relation to costs capitalized.
Remaining Performance Obligations
As of September 30, 2018, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $93.4 million. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of September 30, 2018 were as follows (in thousands):

	September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,318	$1	$—	$5,319
U.S. treasury	1,132	—	—	1,132
U.S. agency securities and government sponsored securities	144,208	—	(173)	144,035
Commercial paper	3,727	—	—	3,727
Municipal bonds	6,085	—	(9)	6,076
Corporate bonds	39,753	—	(35)	39,718
Total	$200,223	$1	$(217)	$200,007
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position as of September 30, 2018 (in thousands):

	September 30, 2018
	Less than 12 months
	Gross Unrealized Losses	Fair Value
U.S. treasury	$—	$1,132
U.S. agency securities and government sponsored securities	(173)	144,035
Municipal bonds	(9)	6,076
Corporate bonds	(35)	39,718
Total	$(217)	$190,961
The contractual maturities of the Company’s marketable investments as of September 30, 2018 were less than one year.
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
The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Commercial paper	$—	$249	$—	$249
Money market funds	20,094	—	—	20,094
Total cash equivalents	$20,094	$249	$—	$20,343
Marketable investments
Certificates of deposit	—	5,319	—	5,319
U.S. treasury	1,132	—	—	1,132
U.S. agency securities and government sponsored securities	—	144,035	—	144,035
Commercial paper	—	3,727	—	3,727
Municipal bonds	—	6,076	—	6,076
Corporate bonds	—	39,718	—	39,718
Total marketable investments	$1,132	$198,875	$—	$200,007

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$20,092	$—	$—	$20,092
Other Assets
Embedded conversion option held for investment	$—	$—	$984	$984
In March 2018, the Company received proceeds of $1.9 million from the conversion and sale of a convertible note with a carrying value of $1.6 million. Proceeds from the sale of the investment totaled $2.1 million. The Company expects to receive the remainder of the proceeds in 2019.
As of September 30, 2018, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 was $313.4 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s 0.125% convertible senior notes due 2023.
There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2018.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash	$59,276	$48,855
Commercial paper	249	—
Money market funds	20,094	20,092
Cash and cash equivalents	$79,619	$68,947
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Trade accounts receivable	$22,427	$17,481
Unbilled trade accounts receivable, net of advance client deposits	1,491	1,600
Allowance for doubtful accounts	(15)	(33)
Accounts receivable, net	$23,903	$19,048
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$4,961	$2,437
Other current assets	2,313	2,403
Contract assets	688	—
Prepaid expenses and other current assets	$7,962	$4,840
Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer and network equipment	$50,694	$47,195
Computer software	8,191	6,974
Internal-use software development costs	500	500
Furniture and fixtures	1,479	1,282
Leasehold improvements	804	801
Property and equipment	61,668	56,752
Accumulated depreciation and amortization	(38,759)	(36,864)
Property and equipment, net	$22,909	$19,888
Depreciation and amortization expense associated with property and equipment was $2.6 million and $7.1 million for the three and nine months ended September 30, 2018, respectively, and $1.8 million and $5.9 million for the three and nine months ended September 30, 2017, respectively.
Property and equipment capitalized under capital lease obligations consist primarily of computer and network equipment and was as follows (in thousands):

	September 30, 2018	December 31, 2017
Gross	$47,527	$46,624
Less: accumulated depreciation and amortization	(31,905)	(30,438)
Total	$15,622	$16,186

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation and benefits	$11,787	$8,657
Accrued expenses	2,357	3,130
Accrued and other current liabilities	$14,144	$11,787
5. Intangible Assets
The components of intangible assets were as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,741)	$719	$2,460	$(1,478)	$982
Customer relationships	520	(515)	5	520	(437)	83
Domain names	50	(50)	—	50	(42)	8
Total	$3,030	$(2,306)	$724	$3,030	$(1,957)	$1,073

Amortization expense for intangible assets was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2018	$93
2019	351
2020	280
Total	$724

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
Each $1,000 principal amount of the Notes is initially convertible into 24.4978 shares of our common stock (the “Conversion Option”) which is equivalent to an initial conversion price of approximately $40.82 per share of common stock, subject to adjustment upon the occurrence of specified events. The Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
During the nine months ended September 30, 2018, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the nine months ended September 30, 2018 and were classified as long-term debt.
The Company may not redeem the Notes prior to May 5, 2021. The Company may redeem for cash all or any portion of the Notes, at its option, on or after May 5, 2021 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.
The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $63.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded in additional paid-in-capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 6.39%.
In accounting for the debt issuance cost of $8.1 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $6.1 million and are being amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.

The net carrying amount of the liability component of the Notes is as follows (in thousands):

September 30, 2018
Principal	$258,750
Unamortized debt discount	(59,392)
Unamortized issuance costs	(5,694)
Net carrying amount	$193,664
The net carrying amount of the equity component of the Notes is as follows (in thousands):

September 30, 2018
Debt discount for conversion option	$63,756
Issuance costs	(1,998)
Net carrying amount	$61,758
Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contractual interest expense	$81	$129
Amortization of debt discount	2,782	4,364
Amortization of issuance costs	267	418
Total interest expense	$3,130	$4,911
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
FCC Civil Penalty
In June 2015, the Company entered into a consent decree with the Federal Communications Commission, or FCC, Enforcement Bureau, in which the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. As a result, the Company discounted the $2.0 million liability, which was accrued in the third quarter of 2014 for the then tentative civil penalty, to its then present value of $1.7 million at an annual interest rate of 12.75% to reflect the imputed interest and reclassified this discounted liability from ‘Accrued federal fees’ to ‘Notes payable.’ The $0.3 million discount was recorded as a reduction to general and administrative expense in the three months ended June 30, 2015 and was recognized as interest expense over the payment term of the civil penalty. As of September 30, 2018, the Company did not have any outstanding obligations under the civil penalty. As of December 31, 2017, the outstanding civil penalty payable was $0.3 million, of which the net carrying value was $0.3 million, and was included as ‘Notes payable’ in the accompanying condensed consolidated balance sheet.
The Company’s outstanding debt is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Note payable - FCC civil penalty, gross	$—	$333
Less: discount	—	(7)
Note payable, net carrying value	—	326
Convertible senior notes	193,664	—
Revolving line of credit	—	32,594
Interest accretion under 2016 line of credit	—	10
Total debt, net carrying value	$193,664	$32,930
Less: current portion of debt *	$—	$336
Total debt, less current portion **	$193,664	$32,594

* Included in ‘Notes payable’ in the condensed consolidated balance sheet as of December 31, 2017.
** Included in ‘Convertible senior notes’ and ‘Revolving line of credit’ as of September 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.
Maturity of the Company’s outstanding debt as of September 30, 2018 is as follows (in thousands):

Period	Amount to Mature
2023	$258,750
Total	$258,750
7. Stockholders’ Equity
Capital Structure
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2018 and December 31, 2017, the Company had 58,748,746 and 56,631,647 shares of common stock issued and outstanding, respectively.
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2018 and December 31, 2017, the Company had no shares of preferred stock issued and outstanding.

Warrants
As of December 31, 2017, the Company had outstanding warrants to purchase 13,013 shares of common stock with a weighted-average exercise price of $5.76 per share. These warrants were exercised in the third quarter of 2018. As of September 30, 2018, the Company had no warrants outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards, common stock warrants, and employee equity incentive plans were as follows (in thousands):

September 30, 2018
Stock options outstanding	3,051
Restricted stock units outstanding	2,408
Shares available for future grant under 2014 Plan	8,784
Shares available for future issuance under ESPP	1,801
Total shares of common stock reserved	16,044

Equity Incentive Plans
Prior to the Company’s initial public offering (“IPO”), the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (the “2004 Plan”).
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
The 2004 Plan and the 2014 Plan are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2018 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	4,047	$8.00
Options granted (weighted average grant date fair value of $14.19 per share)	282	30.48
Options exercised	(1,172)	6.01
Options forfeited or expired	(106)	18.02
Outstanding as of September 30, 2018	3,051	$10.50	6.1	$101,257

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the exercise price of the options and the closing market price of the Company’s common stock of $43.69 per share as of September 30, 2018 for all in-the-money stock options outstanding.

Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity during the nine months ended September 30, 2018 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2017	2,033	$12.81
RSUs granted	1,375	30.98
RSUs vested and released	(803)	12.66
RSUs forfeited	(197)	17.84
Outstanding as of September 30, 2018	2,408	$22.82

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
During the nine months ended September 30, 2018, 136,321 shares were purchased on May 15, 2018 at a price of $21.16 per share under the ESPP.
Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of revenue	$860	$599	$2,391	$1,608
Research and development[1]	2,352	797	4,293	2,235
Sales and marketing	1,613	1,084	4,560	3,236
General and administrative	4,044	1,240	9,747	3,624
Total stock-based compensation	$8,869	$3,720	$20,991	$10,703

(1)	Includes an incremental stock-based compensation cost due to modification of certain stock-based awards of a former executive of the Company in the third quarter of 2018.
As of September 30, 2018, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$9,004	$51,586	$224
Weighted-average amortization period	2.5 years	2.9 years	0.1 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.

The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expected term (years)	6.1	6.1	6.0	6.2
Volatility	44%	53%	45%	49%
Risk-free interest rate	2.8%	2.0%	2.7%	2.0%
Dividend yield (1)	—	—	—	—

(1)	The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock units.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss)	$(1,305)	$924	$(3,954)	$(8,338)
Weighted-average shares of common stock outstanding	58,454	55,310	57,790	54,579
Basic net income (loss) per share	$(0.02)	$0.02	$(0.07)	$(0.15)

Net income (loss)	$(1,305)	$924	$(3,954)	$(8,338)
Weighted-average shares of common stock outstanding	58,454	55,310	57,790	54,579
Effect of dilutive shares	—	4,131	—	—
Weighted average shares of common stock outstanding	58,454	59,441	57,790	54,579
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.07)	$(0.15)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock options	3,051	471	3,051	4,597
Restricted stock units	2,408	29	2,408	2,133
Common stock warrants	—	—	—	13
Total	5,459	500	5,459	6,743
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
9. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2018 was approximately $41 thousand and $150 thousand, respectively. The provision for income taxes for the three and nine months ended September 30, 2017 was approximately $43 thousand and $142 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes.
For the three and nine months ended September 30, 2018 and 2017, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2018 and December 31, 2017. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2018, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment purchases, debt agreements (see Note 6), operating lease agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2017 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and did not change materially during the nine months ended September 30, 2018 except for the issuance of the Notes, the repayment of borrowings under the 2016 Loan and Security Agreement, the acquisition of certain additional data center and network equipment and software under multiple capital leases, and certain hosting and telecommunications agreements. As of September 30, 2018, the total minimum future payment commitments under these capital leases added during the nine months ended September 30, 2018 were approximately $6.3 million, of which $0.7 million is due during the remainder of 2018, with the remaining $5.6 million due in 2019 to 2021.
As of September 30, 2018, $258.8 million of the Notes were outstanding. The Notes are due May 1, 2023. For more information concerning the Notes, see Note 6.
During the nine months ended September 30, 2018, the Company entered into or renewed various hosting and telecommunications agreements for terms of 12 to 36 months commencing on various dates in 2018. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The Company’s total minimum future payment commitments under these agreements are $2.9 million.
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
As of September 30, 2018, the accrued liability on the remaining disputed assessments, including interest and penalties for the period of 2003 through 2007, was $0.8 million offset by $0.7 million in other USF credits.
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
As of September 30, 2018 and December 31, 2017, the Company had accrued liabilities of $1.3 million and $1.5 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.2 million and $0.4 million, respectively, were included in current “Sales tax liability” on the condensed consolidated balance sheets, and the remaining were included in non-current “Sales tax liability” on the condensed consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, Corp., of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of a lawsuit captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, in the U.S. District Court for the Southern District of California. In the lawsuit, plaintiff Carl Melcher, a purported former stockholder of Face It, and his related investment entity Melcher Family Limited Partnership, allege that Face It repurchased the plaintiffs’ stock in September 2013 before the Company acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher, by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of the company to the Company. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. To date, the Company has advanced Mr. Fried $62 thousand in connection with this claim. However, the Company disputes that Mr. Fried is entitled to advancement in connection with the Melcher litigation. On January 9, 2018, Mr. Fried initiated an arbitration against the Company in which he alleged that the Company breached advancement obligations to him. On June 11, 2018, the arbitrator ordered the Company to advance the fees Mr. Fried incurs (and has already incurred) in connection with the defense of the Melcher litigation. After the arbitrator’s order, the Company has advanced $0.5 million to date.
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
11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
United States	$60,315	$46,897	$172,376	$136,085
International	4,989	3,184	12,953	8,737
Total revenue	$65,304	$50,081	$185,329	$144,822

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2018	December 31, 2017
United States	$20,976	$17,949
International	1,933	1,939
Property and equipment, net	$22,909	$19,888

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
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base, while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we have also focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social media, trade shows, industry events and telemarketing.
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and nine months ended September 30, 2018, subscription and related usage fees accounted for 93% of our revenue. For the three and nine months ended September 30, 2017, subscription and related usage fees accounted for 93% and 94% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Key GAAP Operating Results
Our revenue increased to $65.3 million and $185.3 million for the three and nine months ended September 30, 2018, respectively, from $50.1 million and $144.8 million for the three and nine months ended September 30, 2017, respectively. Revenue growth has primarily been driven by our larger clients. For each of the three and nine months ended September 30, 2018 and 2017, no single client accounted for more than 10% of our total revenue. As of September 30, 2018, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 3,000 agent seats. We had a net loss of $1.3 million and $4.0 million in the three and nine months ended September 30, 2018, respectively, compared to net income of $0.9 million and net loss of $8.3 million in the three and nine months ended September 30, 2017, respectively.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	September 30, 2018	September 30, 2017
Annual Dollar-Based Retention Rate	101%	98%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss). We calculate adjusted EBITDA as net income (loss) before (1) depreciation and amortization, (2) stock-based compensation, (3) interest income, expense and other, (4) provision for income taxes, and (5) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation from net income (loss) to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss)	$(1,305)	$924	$(3,954)	$(8,338)
Non-GAAP adjustments:
Depreciation and amortization (1)	2,667	1,881	7,436	6,246
Stock-based compensation (2)	8,869	3,720	20,991	10,703
Interest expense	3,595	865	6,783	2,635
Interest income and other	(1,352)	(118)	(1,956)	(326)
Legal settlement (3)	—	—	—	1,700
Legal and indemnification fees related to settlement (3)	258	—	499	135
Reversal of interest and penalties on accrued federal fees (4)	—	(2,133)	—	(2,133)
Provision for income taxes	41	43	150	142
Adjusted EBITDA	$12,773	$5,182	$29,949	$10,764

(1)	Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of revenue	$2,021	$1,397	$5,679	$4,689
Research and development	278	182	705	625
Sales and marketing	30	30	89	90
General and administrative	338	272	963	842
Total depreciation and amortization	$2,667	$1,881	$7,436	$6,246

(2)	See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.

(3)	Represents settlement amount and legal and indemnification fees related to the Melcher litigation.

(4)
Represents the reversal of accrued interest and penalties related to the Universal Services Fund (“USF”) liability following a favorable ruling from the FCC’s Wireline Competition Bureau. See Note 10 to the condensed consolidated financial statements included in this report for additional information.

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
The adoption of ASC 606, the new revenue recognition guidance, in January 2018, did not have a material impact on the recognition or timing of revenue. See Note 2 to the condensed consolidated financial statements included in this report for additional information.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs (including stock-based compensation), fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of servers and equipment, costs to build out and maintain co-location data centers, and allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service, resulting in absolute dollar increases in cost of revenue. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses (including stock-based compensation) for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. Prior to the adoption of ASC 606, we expensed sales commissions associated with the acquisition of client contracts as incurred in the period the contract was acquired. Upon the adoption of ASC 606 in January 2018, a significant amount of our sales commission expenses have been deferred over an expected benefit period of five years as required by ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”). See Note 2 to the condensed consolidated financial statements included in this report for additional information. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, while we expect sales and marketing expenses to increase in absolute dollars as we continue to support our growth initiatives, with the adoption of ASC 606 in January 2018, we expect sales and marketing expense as a percentage of revenue to decrease through the end of fiscal 2018 in our consolidated statements of operations due to the deferral of a significant portion of sales commissions as required by ASC 340-40.
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
Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries, along with state income taxes payable in the United States. We do not expect the Tax Cuts and Jobs Act to have a significant impact on our future income tax provision.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	40%	41%	41%	42%
Gross profit	60%	59%	59%	58%
Operating expenses:
Research and development	15%	13%	14%	14%
Sales and marketing	27%	33%	28%	34%
General and administrative	17%	10%	16%	14%
Total operating expenses	59%	56%	58%	62%
Income (loss) from operations	1%	3%	1%	(4)%
Other income (expense), net:
Interest expense	(6)%	(2)%	(4)%	(2)%
Interest income and other	3%	1%	1%	—%
Total other income (expense), net	(3)%	(1)%	(3)%	(2)%
Income (loss) before income taxes	(2)%	2%	(2)%	(6)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	(2)%	2%	(2)%	(6)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Revenue	$65,304	$50,081	$15,223	30%	$185,329	$144,822	$40,507	28%
The increase in revenue for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was primarily attributable to our larger clients increasing the number of agent seats, driven by an increase in our sales and marketing activities and our improved brand awareness. The adoption of ASC 606 in January 2018 did not have a material impact on the recognition or timing of revenue.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$26,179	$20,497	$5,682	28%	$75,695	$60,741	$14,954	25%
% of Revenue	40%	41%			41%	42%
The increase in cost of revenue for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was primarily due to a $1.8 million and a $5.2 million increase in third party hosted software costs driven by increased client activities and change in timing of the release of deferred cost as required by ASC 340-40 in connection with the adoption of ASC 606, a $1.6 million and a $4.9 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $0.9 million and a $1.9 million increase in depreciation and data center costs, driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities, and a $0.5 million and a $1.7 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$39,125	$29,584	$9,541	32%	$109,634	$84,081	$25,553	30%
% of Revenue	60%	59%			59%	58%
The increase in gross profit for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was primarily due to increases in subscription and usage revenues. The increase in gross margin for the three months ended September 30, 2018 compared to the same period of 2017 was primarily due to improved efficiencies in professional services, improved efficiencies in usage and economies of scale for subscriptions. The increase in gross margin for the nine months ended September 30, 2018 compared to the same period of 2017 was primarily due to improved efficiencies in professional services, economies of scale for subscriptions and improved efficiencies in usage.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Research and development	$9,582	$6,689	$2,893	43%	$25,721	$20,372	$5,349	26%
% of Revenue	15%	13%			14%	14%
The increase in research and development expenses for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was primarily due to a $1.1 million and a $2.7 million increase in cash-based personnel costs driven mainly by increased headcount, and a $1.6 million and a $2.1 million increase due to an incremental stock-based compensation cost due to modification of certain stock-based awards of a former executive of the Company in the third quarter of 2018 and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$17,818	$16,502	$1,316	8%	$53,208	$49,212	$3,996	8%
% of Revenue	27%	33%			28%	34%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was primarily due to a $1.7 million and a $4.8 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, offset in part by a $1.0 million and a $2.5 million decrease in sales commission expense resulting from the adoption of ASC 606 in January 2018. ASC 606 requires us to capitalize incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. Accordingly under ASC 606, our sales commission expense for the three and nine months ended September 30, 2018 decreased by approximately $1.8 million and $5.1 million. See Note 2 to the condensed consolidated financial statements included in this report for additional information. The net increase in sales and marketing expenses were primarily due to the execution of our growth strategy to acquire new clients, to increase the number of agent seats within our existing client base, and to establish brand awareness.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$10,746	$4,679	$6,067	130%	$29,682	$20,384	$9,298	46%
% of Revenue	17%	10%			16%	14%
The increase in general and administrative expenses for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was primarily due to a $2.8 million and a $6.1 million increase in stock-based compensation costs mainly due to a higher fair value of employee equity awards driven by our increased stock price, and a $0.7 million and a $1.9 million increase in cash-based personnel-related costs due to increased headcount. General and administrative expenses for each of the three and nine months ended September 30, 2017 included a $2.1 million reversal of interest and penalties on the accrued federal fees following a favorable ruling from the FCC’s Wireline Competition Bureau. Legal costs in the nine months ended September 30, 2018 compared to the same period in 2017 decreased due to dispute settlement of $1.7 million related to the Melcher litigation in the first quarter of 2017.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,595)	$(865)	$(2,730)	(316)%	$(6,783)	$(2,635)	$(4,148)	157%
Interest income and other	1,352	118	1,234	1,046%	1,956	326	1,630	500%
Total other income (expense), net	$(2,243)	$(747)	$(1,496)	(200)%	$(4,827)	$(2,309)	$(2,518)	109%
% of Revenue	(3)%	(1)%			(3)%	(2)%
The unfavorable change of $(1.5) million in other income (expense), net for the three months ended September 30, 2018 compared to the same period of 2017 was primarily due to $3.1 million in interest expense related to our convertible senior notes issued in May 2018, offset in part by higher interest income on our marketable investments. The unfavorable change of $(2.5) million in other income (expense), net for the nine months ended September 30, 2018 compared to the same period of 2017 was primarily due to $4.9 million in interest expense related to our convertible senior notes, offset in part by higher interest income on our marketable investments due to investments of the proceeds from the Notes, and a $0.3 million gain from the sale of our convertible note held for investment. See Note 3 to the condensed consolidated financial statements included in this report for additional information.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solutions, lease facilities and net proceeds from our equity and debt financings including the issuance of our 0.125% convertible senior notes in May 2018. As of September 30, 2018, we had $274.1 million in working capital, which included $79.6 million in cash and cash equivalents and $200.0 million in marketable investments.
In May 2018, we issued $225.0 million aggregate principal amount of our 0.125% convertible senior notes due May 1, 2023 in a private offering and an additional $33.75 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option of the initial purchasers (collectively the “Notes”). The Notes are our senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.7 million. For additional information regarding the Notes, see Note 6 to the condensed consolidated financial statements included in this report.
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
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solutions, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Net cash provided by operating activities	$23,152	$8,226	$14,926	181%
Net cash used in investing activities	(202,486)	(1,809)	(200,677)	11,093%
Net cash provided by (used in) financing activities	190,006	(1,175)	191,181	(16,271)%
Net increase in cash and cash equivalents	$10,672	$5,242	$5,430	104%

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
Net cash provided by operating activities was $23.2 million during the nine months ended September 30, 2018. Net cash provided by operating activities resulted from net loss of $4.0 million adjusted for non-cash items of $32.7 million, primarily consisting of $21.0 million of stock-based compensation, $7.4 million of depreciation and amortization and $4.8 million of amortization of discount and issuance costs on convertible senior notes, offset by use of cash for operating assets and liabilities of $5.6 million, which was primarily driven by deferred contract acquisition costs of $5.1 million due to deferral of incremental sales commissions in connection with the adoption of ASC 606.
Net cash provided by operating activities was $8.2 million during the nine months ended September 30, 2017. Net cash provided by operating activities resulted from net loss of $8.3 million adjusted for non-cash items of $14.7 million, primarily consisting of $10.7 million of stock-based compensation, $6.2 million of depreciation and amortization, $2.1 million of reversal of interest and penalties on accrued federal fees, and cash provided by operating assets and liabilities of $1.9 million primarily due the timing of cash receipts from customers and the timing of cash payments to vendors.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2018 was $202.5 million compared to $1.8 million in the nine months ended September 30, 2017.
Net cash used in investing activities in the nine months ended September 30, 2018 was comprised of $204.0 million related to purchases of marketable investments and $4.5 million in capital expenditures, offset by $4.0 million of cash proceeds from maturities of marketable investments and the $1.9 million cash proceeds from the sale of convertible notes held for investment.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities in the nine months ended September 30, 2018 was $190.0 million, compared to $(1.2) million in the nine months ended September 30, 2017.
Net cash provided by financing activities of $190.0 million in the nine months ended September 30, 2018 related to cash proceeds of $250.7 million from the issuance of our convertible senior notes, cash proceeds of $7.1 million from exercises of stock options and cash proceeds of $2.9 million from the sale of common stock under our ESPP, offset in part by repayments under our revolving line of credit of $32.6 million, payments for capped call transactions of $31.4 million and payments of capital leases of $6.4 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under capital leases to finance data centers and other computer and networking equipment, debt agreements (see Note 6 to the condensed consolidated financial statements included in this report), operating leases agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services.
These commitments as of December 31, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and did not change materially during the nine months ended September 30, 2018 except for the issuance of the convertible senior notes, the repayment of borrowings under the 2016 Loan and Security Agreement and the acquisition of certain additional data center and network equipment and software under multiple capital leases and certain hosting and telecommunications agreements.
As of September 30, 2018, $258.8 million of convertible senior notes were outstanding and no borrowings were outstanding under the 2016 Loan and Security Agreement. The convertible senior notes are due May 1, 2023.

For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report. Additionally, as of September 30, 2018, the total minimum future payment commitments under the capital leases added during the nine months ended September 30, 2018 were approximately $6.3 million, of which $0.7 million is due during the remainder of 2018, with the remaining $5.6 million due in 2019 to 2021.
During the nine months ended September 30, 2018, we entered into various hosting and telecommunications agreements for terms of 12 to 36 months commencing on various dates in 2018. These agreements require us to make monthly payments over the service term in exchange for certain network services. Our total minimum future payment commitments under these agreements are $2.9 million.

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
We had cash and cash equivalents, and marketable securities totaling $279.6 million as of September 30, 2018. Cash equivalents and marketable securities were invested primarily in U.S. agency securities and government sponsored securities, U.S. treasury, municipal bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
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
The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.
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

•
the amount and timing of costs and expenses related to our research and development efforts, or in the acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

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
For the three months ended September 30, 2018, our revenue was $65.3 million, which increased by $15.2 million, or 30%, from $50.1 million for the same period of 2017. For the nine months ended September 30, 2018, our revenue was $185.3 million, which increased by $40.5 million, or 28%, from $144.8 million for the same period of 2017. For the years ended December 31, 2017, 2016 and 2015, our revenues were $200.2 million, $162.1 million, and $128.9 million, respectively, representing year-over-year growth of 24% and 26%, respectively. In the future, as our revenue increases, our quarterly or annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:

•	compete with other vendors of cloud-based enterprise contact center systems, and with providers of legacy on-premise systems;

•	increase our existing clients’ use of our solution and further develop our partner ecosystem;

•	strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced solutions;

•	introduce our solution to new markets outside of the United States and increase global awareness of our brand; and

•	selectively pursue acquisitions.
If we are not successful in achieving these objectives, our ability to grow our revenue may be harmed. In addition, we plan to continue to invest in future growth, including expending substantial financial and other resources on:

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
Moreover, we continue to expand our headcount and operations. We grew from 840 employees as of September 30, 2017 to 939 employees as of September 30, 2018. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expected addition of new employees and the capital investments that we anticipate will be necessary to help us grow and to manage that growth will make it more difficult for us to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully.
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
Our success depends in large part upon the capacity, stability, security and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, result in claims for credits or damages, damage our reputation and significantly reduce client demand for our solution and harm our business.
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
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, unauthorized use of our systems, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information, leading to litigation, governmental investigations and enforcement actions, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solution we provide, degrade the user experience, or cause clients to lose confidence in our solution. In April 2017, we were notified that third parties were suspected of having unlawfully acquired some of our clients’ information. We conducted an investigation, believe this acquisition was the result of a vulnerability that has now been remediated, and notified clients we determined may have been impacted. Expenses related to this incident were not material.
While we have security measures in place to protect client information and minimize the probability of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Moreover, any failure on the part of third parties, including our clients, to maintain appropriate security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, governmental investigations and enforcement actions, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could have a material and adverse effect on our business, reputation or financial results.
The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for contact center solutions is highly competitive. Generally, we do not have long-term contracts with our clients and our clients can terminate our service and switch to competitors’ offerings on short notice.
We currently compete with large legacy technology vendors that offer on-premise enterprise telephony and contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a computer-telephony integration, or CTI, heritage, such as Aspect and Genesys (including through its acquisition of Interactive Intelligence). These legacy technology and software companies are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, either through acquisition or in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software. These companies include inContact (acquired by NICE Ltd.) and LiveOps, now named Seranova. We also face competition from many smaller contact center service providers with specialized contact center software offerings, and from larger companies that have recently introduced products that compete with ours. Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, with 30 days’ notice generally required for changes in the number of agent seats, including to zero, or termination of their contracts. Subscriptions and related usage by our existing clients may decrease if:

•	clients are not satisfied with our services, prices or the functionality of our solution;

•	the stability, performance or security of our solution are not satisfactory;

•	our clients’ business declines due to industry cycles, seasonality, business difficulties or other reasons;

•	clients favor products offered by other contact center providers, particularly as competition continues to increase;

•	fewer clients purchase usage from us;

•	alternative technologies, products or features emerge that we do not provide;

•	our clients or potential clients experience financial difficulties; or

•	the U.S. or global economy declines.
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
We are establishing a network of master sales agents, which provide sales leads, and resellers, which sell our solution to new and existing clients. This network is designed to enable us to attract additional clients. We expect our resellers will also assist us in expanding internationally. These master agents and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential master agents or resellers to favor their services over ours, either through financial incentives, technological innovation, by offering a broader array of services to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current master agents and resellers, fail to develop relationships with new master agents and resellers in new and existing markets, if we fail to manage, train, or provide appropriate incentives to our existing master agents and resellers, or if our master agents and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed.
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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, a significant percentage of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. Moreover, many of our clients initially deploy our solution to support only a portion of their contact center agents and, therefore, we may not generate significant revenue from these new clients at the outset of our relationship, if at all. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations as subscription revenue is recognized and if and when these clients increase the number of agent seats and the number of components of our solution over time.
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
In 2015, the FCC released an order, commonly referred to as network neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful internet traffic on the basis of content, application or service and (ii) the practice of favoring some internet traffic over other internet traffic based on the payment of higher fees. In June 2018, the FCC repealed the network neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of, or increase the cost of using, our solution. Network neutrality regulations vary widely among the jurisdictions in which we operate. While certain jurisdictions have strong protections for services such as ours, others either lack a network neutrality framework or otherwise do not strictly enforce net neutrality regulations. Further, the U.S. Federal government is currently challenging in court the ability of states to enforce network neutrality requirements adopted at the state level. The impairment, degradation or prioritization of lawful internet traffic by internet service providers could materially harm the performance of our solutions, our client relationships, business, financial condition and operating results.
We depend on data centers operated by third parties and public cloud providers and any disruption in the operation of these facilities could harm our business.
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
We also host some of our voice services on the public cloud in the following regions: Tokyo, Japan; Sydney, Australia; Sao Paulo, Brazil; and Dublin, Ireland. We have little or no control over public cloud providers. Any disruption of the public cloud or any failure of the public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy systems and fault tolerances, and a reduced ability to directly address client concerns over data security and privacy.

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
To date, we have not generated significant revenues outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. In addition, in order to effectively market and sell our solutions in international markets, we will be required to localize our solutions, including the language in which our solutions are offered, which will increase our costs, could result in delays in offering our solutions in these markets and may decrease the effectiveness of our sales efforts. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses in each period since our inception in 2001, with the exceptions of the three months ended December 31, 2016 and September 30, 2017. We incurred net losses of $(1.3) million and $(4.0) million in the three and nine months ended September 30, 2018, respectively, and a net loss of $(9.0) million in the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $155.2 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our solution and acquire new clients. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in research and development and expand our business. Furthermore, to the extent we are successful in increasing our client base, we may also incur increased losses because costs associated with acquiring clients are generally incurred up front, while revenues are recognized over the course of the client relationship. We also have negative gross margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
If the market for cloud contact center software solutions develops more slowly than we expect or declines, our business could be harmed.
The cloud contact center software market is not as mature as the market for legacy on-premise contact center systems, and it is uncertain whether cloud contact center solutions will achieve and sustain high levels of client demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of cloud contact center software solutions as a replacement for legacy on-premise systems. Many larger organizations have invested substantial technical, personnel and financial resources to integrate legacy on-premise contact center systems into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud contact center solutions such as ours. It is difficult to predict client adoption rates and demand for our solution, the future growth rate and size of the cloud contact center software market, or the continued introduction of competitive products and services, including by new market entrants. The expansion of the cloud contact center software market depends on a number of factors, including the refresh rate for legacy on-premise systems, cost, performance and perceived value associated with cloud contact center software solutions, as well as the ability of providers of cloud contact center software solutions to address security, stability and privacy concerns. If we or other cloud contact center solution providers experience security incidents, loss of client data, disruptions in service or other problems, the market for cloud contact center software products, solutions and services as a whole, including our solution, may be harmed. If cloud contact center software solutions do not achieve widespread adoption, or there is a reduction in demand for such solutions caused by a lack of client acceptance, enhanced product offerings, including cloud-based offerings, from on-premise providers, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be harmed.
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
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, manufacture and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. Failure in this regard may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing or acquiring these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of our solution and increase our research and development expenses. Any failure of our solution to operate effectively with future network platforms and technologies could reduce the demand for our solution, result in client dissatisfaction and harm our business.
Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings and enhancements to our existing cloud contact center software, which will increase our operating expenses. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States, with approximately 93% of our revenue for the nine months ended September 30, 2018 derived from clients with billing addresses in the United States.
Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where software development services are performed. We have also started to increase our sales, marketing and support personnel in the U.K. to maintain and support our European data centers and to provide service and support to clients in the European Union. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:

•	the need to establish and protect our brand in international markets;

•	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated costs and expenses;

•	difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;

•	the need to make implementations, and offer customer care, in various languages;

•	different pricing environments, longer sales and accounts receivable payment cycles and collections issues;

•	weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;

•	privacy and data protection laws and regulations that are complex, expensive to comply with and may require that client data be stored and processed in a designated territory;

•	increased risk of piracy, counterfeiting and other misappropriation of our intellectual property in our locations outside the U.S.;

•	new and different sources of competition;

•	general economic conditions in international markets;

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
In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could harm our business. In many countries outside the United States it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or prohibitions on selling our solution, any of which could harm our business.
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
Our success depends, in part, upon the performance and continued services of our key executive officers. If our new executive leadership team fails to perform effectively or if we fail to attract or retain our key executives or senior management, our business, financial condition or results of operations could be harmed. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.
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
We have a substantial amount of debt. As of September 30, 2018, we had approximately $258.8 million in principal amount outstanding under our convertible senior notes entered into in May 2018. See Note 6 to the condensed consolidated financial statements.
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
In addition, third parties may be interested in acquiring us. We will continue to consider, discuss and negotiate such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.
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
For example, in May 2014, the FASB issued new revenue recognition rules under Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”), which included a single set of rules and criteria for revenue recognition to be used across all industries. We adopted this new standard in January 2018 using a modified retrospective method. With the adoption of this standard, the timing of our commission expense recognition changed, which caused fluctuations in our operating results. See Note 2 to the condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

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
As of December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses of $188.8 million and $104.4 million, respectively, which if not utilized will begin to expire in 2024 for federal purposes. The state net operating loss started to expire in 2017. As of December 31, 2017, we also had research credit carryforwards for federal and California state tax purposes of $2.8 million and $2.4 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2022. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition.
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
Our success and ability to compete depend in part upon our intellectual property. As of September 30, 2018, our intellectual property portfolio included seven registered U.S. trademarks, 10 issued U.S. patents, one pending U.S. patent application and one registered U.S. copyright. As of September 30, 2018, we also had two issued patents, one pending patent application and 10 trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services operations, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
The legal and contractual environment surrounding calling consumers and wireless phone numbers is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or FTC and the FCC, and various states have laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. The legal interpretation of certain of the requirements of these laws has been in dispute before the courts and federal agencies and the FCC is expected to conduct further rulemaking proceedings that may further alter its interpretation of the legal requirements involved. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
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
We have accrued a contingent liability of $1.3 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 to the condensed consolidated financial statements.
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
Our ability to offer services outside the United States is subject to different regulatory and taxation requirements, which may be complicated and uncertain.
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
On June 12, 2015, in connection with our late registration with the USAC and past failure to recognize our obligation as a USF contributor and as an international carrier from 2003 to 2012, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury in twelve equal quarterly installments starting in July 2015 without interest. In the third quarter of 2014, we had accrued a $2.0 million liability for the then tentative civil penalty. As of September 30, 2018, we did not have any outstanding civil penalty. The consent decree also required us to comply with certain internal regulatory compliance monitoring, training, and reporting requirements during a three year period, which ended in June 2018. Although we are no longer subject to the compliance, monitoring, training, and reporting requirements imposed by the consent decree, the FCC routinely imposes a higher expectation of regulatory compliance on companies that were previously subject to consent decrees and any further violations of FCC rules could subject us to heightened enforcement action, including higher fines and penalties. See Note 10 to the condensed consolidated financial statements.
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
Given the breadth and depth of changes in data protection obligations, our compliance with the GDPR’s requirements will continue to require time, resources and review of the technology and systems we use to satisfy the GDPR’s requirements, including as EU member states enact their legislation.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the nine months ended September 30, 2018, the sale price per share of our common stock ranged from a low of $22.55 to a high of $49.50. Factors that may contribute to continuing volatility in the price of our common stock include:

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

•	ratings changes by any securities analysts who follow our company;

•	sales of our common stock by us or our significant stockholders, or the public announcement of same;

•	the assessment of our business or position in our market published in research and other reports;

•	announcements by us or our competitors of significant product or technical innovations, financings, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	entry into the market by new competitors, or the introduction of new products or the generation of new sales by us or our competitors;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the software as a service industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	security breaches or incidents impacting our clients or their customers;

•	legislation or regulation of our business, the internet and/or contact centers;

•	loss of key personnel;

•	new entrants into the contact center market, including the transition by providers of legacy on-premise contact center systems to cloud solutions;

•	the perceived or real impact of events that harm our direct competitors;

•	developments with respect to patents or proprietary rights;

•	general market conditions; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which would be unrelated to our business and industry, and outside of our control.
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

10.1+Ø
Release Agreement between Five9, Inc. and Gaurav Passi dated July 23, 2018 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018 (File No. 001-36383) and incorporated by reference herein)

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
Ø Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	November 6, 2018	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)