Form 10-Q
period 2019-03-31
Five9, Inc.
filed 2019-05-01
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes:  ☐   No:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 26, 2019, there were 59,676,850 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we encourage you to carefully read, and include the following:

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,492	$81,912
Marketable investments	205,450	209,907
Accounts receivable, net	25,840	24,797
Prepaid expenses and other current assets	9,719	8,014
Deferred contract acquisition costs	10,095	9,372
Total current assets	344,596	334,002
Property and equipment, net	27,496	25,885
Operating lease right-of-use assets	6,735	—
Intangible assets, net	543	631
Goodwill	11,798	11,798
Other assets	936	836
Deferred contract acquisition costs — less current portion	23,262	21,514
Total assets	$415,366	$394,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,233	$7,010
Accrued and other current liabilities	17,965	13,771
Operating lease liabilities	4,322	—
Accrued federal fees	1,348	1,434
Sales tax liabilities	1,404	1,741
Finance lease liabilities	6,208	6,647
Deferred revenue	17,853	17,391
Total current liabilities	56,333	47,994
Convertible senior notes	199,842	196,763
Sales tax liabilities — less current portion	839	841
Operating lease liabilities — less current portion	3,012	—
Finance lease liabilities — less current portion	3,316	4,509
Other long-term liabilities	1,358	1,811
Total liabilities	264,700	251,918
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	60	59
Additional paid-in capital	303,946	294,279
Accumulated other comprehensive income (loss)	81	(93)
Accumulated deficit	(153,421)	(151,497)
Total stockholders’ equity	150,666	142,748
Total liabilities and stockholders’ equity	$415,366	$394,666
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$74,538	$58,905
Cost of revenue	30,851	24,702
Gross profit	43,687	34,203
Operating expenses:
Research and development	10,546	7,772
Sales and marketing	21,701	17,478
General and administrative	11,762	9,103
Total operating expenses	44,009	34,353
Loss from operations	(322)	(150)
Other income (expense), net:
Interest expense	(3,396)	(810)
Interest income and other	1,745	398
Total other income (expense), net	(1,651)	(412)
Loss before income taxes	(1,973)	(562)
Provision for (benefit from) income taxes	(49)	45
Net loss	$(1,924)	$(607)
Net loss per share:
Basic and diluted	$(0.03)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	59,367	56,399
Comprehensive Loss:
Net loss	$(1,924)	$(607)
Other comprehensive income	$174	$5
Comprehensive loss	$(1,750)	$(602)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	56,632	$57	$222,202	$—	$(175,421)	$46,838
Net reduction to opening accumulated deficit due to adoption of ASC 606	—	—	—	—	24,145	24,145
Issuance of common stock upon exercise of stock options	786	1	4,745	—	—	4,746
Issuance of common stock upon vesting of restricted stock units	236	—	—	—	—	—
Stock-based compensation	—	—	5,325	—	—	5,325
Other comprehensive income	—	—	—	5	—	5
Net loss		—	—	—	(607)	$(607)
Balance as of March 31, 2018	57,654	$58	$232,272	$5	$(151,883)	$80,452

Balance as of December 31, 2018	59,210	$59	$294,279	$(93)	$(151,497)	$142,748
Issuance of common stock upon exercise of stock options	216	1	981	—	—	982
Issuance of common stock upon vesting of restricted stock units	211	—	—	—	—	—
Stock-based compensation	—	—	8,686	—	—	8,686
Other comprehensive income	—	—	—	174	—	174
Net loss	—	—	—	—	(1,924)	(1,924)
Balance as of March 31, 2019	59,637	$60	$303,946	$81	$(153,421)	$150,666

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(1,924)	$(607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,192	2,320
Amortization of operating lease right-of-use asset	1,010	—
Amortization of premium on marketable investments	(421)	—
Provision for doubtful accounts	14	48
Stock-based compensation	8,686	5,325
Gain on sale of convertible note held for investment	(217)	(312)
Amortization of discount and issuance costs on convertible senior notes	3,079	—
Others	(17)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,046)	519
Prepaid expenses and other current assets	(1,721)	(1,833)
Deferred contract acquisition costs	(2,471)	(1,662)
Other assets	(7,845)	(90)
Accounts payable	552	1,181
Accrued and other current liabilities	7,724	2,791
Accrued federal fees and sales tax liability	(425)	(115)
Deferred revenue	416	121
Other liabilities	2,604	325
Net cash provided by operating activities	11,190	7,997
Cash flows from investing activities:
Purchases of marketable investments	(34,427)	—
Proceeds from maturities of marketable investments	39,497	—
Purchases of property and equipment	(3,985)	(433)
Proceeds from sale of convertible note held for investment	217	1,923
Net cash provided by investing activities	1,302	1,490
Cash flows from financing activities:
Proceeds from exercise of common stock options	982	4,751
Payments of notes payable	—	(157)
Payments of finance leases	(1,894)	(2,352)
Net cash (used in) provided by financing activities	(912)	2,242
Net increase in cash and cash equivalents	11,580	11,729
Cash and cash equivalents:
Beginning of period	81,912	68,947
End of period	$93,492	$80,676
Supplemental disclosures of cash flow data:
Cash paid for interest	$235	$765
Cash paid for income taxes	$42	$33
Non-cash investing and financing activities:
Equipment obtained under capital lease	$—	$2,635
Equipment purchased and unpaid at period-end	$1,875	$281
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. Other than the accounting policies discussed in Note 12 related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2019. See Note 12 for the updated accounting policies.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in 2017, 2018 and 2019 (collectively “ASC 842”). Under the new guidance, a lessee is required to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting remained largely unchanged from current GAAP. In transition, the Company was required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. The Company adopted ASC 842 using the modified retrospective method on January 1, 2019. See Note 12 for disclosure on the impact of adopting this standard.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company early adopted ASU 2018-15 prospectively effective January 1, 2019, to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalization costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
Recent Accounting Pronouncements Not Yet Effective
The Company has reviewed or is in the process of evaluating all other issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such accounting pronouncements will cause a material impact on its consolidated financial position, operating results or cash flows.
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, net	$25,840	$24,797

Deferred contract acquisition costs:
Current	$10,095	$9,372
Non-current	23,262	21,514
Total deferred contract acquisition costs	$33,357	$30,886

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$427	$330
Contract liabilities (deferred revenue)	17,853	17,391
Net contract assets (liabilities)	$(17,426)	$(17,061)
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
In the three months ended March 31, 2019, the Company recognized revenue of $11.3 million related to its contract liabilities at January 1, 2019.
Remaining Performance Obligations
As of March 31, 2019, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $105.6 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,083	$—	$—	$3,083
U.S. treasury	7,290	3	—	7,293
U.S. agency securities and government sponsored securities	129,630	12	(7)	129,635
Commercial paper	11,296	—	—	11,296
Municipal bonds	5,989	—	—	5,989
Corporate bonds	48,144	11	(1)	48,154
Total	$205,432	$26	$(8)	$205,450

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,259	$—	$—	$4,259
U.S. treasury	637	—	—	637
U.S. agency securities and government sponsored securities	154,314	1	(111)	154,204
Commercial paper	3,475	—	—	3,475
Municipal bonds	6,090	—	(4)	6,086
Corporate bonds	41,307	—	(61)	41,246
Total	$210,082	$1	$(176)	$209,907
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$—	$140	$—	$637
U.S. agency securities and government sponsored securities	(7)	83,007	(111)	153,212
Municipal bonds	—	5,989	(4)	6,086
Corporate bonds	(1)	12,307	(61)	41,246
Total	$(8)	$101,443	$(176)	$201,181
The contractual maturities of the Company’s marketable investments as of March 31, 2019 and December 31, 2018 were less than one year.

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

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$26,140	$—	$—	$26,140
U.S. treasury	8,979	—	—	8,979
Commercial paper	—	2,793	—	2,793
Total cash equivalents	$35,119	$2,793	$—	$37,912
Marketable investments
Certificates of deposit	$—	$3,083	$—	$3,083
U.S. treasury	7,293	—	—	7,293
U.S. agency securities and government sponsored securities	—	129,635	—	129,635
Commercial paper	—	11,296	—	11,296
Municipal bonds	—	5,989	—	5,989
Corporate bonds	—	48,154	—	48,154
Total marketable investments	$7,293	$198,157	$—	$205,450

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$10,833	$—	$—	$10,833
U.S. treasury	638	—	—	638
U.S. agency securities	—	50	—	50
Commercial paper	—	498	—	498
Total cash equivalents	$11,471	$548	$—	$12,019
Marketable investments
Certificates of deposit	$—	$4,259	$—	$4,259
U.S. treasury	637	—	—	637
U.S. agency securities and government sponsored securities	—	154,204	—	154,204
Commercial paper	—	3,475	—	3,475
Municipal bonds	—	6,086	—	6,086
Corporate bonds	—	41,246	—	41,246
Total marketable investments	$637	$209,270	$—	$209,907
As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 was $363.7 million and $316.1 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s 0.125% convertible senior notes due 2023.
There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash	$55,580	$69,893
Money market funds	26,140	10,833
U.S. treasury	8,979	638
U.S. agency securities	—	50
Commercial paper	2,793	498
Total cash and cash equivalents	$93,492	$81,912
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Trade accounts receivable	$23,729	$23,068
Unbilled trade accounts receivable, net of advance client deposits	2,122	1,741
Allowance for doubtful accounts	(11)	(12)
Accounts receivable, net	$25,840	$24,797
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	$5,741	$5,005
Other current assets	3,551	2,679
Contract assets	427	330
Prepaid expenses and other current assets	$9,719	$8,014
Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer and network equipment	$57,302	$54,452
Computer software	11,241	10,064
Internal-use software development costs	500	500
Furniture and fixtures	1,889	1,491
Leasehold improvements	894	855
Property and equipment	71,826	67,362
Accumulated depreciation and amortization	(44,330)	(41,477)
Property and equipment, net	$27,496	$25,885
Depreciation and amortization expense associated with property and equipment was $3.1 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	March 31, 2019	December 31, 2018
Gross	$47,114	$47,383
Less: accumulated depreciation and amortization	(35,002)	(33,547)
Total	$12,112	$13,836

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation and benefits	$13,901	$10,277
Accrued expenses	4,064	3,494
Accrued and other current liabilities	$17,965	$13,771
5. Intangible Assets
The component of intangible assets was as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(1,917)	$543	$2,460	$(1,829)	$631

Amortization expense for intangible assets was $88 thousand and $116 thousand for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2019	263
2020	280
Total	$543

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
Each $1,000 principal amount of the Notes is initially convertible into 24.4978 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $40.82 per share of common stock, subject to adjustment upon the occurrence of specified events. The Notes are initially convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the initial conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
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
The closing market price of the Company’s common stock of $52.83 per share as of March 29, 2019, the last trading day, during the three months ended March 31, 2019, was below $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, March 29, 2019, was not greater than or equal to 130% of the initial conversion price on each applicable trading day. As such, during the three months ended March 31, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended March 31, 2019 and were classified as long-term debt.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal	$258,750	$258,750
Unamortized debt discount	(53,755)	(56,564)
Unamortized issuance costs	(5,153)	(5,423)
Net carrying amount	$199,842	$196,763

There was no change to net carrying amount of the equity component of the Notes since it continued to meet the conditions for equity classification as presented below (in thousands):

	March 31, 2019	December 31, 2018
Debt discount for conversion option	$63,756	$63,756
Issuance costs	(1,998)	(1,998)
Net carrying amount	$61,758	$61,758
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Contractual interest expense	$81	$—
Amortization of debt discount	2,810	—
Amortization of issuance costs	269	—
Total interest expense	$3,160	$—
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
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Notes in May 2018 was as follows (in thousands):

	March 31, 2019	December 31, 2018
Conversion option	$—	$63,756
Payments for capped call transactions	—	(31,412)
Issuance costs	—	(1,998)
Total	$—	$30,346
Maturity of the Company’s outstanding debt as of March 31, 2019 was as follows (in thousands):

Period	Amount to Mature
2023	$258,750
Total	$258,750
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2019 and December 31, 2018, the Company had 59,636,995 and 59,210,496 shares of common stock issued and outstanding, respectively.

Preferred Stock
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2019 and December 31, 2018, the Company had no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

March 31, 2019
Stock options outstanding	3,123
Restricted stock units outstanding	2,969
Shares available for future grant under 2014 Plan	10,332
Shares available for future issuance under ESPP	2,283
Total shares of common stock reserved	18,707

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2019 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	3,122	$12.52
Options granted (weighted average grant date fair value of $23.91 per share)	223	50.38
Options exercised	(216)	4.55
Options forfeited or expired	(6)	33.77
Outstanding as of March 31, 2019	3,123	$15.73	6.3	$115,907

The aggregate intrinsic value disclosed in the above table is computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $52.83 per share as of March 31, 2019 for all in-the-money stock options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit or RSU activity during the three months ended March 31, 2019 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	2,325	$25.36
RSUs granted	904	52.19
RSUs vested and released	(211)	16.93
RSUs forfeited	(49)	31.28
Outstanding as of March 31, 2019	2,969	$34.03

Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cost of revenue	$1,229	$678
Research and development	1,470	877
Sales and marketing	2,249	1,362
General and administrative	3,738	2,408
Total stock-based compensation	$8,686	$5,325

As of March 31, 2019, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$15,240	$90,804	$339
Weighted-average amortization period	3.1 years	3.3 years	0.1 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended
	March 31, 2019	March 31, 2018
Expected term (years)	6.0	6.0
Volatility	46%	45%
Risk-free interest rate	2.5%	2.7%
Dividend yield (1)	—	—

(1)	The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options and warrants, vesting of restricted stock units and shares of common stock issuable upon conversion of convertible senior notes.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(1,924)	$(607)
Weighted-average shares of common stock outstanding	59,367	56,399
Basic and diluted net loss per share	$(0.03)	$(0.01)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Stock options	3,123	3,491
Restricted stock units	2,969	2,427
Convertible senior notes	1,249	—
Common stock warrants	—	13
Total	7,341	5,931
The Company expects to settle the principal amount of its Notes outstanding at March 31, 2019 in cash, and therefore, uses the treasury stock method for calculating any potential dilutive effect of the conversion spread. The conversion spread had a dilutive impact during the three months ended March 31, 2019, since the average market price of the Company’s common stock during the period exceeded the initial conversion price of $40.82 per share for the Notes. However, the potential shares of common stock from Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
9. Income Taxes
The provision for (benefit from) income taxes for the three months ended March 31, 2019 and 2018 was approximately $(49) thousand and $45 thousand, respectively. The provision for income taxes consisted primarily of foreign income taxes, as well as a benefit for a true-up to foreign income taxes.
For the three months ended March 31, 2019 and 2018, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2019 and December 31, 2018. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2019, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under finance leases to finance data centers and other computer and networking equipment purchases, debt (see Note 6), operating leases agreements for office space, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2018 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and did not change materially during the three months ended March 31, 2019, except for certain hosting and telecommunications agreements.
As of March 31, 2019, $258.8 million of the Notes were outstanding. The Notes are due May 1, 2023. For more information concerning the Notes, see Note 6.
As of March 31, 2019, the Company’s commitment under various hosting and telecommunications agreements totaled $7.9 million for terms of 12 to 36 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.

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
On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, Corp., of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the lawsuit captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, in the U.S. District Court for the Southern District of California. In the lawsuit, plaintiff Carl Melcher, a purported former stockholder of Face It, and his related investment entity, Melcher Family Limited Partnership, allege that Face It repurchased the plaintiffs’ stock in September 2013 before the Company acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of its company to the Company. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. On January 9, 2018, Mr. Fried initiated an arbitration against the Company in which he alleged that the Company breached advancement obligations to him. On June 11, 2018, the arbitrator ordered the Company to advance the fees Mr. Fried incurs (and has already incurred) in connection with the defense of the Melcher litigation. The Company has incurred approximately $1.0 million in fees and expenses, which are included in general and administrative expenses, on behalf of Mr. Fried through March 31, 2019.
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
11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
United States	$68,883	$55,171
International	5,655	3,734
Total revenue	$74,538	$58,905

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	March 31, 2019	December 31, 2018
United States	$25,663	$23,931
International	1,833	1,954
Property and equipment, net	$27,496	$25,885

12. ASC 842 Adoption Impact
The Company has leases for offices, data centers and other computer and networking equipment that expire at various dates through 2021. The Company’s leases have remaining terms of one to three years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice.
The Company adopted ASC 842 using the modified retrospective method on January 1, 2019. The Company elected the available practical expedients, implemented internal controls, and a lease accounting system to enable the preparation of financial information upon adoption. The most significant impact of the adoption of ASC 842 was the recognition of right-of-use, or ROU, assets and lease liabilities for operating leases of $8.4 million and $8.4 million, respectively, and a reversal of deferred rent of $0.6 million on January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have any impact on the Company’s operating results or cash flows.
The components of lease expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating lease cost	$1,103	$—
Finance lease cost:
Amortization of right-of-use assets	$1,455	$1,822
Interest on lease liabilities	236	354
Total finance lease cost	$1,691	$2,176
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,144)	$—
Financing cash used in finance leases	(1,894)	(2,352)
Right of use assets obtained in exchange for lease obligations:
Finance leases	—	3,151

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2019	December 31, 2018
Operating leases
Operating lease right-of-use assets	$6,735	$—

Operating lease liabilities	$4,322	$—
Operating lease liabilities — less current portion	3,012	—
Total operating lease liabilities	$7,334	$—
Finance leases
Property and equipment, gross	$47,114	$47,383
Less: accumulated depreciation and amortization	(35,002)	(33,547)
Property and equipment, net	$12,112	$13,836

Finance leases	$6,208	$6,647
Finance lease liabilities — less current portion	3,316	4,509
Total finance lease liabilities	$9,524	$11,156
Weighted average remaining terms were as follows (in years):

	March 31, 2019	December 31, 2018
Weighted average remaining lease term
Operating leases	1.7	2.0
Finance leases	2.3	2.6
Weighted average discount rates were as follows:

	March 31, 2019	December 31, 2018
Weighted average discount rate
Operating leases	4.8%	—%
Finance leases	9.0%	9.0%

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$4,570	$5,335
2020	3,075	4,284
2021	—	704
Total lease payments	7,645	10,323
Less: imputed interest	(311)	(799)
Total	$7,334	$9,524
As of March 31, 2019, the Company had additional operating leases for office space, that have not yet commenced of $4.1 million. These operating leases are expected to commence during 2019 with lease terms of two to six years.
Impact on Condensed Consolidated Balance Sheet
The impact of the adoption of ASC 842 on select condensed consolidated balance sheet line items, was as follows:

	March 31, 2019
(in thousands)	As Reported	Balances without adoption of ASC 842	Effect of Change Higher (Lower)
Assets:
Operating lease right-of-use-assets	$6,735	$—	$6,735
Liabilities:
Operating lease liabilities	4,322	—	4,322
Operating lease liabilities — less current portion	3,012	—	3,012
Change in Accounting Policy
Leases
The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, and finance lease liabilities in the Company’s condensed consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on an amount equal to the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
We are a pioneer and leading provider of cloud software for contact centers, facilitating more than five billion call minutes between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our Virtual Contact Center, or VCC, cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as customer relationship management, or CRM, software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are generally based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2019 and 2018, subscription and related usage fees accounted for 93% and 92% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Key GAAP Operating Results
Our revenue increased to $74.5 million for the three months ended March 31, 2019 from $58.9 million for the three months ended March 31, 2018. Revenue growth has primarily been driven by our larger clients increasing their number of agent seats. For each of the three months ended March 31, 2019 and 2018, no single client accounted for more than 10% of our total revenue. As of March 31, 2019, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 3,000 agent seats. We had a net loss of $1.9 million in the three months ended March 31, 2019 compared to a net loss of $0.6 million in the three months ended March 31, 2018.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	March 31, 2019	March 31, 2018
Annual Dollar-Based Retention Rate	107%	98%
Our Dollar-Based Retention Rate improved year over year primarily due to our larger clients increasing their number of agent seats.
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
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(1,924)	$(607)
Non-GAAP adjustments:
Depreciation and amortization (1)	3,192	2,320
Stock-based compensation (2)	8,686	5,325
Interest expense	3,396	810
Interest income and other	(1,745)	(398)
Legal and indemnification fees related to settlement (3)	292	—
Provision for (benefit from) income taxes	(49)	45
Adjusted EBITDA	$11,848	$7,495

(1)	Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cost of revenue	$2,366	$1,794
Research and development	440	194
Sales and marketing	1	29
General and administrative	385	303
Total depreciation and amortization	$3,192	$2,320

(2)	See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.

(3)	Represents legal and indemnification fees related to the Melcher litigation.

Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring revenue. This recurring revenue includes fixed subscription fees for the delivery and support of our VCC cloud platform, as well as related usage fees. The related usage fees are generally based on the volume of minutes for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts for our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars and fluctuate as a percentage of revenue as we continue to support our growth initiatives.
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses, including stock-based compensation, for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars from period to period, but decline as a percentage of revenue over time.

Results of Operations for the Three Months Ended March 31, 2019 and 2018
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	100%	100%
Cost of revenue	41%	42%
Gross profit	59%	58%
Operating expenses:
Research and development	14%	13%
Sales and marketing	29%	30%
General and administrative	16%	15%
Total operating expenses	59%	58%
Loss from operations	—%	—%
Other income (expense), net:
Interest expense	(5)%	(1)%
Interest income and other	2%	—%
Total other income (expense), net	(3)%	(1)%
Loss before income taxes	(3)%	(1)%
Provision for (benefit from) income taxes	—%	—%
Net loss	(3)%	(1)%

Revenue

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change

	(in thousands, except percentages)
Revenue	$74,538	$58,905	$15,633	27%
The increase in revenue for the three months ended March 31, 2019 compared to the same period of 2018 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$30,851	$24,702	$6,149	25%
% of Revenue	41%	42%
The increase in cost of revenue for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to a $2.5 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $1.0 million increase in third party hosted software costs driven by increased client activities, a $0.8 million increase in facilities and related costs, a $0.6 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage, and a $0.5 million increase in depreciation and data center costs, driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities.
Gross Profit

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$43,687	$34,203	$9,484	28%
% of Revenue	59%	58%
The increase in gross profit for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to increases in subscription and usage revenues. The increase in gross margin for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to improved efficiencies in usage, economies of scale for subscriptions and improved efficiencies in professional services.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change

	(in thousands, except percentages)
Research and development	$10,546	$7,772	$2,774	36%
% of Revenue	14%	13%
The increase in research and development expenses for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to a $2.3 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$21,701	$17,478	$4,223	24%
% of Revenue	29%	30%
The increase in sales and marketing expenses for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to a $2.4 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, and a $0.6 million increase in commissions paid to sales personnel driven by the growth in sales and bookings of our solution. The remainder net increase in sales and marketing expenses were primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and establish increased brand awareness.

General and Administrative

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$11,762	$9,103	$2,659	29%
% of Revenue	16%	15%
The increase in general and administrative expenses for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to a $2.2 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount, an equity award to an executive officer in May 2018 and a higher fair value of employee equity awards, driven by our increased stock price, and a $0.3 million increase in legal and indemnification costs.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,396)	$(810)	$(2,586)	(319)%
Interest income and other	1,745	398	1,347	338%
Total other income (expense), net	$(1,651)	$(412)	$(1,239)	(301)%
% of Revenue	(3)%	(1)%
The unfavorable change of $(1.2) million in other income (expense), net for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to $3.2 million in interest expense related to our convertible senior notes issued in May 2018, offset in part by higher interest income on our marketable investments and a $0.2 million gain from the sale of our convertible note held for investment.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solutions, lease facilities and net proceeds from our equity and debt financings including the issuance of our 0.125% convertible senior notes in May 2018. As of March 31, 2019, we had $288.3 million in working capital, which included $93.5 million in cash and cash equivalents and $205.5 million in marketable investments.
In May 2018, we issued $258.8 million aggregate principal amount of our 0.125% convertible senior notes, or Notes, due May 1, 2023 in a private offering. The Notes are our senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2018. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.7 million. For additional information regarding the Notes, see Note 6 to the condensed consolidated financial statements included in this report.
In August 2016, we entered into a loan agreement, which we refer to as the 2016 Loan and Security Agreement, with two lenders for a revolving credit facility of up to $50.0 million. The revolving credit facility bore a variable annual interest rate of the prime rate plus 0.50%, subject to a 0.25% increase if our adjusted EBITDA was negative at the end of any fiscal quarter. In May 2018, we paid off the then outstanding principal balance of the revolving line of credit, and in July 2018, we terminated the 2016 Loan and Security Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change
Net cash provided by operating activities	$11,190	$7,997	$3,193	40%
Net cash provided by investing activities	1,302	1,490	(188)	(13)%
Net cash (used in) provided by financing activities	(912)	2,242	(3,154)	(141)%
Net increase in cash and cash equivalents	$11,580	$11,729	$(149)	(1)%

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
Net cash provided by operating activities was $11.2 million during the three months ended March 31, 2019. Net cash provided by operating activities resulted from net loss of $1.9 million adjusted for non-cash items of $15.3 million, primarily consisting of $8.7 million of stock-based compensation, $3.2 million of depreciation and amortization and $3.1 million of amortization of discount and issuance costs on convertible senior notes, offset by use of cash for operating assets and liabilities of $2.2 million primarily due the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $8.0 million during the three months ended March 31, 2018. Net cash provided by operating activities resulted from net loss of $0.6 million adjusted for non-cash items of $7.4 million, primarily consisting of $5.3 million of stock-based compensation, $2.3 million of depreciation and amortization, and cash provided by operating assets and liabilities of $1.2 million primarily due the timing of cash receipts from customers and the timing of cash payments to vendors.
Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2019 was $1.3 million compared to $1.5 million in the three months ended March 31, 2018.
Net cash provided by investing activities in the three months ended March 31, 2019 was comprised of $39.5 million of cash proceeds from maturities of marketable investments and the $0.2 million cash proceeds related to gain from the sale of convertible notes held for investment, offset by $34.4 million related to purchases of marketable investments and $4.0 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities in the three months ended March 31, 2019 was $0.9 million, compared to net cash provided by financing activities of $2.2 million in the three months ended March 31, 2018.

Net cash used in financing activities of $0.9 million in the three months ended March 31, 2019 related to payments of finance leases of $1.9 million, offset by cash proceeds of $1.0 million from exercises of stock options.

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
Our revenue consists of subscription services and related usage as well as professional services. We charge clients subscription fees, usually billed on a monthly basis, for access to our VCC solution. The subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access our VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of our software.
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
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under finance leases to finance data centers and other computer and networking equipment, debt (see Note 6 to the condensed consolidated financial statements included in this report), operating leases agreements for office space, research and development, and sales and marketing facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services.
These commitments as of December 31, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and did not change materially during the three months ended March 31, 2019 except for certain hosting and telecommunications agreements.
As of March 31, 2019, $258.8 million of convertible senior notes were outstanding. The convertible senior notes are due May 1, 2023. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.
As of March 31, 2019, our commitment under various hosting and telecommunications agreements for terms of 12 to 36 months totaled $7.9 million. These agreements require us to make monthly payments over the service term in exchange for certain network services.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our exposure to market risk has not changed materially since December 31, 2018.
We had cash and cash equivalents, and marketable securities totaling $298.9 million as of March 31, 2019. Cash equivalents and marketable securities were invested primarily in U.S. agency securities and government sponsored securities, U.S. treasury, municipal bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we implemented ASC 842, Leases. We implemented new software to account for our operating leases under ASC 842, changes to our processes and control activities related to recognizing operating lease right-of-use assets and operating lease liabilities for operating leases with lease terms of more than 12 months. The new standard did not have any impact on our finance leases. The new process and control activities implemented include review of contracts to determine if an arrangement is a lease at inception and to appropriately identify and account for operating lease right-of-use assets, operating lease liabilities and related disclosures.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*
Office Lease for Bishop Ranch Building, dated December 16, 2011, between the Registrant and Alexander Properties Company and First Lease Addendum dated October 24, 2012, Second Lease Addendum dated January 23, 2014, Third Lease Addendum dated April 3, 2017, Fourth Lease Addendum dated June 30, 2017, Fifth Lease Addendum dated January 3, 2018, Sixth Lease Addendum dated July 1, 2018 and Seventh Lease Addendum dated February 27, 2019.

10.2Ø+
Five9, Inc. 2019 Key Employee Severance Benefit Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.
Date:	May 1, 2019	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)