Form 10-Q
period 2019-06-30
Five9, Inc.
filed 2019-07-31
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36383

Five9, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3394123
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Bishop Ranch 8
4000 Executive Parkway, Suite 400
San Ramon, CA 94583
(Address of Principal Executive Offices) (Zip Code)
(925) 201-2000
(Registrant’s Telephone Number, Including Area Code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	FIVN	The NASDAQ Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of July 26, 2019, there were 60,649,321 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,469	$81,912
Marketable investments	197,007	209,907
Accounts receivable, net	28,153	24,797
Prepaid expenses and other current assets	12,036	8,014
Deferred contract acquisition costs	10,954	9,372
Total current assets	358,619	334,002
Property and equipment, net	28,255	25,885
Operating lease right-of-use assets	10,219	—
Intangible assets, net	455	631
Goodwill	11,798	11,798
Other assets	1,000	836
Deferred contract acquisition costs — less current portion	25,421	21,514
Total assets	$435,767	$394,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,534	$7,010
Accrued and other current liabilities	14,925	13,771
Operating lease liabilities	5,132	—
Accrued federal fees	1,577	1,434
Sales tax liabilities	1,266	1,741
Finance lease liabilities	5,545	6,647
Deferred revenue	19,991	17,391
Total current liabilities	55,970	47,994
Convertible senior notes	203,051	196,763
Sales tax liabilities — less current portion	836	841
Operating lease liabilities — less current portion	5,707	—
Finance lease liabilities — less current portion	2,402	4,509
Other long-term liabilities	1,231	1,811
Total liabilities	269,197	251,918
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	61	59
Additional paid-in capital	321,644	294,279
Accumulated other comprehensive income (loss)	146	(93)
Accumulated deficit	(155,281)	(151,497)
Total stockholders’ equity	166,570	142,748
Total liabilities and stockholders’ equity	$435,767	$394,666
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$77,436	$61,120	$151,974	$120,025
Cost of revenue	31,248	24,814	62,099	49,516
Gross profit	46,188	36,306	89,875	70,509
Operating expenses:
Research and development	10,811	8,367	21,357	16,139
Sales and marketing	23,250	17,912	44,951	35,390
General and administrative	12,042	9,833	23,804	18,936
Total operating expenses	46,103	36,112	90,112	70,465
Income (loss) from operations	85	194	(237)	44
Other income (expense), net:
Interest expense	(3,406)	(2,378)	(6,802)	(3,188)
Interest income and other	1,490	206	3,235	604
Total other income (expense), net	(1,916)	(2,172)	(3,567)	(2,584)
Loss before income taxes	(1,831)	(1,978)	(3,804)	(2,540)
Provision for (benefit from) income taxes	29	64	(20)	109
Net loss	$(1,860)	$(2,042)	$(3,784)	$(2,649)
Net loss per share:
Basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.05)
Shares used in computing net loss per share:
Basic and diluted	60,058	57,903	59,714	57,453
Comprehensive Loss:
Net loss	$(1,860)	$(2,042)	$(3,784)	$(2,649)
Other comprehensive income	$65	$37	$239	$42
Comprehensive loss	$(1,795)	$(2,005)	$(3,545)	$(2,607)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2018	57,654	$58	$232,272	$5	$(151,883)	$80,452
Equity component of issuance of convertible senior notes	—	—	30,346	—	—	30,346
Issuance of common stock upon exercise of stock options	188	—	1,032	—	—	1,032
Issuance of common stock upon vesting of restricted stock units	298	—	—	—	—	—
Issuance of common stock under ESPP	136	—	2,884	—	—	2,884
Stock-based compensation	—	—	6,797	—	—	6,797
Other comprehensive income	—	—	—	37	—	37
Net loss		—	—	—	(2,042)	$(2,042)
Balance as of June 30, 2018	58,276	$58	$273,331	$42	$(153,925)	$119,506

Balance as of March 31, 2019	59,637	$60	$303,946	$81	$(153,421)	$150,666
Issuance of common stock upon exercise of stock options	444	1	3,266	—	—	3,267
Issuance of common stock upon vesting of restricted stock units	429	—	—	—	—	—
Issuance of common stock under ESPP	109	—	3,996	—	—	3,996
Stock-based compensation	—	—	10,436	—	—	10,436
Other comprehensive income	—	—	—	65	—	65
Net loss	—	—	—	—	(1,860)	(1,860)
Balance as of June 30, 2019	60,619	$61	$321,644	$146	$(155,281)	$166,570

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	56,632	$57	$222,202	$—	$(175,421)	$46,838
Net reduction to opening accumulated deficit due to adoption of ASC 606	—	—	—	—	24,145	24,145
Equity component of issuance of convertible senior notes	—	—	30,346	—	—	30,346
Issuance of common stock upon exercise of stock options	974	1	5,777	—	—	5,778
Issuance of common stock upon vesting of restricted stock units	534	—	—	—	—	—
Issuance of common stock under ESPP	136	—	2,884	—	—	2,884
Stock-based compensation	—	—	12,122	—	—	12,122
Other comprehensive income	—	—	—	42	—	42
Net loss		—	—	—	(2,649)	$(2,649)
Balance as of June 30, 2018	58,276	$58	$273,331	$42	$(153,925)	$119,506

Balance as of December 31, 2018	59,210	$59	$294,279	$(93)	$(151,497)	$142,748
Issuance of common stock upon exercise of stock options	660	2	4,247	—	—	4,249
Issuance of common stock upon vesting of restricted stock units	640	—	—	—	—	—
Issuance of common stock under ESPP	109	—	3,996	—	—	3,996
Stock-based compensation	—	—	19,122	—	—	19,122
Other comprehensive income	—	—	—	239	—	239
Net loss	—	—	—	—	(3,784)	(3,784)
Balance as of June 30, 2019	60,619	$61	$321,644	$146	$(155,281)	$166,570

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(3,784)	$(2,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,553	4,769
Amortization of operating lease right-of-use assets	2,147	—
Amortization of premium on marketable investments	(883)	(43)
Provision for doubtful accounts	30	66
Stock-based compensation	19,122	12,122
Gain on sale of convertible note held for investment	(217)	(312)
Amortization of discount and issuance costs on convertible senior notes	6,234	1,733
Others	(23)	25
Changes in operating assets and liabilities:
Accounts receivable	(3,378)	(1,114)
Prepaid expenses and other current assets	(4,053)	(3,140)
Deferred contract acquisition costs	(5,488)	(3,338)
Other assets	(12,571)	4
Accounts payable	159	1,493
Accrued and other current liabilities	6,516	2,415
Accrued federal fees and sales tax liability	(337)	246
Deferred revenue	2,539	1,170
Other liabilities	5,412	261
Net cash provided by operating activities	17,978	13,708
Cash flows from investing activities:
Purchases of marketable investments	(151,308)	(109,506)
Proceeds from maturities of marketable investments	165,354	1,400
Purchases of property and equipment	(8,226)	(1,092)
Proceeds from sale of convertible note held for investment	217	1,923
Net cash provided by (used in) investing activities	6,037	(107,275)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $7,946	—	250,804
Payments for capped call transactions	—	(31,412)
Proceeds from exercise of common stock options	4,248	5,821
Proceeds from sale of common stock under ESPP	3,996	2,884
Repayments on revolving line of credit	—	(32,594)
Payments of notes payable	—	(318)
Payments of finance leases	(3,702)	(4,403)
Net cash provided by financing activities	4,542	190,782
Net increase in cash and cash equivalents	28,557	97,215
Cash and cash equivalents:
Beginning of period	81,912	68,947
End of period	$110,469	$166,162
Supplemental disclosures of cash flow data:
Cash paid for interest	$590	$1,457
Cash paid for income taxes	$153	$67
Non-cash investing and financing activities:
Equipment obtained under capital lease	$—	$4,993
Equipment purchased and unpaid at period-end	$1,602	$737
Capitalization of leasehold improvement through non-cash lease incentive	$42	$—
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. Other than the accounting policies discussed in Note 12 related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2019. See Note 12 for the updated accounting policies.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in 2017, 2018 and 2019 (collectively “ASC 842”). Under the new guidance, a lessee is required to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting remained largely unchanged from previous GAAP. In transition, the Company was required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. The Company adopted ASC 842 using the modified retrospective method on January 1, 2019. See Note 12 for disclosure on the impact of adopting this standard.
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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, net	$28,153	$24,797

Deferred contract acquisition costs:
Current	$10,954	$9,372
Non-current	25,421	21,514
Total deferred contract acquisition costs	$36,375	$30,886

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$537	$330
Contract liabilities (deferred revenue)	19,991	17,391
Net contract assets (liabilities)	$(19,454)	$(17,061)

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
In the three and six months ended June 30, 2019, the Company recognized revenue of $2.8 million and $14.1 million, respectively, related to its contract liabilities at December 31, 2018.
Remaining Performance Obligations
As of June 30, 2019, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $135.4 million. The Company expects to recognize revenue on approximately four-fifths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,636	$—	$—	$1,636
U.S. treasury	10,451	12	—	10,463
U.S. agency securities and government sponsored securities	128,785	43	—	128,828
Commercial paper	11,985	—	—	11,985
Municipal bonds	5,995	—	—	5,995
Corporate bonds	38,068	33	(1)	38,100
Total	$196,920	$88	$(1)	$197,007

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,259	$—	$—	$4,259
U.S. treasury	637	—	—	637
U.S. agency securities and government sponsored securities	154,314	1	(111)	154,204
Commercial paper	3,475	—	—	3,475
Municipal bonds	6,090	—	(4)	6,086
Corporate bonds	41,307	—	(61)	41,246
Total	$210,082	$1	$(176)	$209,907

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$—	$1,502	$—	$637
U.S. agency securities and government sponsored securities	—	1,111	(111)	153,212
Municipal bonds	—	—	(4)	6,086
Corporate bonds	(1)	856	(61)	41,246
Total	$(1)	$3,469	$(176)	$201,181

The contractual maturities of the Company’s marketable investments as of June 30, 2019 and December 31, 2018 were less than one year.

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$25,071	$—	$—	$25,071
U.S. agency securities	—	19,788	—	19,788
Commercial paper	—	2,548	—	2,548
Total cash equivalents	$25,071	$22,336	$—	$47,407
Marketable investments
Certificates of deposit	$—	$1,636	$—	$1,636
U.S. treasury	10,463	—	—	10,463
U.S. agency securities and government sponsored securities	—	128,828	—	128,828
Commercial paper	—	11,985	—	11,985
Municipal bonds	—	5,995	—	5,995
Corporate bonds	—	38,100	—	38,100
Total marketable investments	$10,463	$186,544	$—	$197,007

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$10,833	$—	$—	$10,833
U.S. treasury	638	—	—	638
U.S. agency securities	—	50	—	50
Commercial paper	—	498	—	498
Total cash equivalents	$11,471	$548	$—	$12,019
Marketable investments
Certificates of deposit	$—	$4,259	$—	$4,259
U.S. treasury	637	—	—	637
U.S. agency securities and government sponsored securities	—	154,204	—	154,204
Commercial paper	—	3,475	—	3,475
Municipal bonds	—	6,086	—	6,086
Corporate bonds	—	41,246	—	41,246
Total marketable investments	$637	$209,270	$—	$209,907

As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 was $359.5 million and $316.1 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s 0.125% convertible senior notes due 2023.
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018.
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash	$63,062	$69,893
Money market funds	25,071	10,833
U.S. treasury	—	638
U.S. agency securities	19,788	50
Commercial paper	2,548	498
Total cash and cash equivalents	$110,469	$81,912

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts receivable	$26,040	$23,068
Unbilled trade accounts receivable, net of advance client deposits	2,124	1,741
Allowance for doubtful accounts	(11)	(12)
Accounts receivable, net	$28,153	$24,797

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$6,918	$5,005
Other current assets	4,581	2,679
Contract assets	537	330
Prepaid expenses and other current assets	$12,036	$8,014

Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer and network equipment	$60,313	$54,452
Computer software	11,569	10,064
Internal-use software development costs	500	500
Furniture and fixtures	2,208	1,491
Leasehold improvements	1,025	855
Property and equipment	75,615	67,362
Accumulated depreciation and amortization	(47,360)	(41,477)
Property and equipment, net	$28,255	$25,885

Depreciation and amortization expense associated with property and equipment was $3.3 million and $6.4 million for the three and six months ended June 30, 2019, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2018, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	June 30, 2019	December 31, 2018
Gross	$46,931	$47,383
Less: accumulated depreciation and amortization	(36,455)	(33,547)
Total	$10,476	$13,836

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$12,429	$10,277
Accrued expenses	2,496	3,494
Accrued and other current liabilities	$14,925	$13,771

5. Intangible Assets
The component of intangible assets was as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(2,005)	$455	$2,460	$(1,829)	$631

Amortization expense for intangible assets was $88 thousand and $176 thousand for the three and six months ended June 30, 2019, respectively, and $116 thousand and $232 thousand for the three and six months ended June 30, 2018, respectively.
As of June 30, 2019, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2019	175
2020	280
Total	$455

6. Debt
0.125% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $258.8 million aggregate principal amount of 0.125% convertible senior notes (“Notes”) due May 1, 2023 in a private offering. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and debt issuance costs, were approximately $250.8 million.
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
The closing market price of the Company’s common stock of $51.29 per share as of June 28, 2019, the last trading day, during the three months ended June 30, 2019, was below $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 28, 2019, was not greater than or equal to 130% of the initial conversion price on each applicable trading day. As such, during the three months ended June 30, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended June 30, 2019 and were classified as long-term debt.
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
In accounting for the debt issuance cost of $8.0 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $6.0 million and are being amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	June 30, 2019	December 31, 2018
Principal	$258,750	$258,750
Unamortized debt discount	(50,866)	(56,564)
Unamortized issuance costs	(4,833)	(5,423)
Net carrying amount	$203,051	$196,763
There was no change to net carrying amount of the equity component of the Notes since it continued to meet the conditions for equity classification as presented below (in thousands):

	June 30, 2019	December 31, 2018
Debt discount for conversion option	$63,756	$63,756
Issuance costs	(1,998)	(1,998)
Net carrying amount	$61,758	$61,758

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Contractual interest expense	$81	$48	$162	$48
Amortization of debt discount	2,888	1,582	5,698	1,582
Amortization of issuance costs	267	151	536	151
Total interest expense	$3,236	$1,781	$6,396	$1,781

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
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Notes in May 2018 was as follows (in thousands):

	June 30, 2019	December 31, 2018
Conversion option	$—	$63,756
Payments for capped call transactions	—	(31,412)
Issuance costs	—	(1,998)
Total	$—	$30,346

Maturity of the Company’s outstanding debt as of June 30, 2019 was as follows (in thousands):

Period	Amount to Mature
2023	$258,750
Total	$258,750

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2019 and December 31, 2018, the Company had 60,619,262 and 59,210,496 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2019 and December 31, 2018, the Company had no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

June 30, 2019
Stock options outstanding	2,693
Restricted stock units outstanding	2,598
Shares available for future grant under 2014 Plan	10,260
Shares available for future issuance under ESPP	2,174
Total shares of common stock reserved	17,725

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2019 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	3,122	$12.52
Options granted (weighted average grant date fair value of $23.90 per share)	237	50.40
Options exercised	(660)	6.44
Options forfeited or expired	(6)	33.77
Outstanding as of June 30, 2019	2,693	$17.29	6.3	$91,838

The aggregate intrinsic value disclosed in the above table is computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $51.29 per share as of June 30, 2019 for all in-the-money stock options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity during the six months ended June 30, 2019 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	2,325	$25.36
RSUs granted	1,023	52.05
RSUs vested and released	(640)	24.23
RSUs forfeited	(110)	32.48
Outstanding as of June 30, 2019	2,598	$35.84

Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of revenue	$1,658	$853	$2,887	$1,531
Research and development	1,907	1,064	3,377	1,941
Sales and marketing	2,749	1,585	4,998	2,947
General and administrative	4,122	3,295	7,860	5,703
Total stock-based compensation	$10,436	$6,797	$19,122	$12,122

As of June 30, 2019, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$14,038	$88,518	$1,039
Weighted-average amortization period	2.9 years	3.1 years	0.4 years

The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Expected term (years)	6.1	6.1	6.1	6.0
Volatility	46%	44%	46%	45%
Risk-free interest rate	2.4%	2.7%	2.5%	2.7%
Dividend yield (1)	—	—	—	—

(1)	The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(1,860)	$(2,042)	$(3,784)	$(2,649)
Weighted-average shares of common stock outstanding	60,058	57,903	59,714	57,453
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.05)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock options	2,693	3,333	2,693	3,333
Restricted stock units	2,598	2,705	2,598	2,705
Convertible senior notes	1,241	—	1,245	—
Common stock warrants	—	13	—	13
Total	6,532	6,051	6,536	6,051

The Company expects to settle the principal amount of its Notes outstanding at June 30, 2019 in cash and, therefore, uses the treasury stock method for calculating any potential dilutive effect of the conversion spread. The conversion spread had a dilutive impact during the three and six months ended June 30, 2019, since the average market price of the Company’s common stock during the period exceeded the initial conversion price of $40.82 per share for the Notes. However, the potential shares of common stock from Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
9. Income Taxes
The provision for (benefit from) income taxes for the three and six months ended June 30, 2019 was approximately $29 thousand and $(20) thousand, respectively. The provision for income taxes for the three and six months ended June 30, 2018 was approximately $64 thousand and $109 thousand, respectively. The provision for (benefit from) income taxes consisted primarily of foreign income taxes and state minimum taxes.
For the three and six months ended June 30, 2019 and 2018, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2019 and December 31, 2018. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2019, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under finance leases to finance data centers and other computer and networking equipment purchases, debt (see Note 6), operating leases agreements for office space, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2018 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and did not change materially during the three months ended June 30, 2019, except for certain hosting and telecommunications agreements.
As of June 30, 2019, $258.8 million of the Notes were outstanding. The Notes are due May 1, 2023. For more information concerning the Notes, see Note 6.
As of June 30, 2019, the Company’s commitment under various hosting and telecommunications agreements totaled $6.1 million for terms ranging up to 36 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.

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
On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, Corp., of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the lawsuit captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, in the U.S. District Court for the Southern District of California (“the Melcher Litigation”). In the lawsuit, plaintiff Carl Melcher, a purported former stockholder of Face It, and his related investment entity, Melcher Family Limited Partnership, alleged that Face It repurchased the plaintiffs’ stock in September 2013 before the Company acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of its company to the Company. The lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. On January 9, 2018, Mr. Fried initiated an arbitration against the Company in which he alleged that the Company breached advancement obligations to him. The Company asserted counterclaims in the arbitration against both Mr. Fried and the representative of the former Face It stockholders, seeking to recoup all losses incurred by the Company in connection with the Melcher Litigation, including any amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim.
On June 11, 2018, the arbitrator ordered the Company to advance the fees Mr. Fried incurred in connection with the defense of the Melcher Litigation, and ordered the Company’s counterclaims stayed pending the resolution of the Melcher litigation.
In June 2019, Mr. Fried reached a settlement in the Melcher Litigation. Pursuant to a separate June 2019 settlement agreement between the Company, Mr. Fried, and the representative of the former Face It stockholders, the Company agreed to contribute a portion of the amount Mr. Fried agreed to pay the Melcher parties. Specifically, the Company agreed to pay $0.4 million to the Melcher parties on Mr. Fried’s behalf in light of Mr. Fried’s asserted indemnity obligations against the Company. As a result of the settlements, all claims against the Company, including claims for indemnification, have been released by Mr. Fried and the former Face It stockholders. The Company also released claims it asserted against Mr. Fried and the former Face It stockholders. The Melcher Litigation and the arbitration have been dismissed.
The Company incurred a total of approximately $1.4 million in fees and expenses, of which $0.5 million and $0.8 million was incurred during the three and six months ended June 30, 2019, including the legal fees advanced on Mr. Fried’s behalf and the amount contributed to settle the Melcher Litigation. These amounts were included in general and administrative expenses.

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States	$71,349	$56,890	$140,232	$112,061
International	6,087	4,230	11,742	7,964
Total revenue	$77,436	$61,120	$151,974	$120,025

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2019	December 31, 2018
United States	$26,413	$23,931
International	1,842	1,954
Property and equipment, net	$28,255	$25,885

12. ASC 842 Adoption Impact
The Company has leases for offices, data centers and other computer and networking equipment that expire at various dates through 2024. The Company’s leases have remaining terms of one to five years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice.
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
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating lease cost	$1,237	$—	$2,340	$—
Finance lease cost:
Amortization of right-of-use assets	$1,905	$1,753	$3,360	$3,575
Interest on lease liabilities	187	368	423	722
Total finance lease cost	$2,092	$2,121	$3,783	$4,297

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,265)	$—	$(2,409)	$—
Financing cash used in finance leases	(1,808)	(2,051)	(3,702)	(4,403)
Right of use assets obtained in exchange for lease obligations:
Operating leases	4,619	—	4,619	—
Finance leases	—	2,897	—	6,048

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2019	December 31, 2018
Operating leases
Operating lease right-of-use assets	$10,219	$—

Operating lease liabilities	$5,132	$—
Operating lease liabilities — less current portion	5,707	—
Total operating lease liabilities	$10,839	$—
Finance leases
Property and equipment, gross	$46,931	$47,383
Less: accumulated depreciation and amortization	(36,455)	(33,547)
Property and equipment, net	$10,476	$13,836

Finance leases	$5,545	$6,647
Finance lease liabilities — less current portion	2,402	4,509
Total finance lease liabilities	$7,947	$11,156

Weighted average remaining terms were as follows (in years):

	June 30, 2019	December 31, 2018
Weighted average remaining lease term
Operating leases	2.0	2.0
Finance leases	2.1	2.6
Weighted average discount rates were as follows:

	June 30, 2019	December 31, 2018
Weighted average discount rate
Operating leases	4.7%	—%
Finance leases	8.7%	9.0%

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$2,885	$3,393
2020	5,103	4,387
2021	1,799	754
2022	650	—
2023	582	—
Thereafter	498	—
Total lease payments	11,517	8,534
Less: imputed interest	(678)	(587)
Total	$10,839	$7,947

As of June 30, 2019, the Company had one additional operating lease for office space that had not yet commenced, representing a total commitment over its term of $1.3 million. This operating lease is expected to commence in the remainder of 2019 with a lease term of five years.
Impact on Condensed Consolidated Balance Sheet
The impact of the adoption of ASC 842 on select condensed consolidated balance sheet line items, was as follows:

	June 30, 2019
(in thousands)	As Reported	Balances without adoption of ASC 842	Effect of Change Higher (Lower)
Assets:
Operating lease right-of-use-assets	$10,219	$—	$10,219
Liabilities:
Operating lease liabilities	5,132	—	5,132
Operating lease liabilities — less current portion	5,707	—	5,707

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are generally based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for changes in the number of agent seats. Our clients can use this notice period to rapidly adjust the number of agent seats used to meet their changing contact center volume needs, including to reduce the number of agent seats to zero. As a general matter, this means that a client can effectively terminate its agreement with us upon 30 days’ notice. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and six months ended June 30, 2019, subscription and related usage fees accounted for 92% of our revenue. For each of the three and six months ended June 30, 2018, subscription and related usage fees accounted for 93% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.

Key GAAP Operating Results
Our revenue increased to $77.4 million and $152.0 million for the three and six months ended June 30, 2019, respectively, from $61.1 million and $120.0 million for the three and six months ended June 30, 2018, respectively. Revenue growth has primarily been driven by our larger clients. For each of the three and six months ended June 30, 2019 and 2018, no single client accounted for more than 10% of our total revenue. As of June 30, 2019, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 2,500 agent seats. We had a net loss of $1.9 million and $3.8 million in the three and six months ended June 30, 2019, respectively, compared to a net loss of $2.0 million and $2.6 million in the three and six months ended June 30, 2018, respectively.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	June 30, 2019	June 30, 2018
Annual Dollar-Based Retention Rate	107%	99%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest income, expense and other, (4) provision for (benefit from) income taxes, and (5) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(1,860)	$(2,042)	$(3,784)	$(2,649)
Non-GAAP adjustments:
Depreciation and amortization (1)	3,361	2,449	6,553	4,769
Stock-based compensation (2)	10,436	6,797	19,122	12,122
Interest expense	3,406	2,378	6,802	3,188
Interest income and other	(1,490)	(206)	(3,235)	(604)
Legal settlement (3)	420	—	420	—
Legal and indemnification fees related to settlement (4)	64	241	356	241
Provision for (benefit from) income taxes	29	64	(20)	109
Adjusted EBITDA	$14,366	$9,681	$26,214	$17,176

(1)	Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of revenue	$2,504	$1,864	$4,870	$3,658
Research and development	450	233	890	427
Sales and marketing	1	30	2	59
General and administrative	406	322	791	625
Total depreciation and amortization	$3,361	$2,449	$6,553	$4,769

(2)	See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.

(3)	Represents settlement amount related to the Melcher litigation.

(4)	Represents legal and indemnification fees related to the Melcher litigation.

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
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase at a faster rate in the remainder of 2019 than in the past, and to increase as a percentage of revenue.
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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	40%	41%	41%	41%
Gross profit	60%	59%	59%	59%
Operating expenses:
Research and development	14%	14%	14%	13%
Sales and marketing	30%	29%	29%	30%
General and administrative	16%	16%	16%	16%
Total operating expenses	60%	59%	59%	59%
Income (loss) from operations	—%	—%	—%	—%
Other income (expense), net:
Interest expense	(4)%	(4)%	(4)%	(3)%
Interest income and other	2%	1%	2%	1%
Total other income (expense), net	(2)%	(3)%	(2)%	(2)%
Loss before income taxes	(2)%	(3)%	(2)%	(2)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(2)%	(3)%	(2)%	(2)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Revenue	$77,436	$61,120	$16,316	27%	$151,974	$120,025	$31,949	27%
The increase in revenue for the three and six months ended June 30, 2019 compared to the same periods of 2018 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$31,248	$24,814	$6,434	26%	$62,099	$49,516	$12,583	25%
% of Revenue	40%	41%			41%	41%
The increase in cost of revenue for the three and six months ended June 30, 2019 compared to the same periods of 2018 was primarily due to a $2.6 million and $5.1 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $1.1 million and $2.1 million increase in third party hosted software costs driven by increased client activities, a $0.9 million and $1.6 million increase in facilities and related costs, a $0.5 million and $1.1 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage, and a $0.5 million and $1.0 million increase in depreciation and data center costs, driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$46,188	$36,306	$9,882	27%	$89,875	$70,509	$19,366	27%
% of Revenue	60%	59%			59%	59%
The increase in gross profit for the three and six months ended June 30, 2019 compared to the same periods of 2018 was primarily due to increases in subscription and usage revenues. The increase in gross margin for the three and six months ended June 30, 2019 compared to the same periods of 2018 was primarily due to improved efficiencies in professional services, economies of scale for subscriptions and improved efficiencies in usage.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Research and development	$10,811	$8,367	$2,444	29%	$21,357	$16,139	$5,218	32%
% of Revenue	14%	14%			14%	13%
The increase in research and development expenses for the three and six months ended June 30, 2019 compared to the same periods of 2018 was primarily due to a $2.2 million and $4.5 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$23,250	$17,912	$5,338	30%	$44,951	$35,390	$9,561	27%
% of Revenue	30%	29%			29%	30%
The increase in sales and marketing expenses for the three and six months ended June 30, 2019 compared to the same periods of 2018 was primarily due to a $3.0 million and $5.4 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, and a $1.0 million and $1.6 million increase in commissions paid to sales personnel driven by the growth in sales and bookings of our solution. The remaining net increase in sales and marketing expenses were primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and establish increased brand awareness.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$12,042	$9,833	$2,209	22%	$23,804	$18,936	$4,868	26%
% of Revenue	16%	16%			16%	16%
The increase in general and administrative expenses for the three and six months ended June 30, 2019 compared to the same periods of 2018 was primarily due to a $1.9 million and $4.1 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount, an equity award to an executive officer in May 2018 and a higher fair value of employee equity awards, driven by our increased stock price, and a $0.2 million and $0.4 million increase in legal and indemnification costs, which included a $0.4 million settlement paid in the Melcher Litigation in June 2019.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,406)	$(2,378)	$(1,028)	(43)%	$(6,802)	$(3,188)	$(3,614)	(113)%
Interest income and other	1,490	206	1,284	623%	3,235	604	2,631	(436)%
Total other income (expense), net	$(1,916)	$(2,172)	$256	12%	$(3,567)	$(2,584)	$(983)	(38)%
% of Revenue	(2)%	(3)%			(2)%	(2)%
The favorable change of $0.3 million in other income (expense), net for the three months ended June 30, 2019 compared to the same period of 2018 was primarily due to $1.3 million in higher interest income on our marketable investments, offset in part by interest expense related to our convertible senior notes issued in May 2018. The unfavorable change of $(1.0) million in other income (expense), net for the six months ended June 30, 2019 compared to the same period of 2018 was primarily due to $3.6 million in interest expense related to our convertible senior notes issued in May 2018, offset in part by higher interest income on our marketable investments and a $0.2 million gain from the sale of our convertible note held for investment.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solutions, lease facilities and net proceeds from our equity and debt financings including the issuance of our 0.125% convertible senior notes in May 2018. As of June 30, 2019, we had $302.6 million in working capital, which included $110.5 million in cash and cash equivalents and $197.0 million in marketable investments.
In May 2018, we issued $258.8 million aggregate principal amount of our 0.125% convertible senior notes, or Notes, due May 1, 2023 in a private offering. The Notes are our senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2018. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. For additional information regarding the Notes, see Note 6 to the condensed consolidated financial statements included in this report.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Net cash provided by operating activities	$17,978	$13,708	$4,270	31%
Net cash provided by (used in) investing activities	6,037	(107,275)	113,312	(106)%
Net cash provided by financing activities	4,542	190,782	(186,240)	(98)%
Net increase in cash and cash equivalents	$28,557	$97,215	$(68,658)	(71)%

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
Net cash provided by operating activities was $18.0 million during the six months ended June 30, 2019. Net cash provided by operating activities resulted from net loss of $3.8 million adjusted for non-cash items of $33.0 million, primarily consisting of $19.1 million of stock-based compensation, $6.6 million of depreciation and amortization and $6.2 million of amortization of discount and issuance costs on convertible senior notes, offset by use of cash for operating assets and liabilities of $11.2 million primarily due the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $13.7 million during the six months ended June 30, 2018. Net cash provided by operating activities resulted from net loss of $2.6 million adjusted for non-cash items of $18.4 million, primarily consisting of $12.1 million of stock-based compensation, $4.8 million of depreciation and amortization and $1.7 million of amortization of discount and issuance costs on convertible senior notes, offset by use of cash for operating assets and liabilities of $2.0 million primarily due the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2019 was $6.0 million compared to net cash used in investing activities of $107.3 million in the six months ended June 30, 2018.
Net cash provided by investing activities in the six months ended June 30, 2019 was comprised of $165.3 million of cash proceeds from maturities of marketable investments and the $0.2 million cash proceeds related to gain from the sale of convertible notes held for investment, offset by $151.3 million related to purchases of marketable investments and $8.2 million in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2019 was $4.5 million, compared to $190.8 million in the six months ended June 30, 2018.
Net cash provided by financing activities of $4.5 million in the six months ended June 30, 2019 related to cash proceeds of $4.2 million from exercises of stock options and $4.0 million from the sale of common stock under our ESPP, offset by payments of finance leases of $3.7 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
These commitments as of December 31, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and did not change materially during the six months ended June 30, 2019 except for certain hosting and telecommunications agreements.
As of June 30, 2019, $258.8 million of convertible senior notes were outstanding. The convertible senior notes are due May 1, 2023. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.
As of June 30, 2019, our commitment under various hosting and telecommunications agreements for terms ranging up to 36 months totaled $6.1 million. These agreements require us to make monthly payments over the service term in exchange for certain network services.

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
We had cash and cash equivalents, and marketable securities totaling $307.5 million as of June 30, 2019. Cash equivalents and marketable securities were invested primarily in U.S. agency securities and government sponsored securities, U.S. treasury, municipal bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1Ø+
Five9, Inc. 2019 Key Employee Severance Benefit Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019 (File No. 001-36383) and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
+ Indicates management contract.
Ø Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	July 31, 2019	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)