Form 10-Q
period 2019-09-30
Five9, Inc.
filed 2019-11-05
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of October 31, 2019, there were 61,078,573 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,573	$81,912
Marketable investments	200,385	209,907
Accounts receivable, net	31,407	24,797
Prepaid expenses and other current assets	11,140	8,014
Deferred contract acquisition costs	11,947	9,372
Total current assets	375,452	334,002
Property and equipment, net	28,399	25,885
Operating lease right-of-use assets	8,933	—
Intangible assets, net	367	631
Goodwill	11,798	11,798
Other assets	1,100	836
Deferred contract acquisition costs — less current portion	27,975	21,514
Total assets	$454,024	$394,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,757	$7,010
Accrued and other current liabilities	20,141	13,771
Operating lease liabilities	5,010	—
Accrued federal fees	1,981	1,434
Sales tax liabilities	1,435	1,741
Finance lease liabilities	4,457	6,647
Deferred revenue	21,858	17,391
Total current liabilities	61,639	47,994
Convertible senior notes	206,301	196,763
Sales tax liabilities — less current portion	833	841
Operating lease liabilities — less current portion	4,530	—
Finance lease liabilities — less current portion	1,516	4,509
Other long-term liabilities	1,234	1,811
Total liabilities	276,053	251,918
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	61	59
Additional paid-in capital	334,568	294,279
Accumulated other comprehensive income (loss)	227	(93)
Accumulated deficit	(156,885)	(151,497)
Total stockholders’ equity	177,971	142,748
Total liabilities and stockholders’ equity	$454,024	$394,666
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$83,769	$65,304	$235,743	$185,329
Cost of revenue	34,472	26,179	96,571	75,695
Gross profit	49,297	39,125	139,172	109,634
Operating expenses:
Research and development	11,665	9,582	33,022	25,721
Sales and marketing	25,014	17,818	69,965	53,208
General and administrative	12,146	10,746	35,950	29,682
Total operating expenses	48,825	38,146	138,937	108,611
Income from operations	472	979	235	1,023
Other income (expense), net:
Interest expense	(3,486)	(3,595)	(10,288)	(6,783)
Interest income and other	1,460	1,352	4,695	1,956
Total other income (expense), net	(2,026)	(2,243)	(5,593)	(4,827)
Loss before income taxes	(1,554)	(1,264)	(5,358)	(3,804)
Provision for income taxes	50	41	30	150
Net loss	$(1,604)	$(1,305)	$(5,388)	$(3,954)
Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.07)
Shares used in computing net loss per share:
Basic and diluted	60,781	58,454	60,074	57,790
Comprehensive Loss:
Net loss	$(1,604)	$(1,305)	$(5,388)	$(3,954)
Other comprehensive income (loss)	81	(189)	320	(147)
Comprehensive loss	$(1,523)	$(1,494)	$(5,068)	$(4,101)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2018	58,276	$58	$273,331	$42	$(153,925)	$119,506
Issuance of common stock upon exercise of stock options and warrants	210	—	1,262	—	—	1,262
Issuance of common stock upon vesting of restricted stock units	263	1	—	—	—	1
Stock-based compensation	—	—	8,869	—	—	8,869
Shares held for tax withholdings	—	—	(260)	—	—	(260)
Other comprehensive loss	—	—	—	(189)	—	(189)
Net loss		—	—	—	(1,305)	$(1,305)
Balance as of September 30, 2018	58,749	$59	$283,202	$(147)	$(155,230)	$127,884

Balance as of June 30, 2019	60,619	$61	$321,644	$146	$(155,281)	$166,570
Issuance of common stock upon exercise of stock options	165	—	1,849	—	—	1,849
Issuance of common stock upon vesting of restricted stock units	272	—	—	—	—	—
Stock-based compensation	—	—	11,075	—	—	11,075
Other comprehensive income	—	—	—	81	—	81
Net loss	—	—	—	—	(1,604)	(1,604)
Balance as of September 30, 2019	61,056	$61	$334,568	$227	$(156,885)	$177,971

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	56,632	$57	$222,202	$—	$(175,421)	$46,838
Net reduction to opening accumulated deficit due to adoption of ASC 606	—	—	—	—	24,145	24,145
Equity component of issuance of convertible senior notes	—	—	30,346	—	—	30,346
Issuance of common stock upon exercise of stock options and warrants	1,184	1	7,039	—	—	7,040
Issuance of common stock upon vesting of restricted stock units	797	1	—	—	—	1
Issuance of common stock under ESPP	136	—	2,884	—	—	2,884
Stock-based compensation	—	—	20,991	—	—	20,991
Shares held for tax withholdings	—	—	(260)	—	—	(260)
Other comprehensive loss	—	—	—	(147)	—	(147)
Net loss		—	—	—	(3,954)	$(3,954)
Balance as of September 30, 2018	58,749	$59	$283,202	$(147)	$(155,230)	$127,884

Balance as of December 31, 2018	59,210	$59	$294,279	$(93)	$(151,497)	$142,748
Issuance of common stock upon exercise of stock options	825	2	6,096	—	—	6,098
Issuance of common stock upon vesting of restricted stock units	912	—	—	—	—	—
Issuance of common stock under ESPP	109	—	3,996	—	—	3,996
Stock-based compensation	—	—	30,197	—	—	30,197
Other comprehensive income	—	—	—	320	—	320
Net loss	—	—	—	—	(5,388)	(5,388)
Balance as of September 30, 2019	61,056	$61	$334,568	$227	$(156,885)	$177,971

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(5,388)	$(3,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,050	7,436
Amortization of operating lease right-of-use assets	3,420	—
Amortization of premium on marketable investments	(1,036)	(317)
Provision for doubtful accounts	78	81
Stock-based compensation	30,197	20,991
Gain on sale of convertible note held for investment	(217)	(312)
Amortization of discount and issuance costs on convertible senior notes	9,484	4,782
Others	2	74
Changes in operating assets and liabilities:
Accounts receivable	(6,677)	(4,931)
Prepaid expenses and other current assets	(3,172)	(2,755)
Deferred contract acquisition costs	(9,035)	(5,094)
Other assets	(264)	68
Accounts payable	100	307
Accrued and other current liabilities	3,522	2,575
Accrued federal fees and sales tax liability	233	366
Deferred revenue	4,391	3,910
Other liabilities	(33)	(75)
Net cash provided by operating activities	35,655	23,152
Cash flows from investing activities:
Purchases of marketable investments	(274,401)	(203,953)
Proceeds from maturities of marketable investments	285,281	4,047
Purchases of property and equipment	(12,776)	(4,503)
Proceeds from sale of convertible note held for investment	217	1,923
Net cash used in investing activities	(1,679)	(202,486)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $8,036	—	250,714
Payments for capped call transactions	—	(31,412)
Proceeds from exercise of common stock options	6,097	7,111
Proceeds from sale of common stock under ESPP	3,996	2,884
Repayments on revolving line of credit	—	(32,594)
Payments of notes payable	—	(318)
Payments of finance leases	(5,408)	(6,379)
Net cash provided by financing activities	4,685	190,006
Net increase in cash and cash equivalents	38,661	10,672
Cash and cash equivalents:
Beginning of period	81,912	68,947
End of period	$120,573	$79,619
Supplemental disclosures of cash flow data:
Cash paid for interest	$746	$1,850
Cash paid for income taxes	$204	$151
Non-cash investing and financing activities:
Equipment obtained under capital lease	$—	$4,981
Equipment purchased and unpaid at period-end	$862	$779
Capitalization of leasehold improvement through non-cash lease incentive	$42	$—
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. Other than the accounting policies discussed in Note 12 related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2019. See Note 12 for the updated accounting policies.
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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, net	$31,407	$24,797

Deferred contract acquisition costs:
Current	$11,947	$9,372
Non-current	27,975	21,514
Total deferred contract acquisition costs	$39,922	$30,886

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$745	$330
Contract liabilities (deferred revenue)	21,858	17,391
Net contract assets (liabilities)	$(21,113)	$(17,061)

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
In the three and nine months ended September 30, 2019, the Company recognized revenue of $1.2 million and $15.3 million, respectively, related to its contract liabilities at December 31, 2018.
Remaining Performance Obligations
As of September 30, 2019, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $162.1 million. The Company expects to recognize revenue on approximately four-fifths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$407	$1	$—	$408
U.S. treasury	36,209	17	—	36,226
U.S. agency securities	134,246	100	(4)	134,342
Commercial paper	13,023	—	—	13,023
Municipal bonds	3,013	4	—	3,017
Corporate bonds	13,341	28	—	13,369
Total	$200,239	$150	$(4)	$200,385

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,259	$—	$—	$4,259
U.S. treasury	637	—	—	637
U.S. agency securities and government sponsored securities	154,314	1	(111)	154,204
Commercial paper	3,475	—	—	3,475
Municipal bonds	6,090	—	(4)	6,086
Corporate bonds	41,307	—	(61)	41,246
Total	$210,082	$1	$(176)	$209,907

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$—	$9,987	$—	$637
U.S. agency securities and government sponsored securities	(4)	19,946	(111)	153,212
Municipal bonds	—	—	(4)	6,086
Corporate bonds	—	—	(61)	41,246
Total	$(4)	$29,933	$(176)	$201,181

The contractual maturities of the Company’s marketable investments as of September 30, 2019 and December 31, 2018 were less than one year.

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$34,463	$—	$—	$34,463
U.S. treasury	9,965	—	—	9,965
Commercial paper	—	1,797	—	1,797
Total cash equivalents	$44,428	$1,797	$—	$46,225
Marketable investments
Certificates of deposit	$—	$408	$—	$408
U.S. treasury	36,226	—	—	36,226
U.S. agency securities	—	134,342	—	134,342
Commercial paper	—	13,023	—	13,023
Municipal bonds	—	3,017	—	3,017
Corporate bonds	—	13,369	—	13,369
Total marketable investments	$36,226	$164,159	$—	$200,385

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$10,833	$—	$—	$10,833
U.S. treasury	638	—	—	638
U.S. agency securities	—	50	—	50
Commercial paper	—	498	—	498
Total cash equivalents	$11,471	$548	$—	$12,019
Marketable investments
Certificates of deposit	$—	$4,259	$—	$4,259
U.S. treasury	637	—	—	637
U.S. agency securities and government sponsored securities	—	154,204	—	154,204
Commercial paper	—	3,475	—	3,475
Municipal bonds	—	6,086	—	6,086
Corporate bonds	—	41,246	—	41,246
Total marketable investments	$637	$209,270	$—	$209,907

As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 was $373.8 million and $316.1 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s 0.125% convertible senior notes due 2023.
There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018.
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash	$74,348	$69,893
Money market funds	34,463	10,833
U.S. treasury	9,965	638
U.S. agency securities	—	50
Commercial paper	1,797	498
Total cash and cash equivalents	$120,573	$81,912

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Trade accounts receivable	$29,001	$23,068
Unbilled trade accounts receivable, net of advance client deposits	2,418	1,741
Allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$31,407	$24,797

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$6,453	$5,005
Other current assets	3,942	2,679
Contract assets	745	330
Prepaid expenses and other current assets	$11,140	$8,014

Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer and network equipment	$62,833	$54,452
Computer software	12,334	10,064
Internal-use software development costs	500	500
Furniture and fixtures	2,247	1,491
Leasehold improvements	1,059	855
Property and equipment	78,973	67,362
Accumulated depreciation and amortization	(50,574)	(41,477)
Property and equipment, net	$28,399	$25,885

Depreciation and amortization expense associated with property and equipment was $3.4 million and $9.8 million for the three and nine months ended September 30, 2019, respectively, and $2.6 million and $7.1 million for the three and nine months ended September 30, 2018, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	September 30, 2019	December 31, 2018
Gross	$46,740	$47,383
Less: accumulated depreciation and amortization	(37,817)	(33,547)
Total	$8,923	$13,836

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$16,016	$10,277
Accrued expenses	4,125	3,494
Accrued and other current liabilities	$20,141	$13,771

5. Intangible Assets
The component of intangible assets was as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,460	$(2,093)	$367	$2,460	$(1,829)	$631

Amortization expense for intangible assets was $88 thousand and $264 thousand for the three and nine months ended September 30, 2019, respectively, and $117 thousand and $349 thousand for the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2019	87
2020	280
Total	$367

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
During the three months ended September 30, 2019, one of the conversion features of the Notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on September 30, 2019 (the last trading day of the calendar quarter), and therefore, the Notes are convertible, in multiples of $1,000 principal amount, at the option of the Notes holders between October 1, 2019 to

December 31, 2019. Whether the Notes will be convertible after December 31, 2019 will depend on the continued satisfaction of this condition or other conversion conditions in the future. As of November 5, 2019, the date of this filing, the Company had not received any requests for conversion from its Notes holders.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	September 30, 2019	December 31, 2018
Principal	$258,750	$258,750
Unamortized debt discount	(47,898)	(56,564)
Unamortized issuance costs	(4,551)	(5,423)
Net carrying amount	$206,301	$196,763
There was no change to net carrying amount of the equity component of the Notes since it continued to meet the conditions for equity classification as presented below (in thousands):

	September 30, 2019	December 31, 2018
Debt discount for conversion option	$63,756	$63,756
Issuance costs	(1,998)	(1,998)
Net carrying amount	$61,758	$61,758

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Contractual interest expense	$81	$81	$243	$129
Amortization of debt discount	2,968	2,782	8,666	4,364
Amortization of issuance costs	282	267	818	418
Total interest expense	$3,331	$3,130	$9,727	$4,911

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
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Notes in May 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018
Conversion option	$—	$63,756
Payments for capped call transactions	—	(31,412)
Issuance costs	—	(1,998)
Total	$—	$30,346

Maturity of the Company’s outstanding debt as of September 30, 2019 was as follows (in thousands):

Period	Amount to Mature
2023	$258,750
Total	$258,750

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2019 and December 31, 2018, the Company had 61,055,898 and 59,210,496 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is also authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2019 and December 31, 2018, the Company had no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

September 30, 2019
Stock options outstanding	2,621
Restricted stock units outstanding	2,508
Shares available for future grant under 2014 Plan	9,986
Shares available for future issuance under ESPP	2,174
Total shares of common stock reserved	17,289

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2019 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	3,122	$12.52
Options granted (weighted average grant date fair value of $23.93 per share)	337	50.94
Options exercised	(825)	7.40
Options forfeited or expired	(13)	30.18
Outstanding as of September 30, 2019	2,621	$18.97	6.2	$91,370

The aggregate intrinsic value disclosed in the above table is computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $53.74 per share as of September 30, 2019 for all in-the-money stock options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity during the nine months ended September 30, 2019 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	2,325	$25.36
RSUs granted	1,272	52.18
RSUs vested and released	(912)	25.08
RSUs forfeited	(177)	31.92
Outstanding as of September 30, 2019	2,508	$38.59

Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of revenue	$1,702	$860	$4,589	$2,391
Research and development	2,022	2,352	5,399	4,293
Sales and marketing	3,017	1,613	8,015	4,560
General and administrative	4,334	4,044	12,194	9,747
Total stock-based compensation	$11,075	$8,869	$30,197	$20,991

As of September 30, 2019, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$14,710	$90,759	$333
Weighted-average amortization period	2.9 years	3.0 years	0.1 years

The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Expected term (years)	6.1	6.1	6.1	6.0
Volatility	46%	44%	46%	45%
Risk-free interest rate	1.8%	2.8%	2.3%	2.7%
Dividend yield (1)	—	—	—	—

(1)	The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(1,604)	$(1,305)	$(5,388)	$(3,954)
Weighted-average shares of common stock outstanding	60,781	58,454	60,074	57,790
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.09)	$(0.07)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Stock options	2,621	3,051	2,621	3,051
Restricted stock units	2,508	2,408	2,508	2,408
Convertible senior notes	1,739	—	1,424	—
Total	6,868	5,459	6,553	5,459

The Company expects to settle the principal amount of its Notes outstanding at September 30, 2019 in cash and, therefore, uses the treasury stock method for calculating any potential dilutive effect of the conversion spread. The conversion spread had a dilutive impact during the three and nine months ended September 30, 2019, since the average market price of the Company’s common stock during the period exceeded the initial conversion price of $40.82 per share for the Notes. However, the potential shares of common stock issuable upon the conversion of the Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2019 was approximately $50 thousand and $30 thousand, respectively. The provision for income taxes for the three and nine months ended September 30, 2018 was approximately $41 thousand and $150 thousand, respectively. The provision for income taxes for the nine months ended September 30, 2019 consisted primarily of foreign income taxes, state minimum taxes, as well as a benefit for a true-up to foreign income taxes.
For the three and nine months ended September 30, 2019 and 2018, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2019 and December 31, 2018. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2019, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under finance leases to finance data centers and other computer and networking equipment purchases, debt (see Note 6), operating leases agreements for office space, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2018 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and did not change materially during the three months ended September 30, 2019, except for certain hosting and telecommunications agreements.
As of September 30, 2019, $258.8 million of the Notes were outstanding. The Notes are due May 1, 2023. For more information concerning the Notes, see Note 6.
As of September 30, 2019, the Company’s commitment under various hosting and telecommunications agreements totaled $6.1 million for terms ranging up to 36 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.

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
In June 2019, Mr. Fried reached a settlement in the Melcher Litigation. Pursuant to a separate June 2019 settlement agreement between the Company, Mr. Fried, and the representative of the former Face It stockholders, the Company agreed to contribute a portion of the amount Mr. Fried agreed to pay the Melcher parties. Specifically, the Company agreed to pay $0.4 million to the Melcher parties on Mr. Fried’s behalf in light of Mr. Fried’s asserted indemnity obligations against the Company. As a result of the settlements, all claims against the Company, including claims for indemnification, have been released by Mr. Fried and the former Face It stockholders. The Company also released claims it asserted against Mr. Fried and the former Face It stockholders. The Melcher Litigation and the arbitration have been dismissed. The Company incurred a total of approximately $1.4 million in fees and expenses including legal fees advanced on Mr. Fried’s behalf and settlement contributions for the Melcher Litigation. These amounts were included in general and administrative expenses.

11. Geographical Information
The following table is a summary of revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
United States	$77,366	$60,315	$217,598	$172,376
International	6,403	4,989	18,145	12,953
Total revenue	$83,769	$65,304	$235,743	$185,329

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2019	December 31, 2018
United States	$26,557	$23,931
International	1,842	1,954
Property and equipment, net	$28,399	$25,885

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating lease cost	$1,390	$—	$3,730	$—
Finance lease cost:
Amortization of right-of-use assets	$1,552	$1,871	$4,912	$5,446
Interest on lease liabilities	155	337	578	1,059
Total finance lease cost	$1,707	$2,208	$5,490	$6,505

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,399)	$—	$(3,808)	$—
Financing cash used in finance leases	(1,706)	(1,976)	(5,408)	(6,379)
Right of use assets obtained in exchange for lease obligations:
Operating leases	—	—	4,608	—
Finance leases	—	85	—	6,133

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2019	December 31, 2018
Operating leases
Operating lease right-of-use assets	$8,933	$—

Operating lease liabilities	$5,010	$—
Operating lease liabilities — less current portion	4,530	—
Total operating lease liabilities	$9,540	$—
Finance leases
Property and equipment, gross	$46,740	$47,383
Less: accumulated depreciation and amortization	(37,817)	(33,547)
Property and equipment, net	$8,923	$13,836

Finance leases	$4,457	$6,647
Finance lease liabilities — less current portion	1,516	4,509
Total finance lease liabilities	$5,973	$11,156

Weighted average remaining terms were as follows (in years):

	September 30, 2019	December 31, 2018
Weighted average remaining lease term
Operating leases	2.5	2.0
Finance leases	1.9	2.6
Weighted average discount rates were as follows:

	September 30, 2019	December 31, 2018
Weighted average discount rate
Operating leases	4.7%	—%
Finance leases	8.8%	9.0%

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$1,469	$1,245
2020	5,103	4,387
2021	1,799	754
2022	650	—
2023	582	—
Thereafter	498	—
Total lease payments	10,101	6,386
Less: imputed interest	(561)	(413)
Total	$9,540	$5,973

As of September 30, 2019, the Company had one additional operating lease for office space that had not yet commenced, representing a total commitment over its term of $1.3 million. This operating lease is expected to commence in the remainder of 2019 with a lease term of five years.
Impact on Condensed Consolidated Balance Sheet
The impact of the adoption of ASC 842 on select condensed consolidated balance sheet line items, was as follows:

	September 30, 2019
(in thousands)	As Reported	Balances without adoption of ASC 842	Effect of Change Higher (Lower)
Assets:
Operating lease right-of-use-assets	$8,933	$—	$8,933
Liabilities:
Operating lease liabilities	5,010	—	5,010
Operating lease liabilities — less current portion	4,530	—	4,530

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are generally based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and nine months ended September 30, 2019, subscription and related usage fees accounted for 91% and 92%, respectively, of our revenue. For each of the three and nine months ended September 30, 2018, subscription and related usage fees accounted for 93% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.

Key GAAP Operating Results
Our revenue increased to $83.8 million and $235.7 million for the three and nine months ended September 30, 2019, respectively, from $65.3 million and $185.3 million for the three and nine months ended September 30, 2018, respectively. Revenue growth has primarily been driven by our larger clients. For each of the three and nine months ended September 30, 2019 and 2018, no single client accounted for more than 10% of our total revenue. As of September 30, 2019, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 3,500 agent seats. We had a net loss of $1.6 million and $5.4 million in the three and nine months ended September 30, 2019, respectively, compared to a net loss of $1.3 million and $4.0 million in the three and nine months ended September 30, 2018, respectively.
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
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in future periods. However, we expect cost of revenue and certain of these operating expenses to decrease as a percentage of revenue as we grow our revenue and gain economies of scale by increasing our client base without direct incremental development costs and by utilizing more of the capacity of our data centers.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	September 30, 2019	September 30, 2018
Annual Dollar-Based Retention Rate	107%	101%
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
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(1,604)	$(1,305)	$(5,388)	$(3,954)
Non-GAAP adjustments:
Depreciation and amortization (1)	3,497	2,667	10,050	7,436
Stock-based compensation (2)	11,075	8,869	30,197	20,991
Interest expense	3,486	3,595	10,288	6,783
Interest income and other	(1,460)	(1,352)	(4,695)	(1,956)
Legal settlement (3)	—	—	420	—
Legal and indemnification fees related to settlement (4)	—	258	356	499
Provision for income taxes	50	41	30	150
Adjusted EBITDA	$15,044	$12,773	$41,258	$29,949

(1)	Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of revenue	$2,602	$2,021	$7,472	$5,679
Research and development	450	278	1,340	705
Sales and marketing	2	30	4	89
General and administrative	443	338	1,234	963
Total depreciation and amortization	$3,497	$2,667	$10,050	$7,436

(2)	See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.

(3)	Represents settlement amount related to the Melcher litigation.

(4)	Represents legal and indemnification fees related to the Melcher litigation.

Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring revenue. This recurring revenue includes fixed subscription fees for the delivery and support of our VCC cloud platform, as well as related usage fees. The related usage fees are generally based on the volume of minutes for inbound and outbound client interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts for our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months.
Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while variable usage fees are billed in arrears. Fixed subscription fees are recognized on a straight-line basis over the applicable term, predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Variable subscription related usage fees for non-bundled plans are billed in arrears based on client-specific per minute rate plans and are recognized as actual usage occurs. We generally require advance deposits from clients based on estimated usage. All fees, except usage deposits, are non-refundable.
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
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase as a percentage of revenue in the near term.
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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	41%	40%	41%	41%
Gross profit	59%	60%	59%	59%
Operating expenses:
Research and development	14%	15%	14%	14%
Sales and marketing	30%	27%	30%	28%
General and administrative	14%	17%	15%	16%
Total operating expenses	58%	59%	59%	58%
Income from operations	1%	1%	—%	1%
Other income (expense), net:
Interest expense	(4)%	(6)%	(4)%	(4)%
Interest income and other	1%	3%	2%	1%
Total other income (expense), net	(3)%	(3)%	(2)%	(3)%
Loss before income taxes	(2)%	(2)%	(2)%	(2)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(2)%	(2)%	(2)%	(2)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Revenue	$83,769	$65,304	$18,465	28%	$235,743	$185,329	$50,414	27%
The increase in revenue for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$34,472	$26,179	$8,293	32%	$96,571	$75,695	$20,876	28%
% of Revenue	41%	40%			41%	41%
The increase in cost of revenue for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was primarily due to a $2.7 million and $7.9 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $1.3 million and $3.4 million increase in third party hosted software costs driven by increased client activities, a $1.3 million and $3.2 million increase in facilities and related costs, a $1.5 million and $2.6 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and a significant increase in the USF contribution rate, and a $0.6 million and $1.6 million increase in depreciation and data center costs, driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$49,297	$39,125	$10,172	26%	$139,172	$109,634	$29,538	27%
% of Revenue	59%	60%			59%	59%
The increase in gross profit for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was primarily due to increases in subscription and usage revenues. The decrease in gross margin for the three months ended September 30, 2019 compared to the same period of 2018 was primarily due to a shift in our revenue growth mix. In the three months ended September 30, 2019, our revenue growth from professional services, which has lower gross margin, was almost at double the rate compared to the same period of 2018. Our gross margin for the nine months ended September 30, 2019 was flat compared to the same period of 2018.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Research and development	$11,665	$9,582	$2,083	22%	$33,022	$25,721	$7,301	28%
% of Revenue	14%	15%			14%	14%
The increase in research and development expenses for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was primarily due to a $1.5 million and $6.0 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price. Stock-based compensation costs for the three and nine months ended September 30, 2018 included an incremental expense due to the modification of certain stock-based awards of a former executive.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$25,014	$17,818	$7,196	40%	$69,965	$53,208	$16,757	31%
% of Revenue	30%	27%			30%	28%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was primarily due to a $3.8 million and $9.2 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, and a $1.5 million and $3.1 million increase in sales commission expenses driven by the growth in sales and bookings of our solution. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and establish increased brand awareness.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$12,146	$10,746	$1,400	13%	$35,950	$29,682	$6,268	21%
% of Revenue	14%	17%			15%	16%
The increase in general and administrative expenses for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was primarily due to a $1.1 million and $5.2 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards, driven by our increased stock price. The increase in stock-based compensation costs in the nine months ended September 30, 2019 also related to an equity award granted to an executive officer in May 2018, which continued to vest. Legal costs in the nine months ended September 30, 2019 compared to the same period in 2018 increased due to a settlement payment of $0.4 million in the Melcher Litigation in June 2019.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,486)	$(3,595)	$109	3%	$(10,288)	$(6,783)	$(3,505)	(52)%
Interest income and other	1,460	1,352	108	8%	4,695	1,956	2,739	(140)%
Total other income (expense), net	$(2,026)	$(2,243)	$217	10%	$(5,593)	$(4,827)	$(766)	(16)%
% of Revenue	(3)%	(3)%			(2)%	(3)%
The favorable change of $0.2 million in other income (expense), net for the three months ended September 30, 2019 compared to the same period of 2018 was primarily due to $0.1 million in higher interest income on our marketable investments and lower interest expense relating to our finance leases. The unfavorable change of $(0.8) million in other income (expense), net for the nine months ended September 30, 2019 compared to the same period of 2018 was primarily due to $3.5 million in interest expense related to our convertible senior notes issued in May 2018, offset in part by higher interest income on our marketable investments and a $0.2 million gain from the sale of our convertible note held for investment.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solutions, lease facilities and net proceeds from our equity and debt financings, including the issuance of our 0.125% convertible senior notes in May 2018. As of September 30, 2019, we had $313.8 million in working capital, which included $120.6 million in cash and cash equivalents and $200.4 million in marketable investments.
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
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Net cash provided by operating activities	$35,655	$23,152	$12,503	54%
Net cash used in investing activities	(1,679)	(202,486)	200,807	(99)%
Net cash provided by financing activities	4,685	190,006	(185,321)	(98)%
Net increase in cash and cash equivalents	$38,661	$10,672	$27,989	262%

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
Net cash provided by operating activities was $35.7 million during the nine months ended September 30, 2019. Net cash provided by operating activities resulted from our net loss of $5.4 million adjusted for non-cash items of $52.0 million, primarily consisting of $30.2 million of stock-based compensation, $10.1 million of depreciation and amortization and $9.5 million of amortization of discount and issuance costs on convertible senior notes, offset by use of cash for operating assets and liabilities of $10.9 million primarily due the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $23.2 million during the nine months ended September 30, 2018. Net cash provided by operating activities resulted from our net loss of $4.0 million adjusted for non-cash items of $32.7 million, primarily consisting of $21.0 million of stock-based compensation, $7.4 million of depreciation and amortization and $4.8 million of amortization of discount and issuance costs on convertible senior notes, offset by use of cash for operating assets and liabilities of $5.6 million, which was primarily driven by deferred contract acquisition costs of $5.1 million due to the deferral of incremental sales commissions in connection with adoption of ASC 606.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2019 was $1.7 million compared to net cash used in investing activities of $202.5 million in the nine months ended September 30, 2018.

Net cash used in investing activities in the nine months ended September 30, 2019 was comprised of $274.4 million related to purchases of marketable investments and $12.8 million in capital expenditures, offset by $285.3 million of cash proceeds from maturities of marketable investments and the $0.2 million cash proceeds related to gain from the sale of convertible notes held for investment.
Cash Flows from Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2019 was $4.7 million, compared to $190.0 million in the nine months ended September 30, 2018.
Net cash provided by financing activities of $4.7 million in the nine months ended September 30, 2019 related to cash proceeds of $6.1 million from exercises of stock options and $4.0 million from the sale of common stock under our ESPP, offset by payments of finance leases of $5.4 million.
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
We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance for our solution and upgrades and enhancements to our VCC cloud platform on a when-and-if-available basis, which are not billed separately.

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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
These commitments as of December 31, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and did not change materially during the nine months ended September 30, 2019 except for certain hosting and telecommunications agreements.
As of September 30, 2019, $258.8 million of convertible senior notes were outstanding. The convertible senior notes are due May 1, 2023. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.
As of September 30, 2019, our commitments under various hosting and telecommunications agreements for terms ranging up to 36 months totaled $6.1 million. These agreements require us to make monthly payments over the service term in exchange for certain network services.

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
We had cash and cash equivalents, and marketable securities totaling $321.0 million as of September 30, 2019. Cash equivalents and marketable securities were invested primarily in U.S. agency securities and government sponsored securities, U.S. treasury, municipal bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Five9, Inc.
Date:	November 5, 2019	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)