Form 10-K
period 2019-12-31
Five9, Inc.
filed 2020-02-27
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(925) 201-2000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FIVN	The NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,468.4 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2020, there were 61,583,496 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, and include the following:
•our quarterly and annual results may fluctuate significantly, including as a result of the timing and success of new product and feature introductions by us, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;
•if we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed;
•our recent rapid growth may not be indicative of our future growth, and even if we continue to grow rapidly, we may fail to manage our growth effectively;
•failure to adequately retain and expand our sales force will impede our growth;
•if we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages;
•our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully maintain, grow and manage these relationships could harm our business;
•we have established, and are continuing to increase, our network of master agents and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues;
•adverse economic conditions may harm our business;
•security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and our business;
•the markets in which we participate involve numerous competitors and are highly competitive, and if we do not compete effectively, our operating results could be harmed;
•if our existing clients terminate their subscriptions or reduce their subscriptions and related usage, our revenues and gross margins will be harmed and we will be required to spend more money to grow our client base;
•we sell our solution to larger organizations that require longer sales and implementation cycles and often demand more configuration and integration services or customized features and functions that we may not offer, any of which could delay or prevent these sales and harm our growth rates, business and operating results;
•because a significant percentage of our revenue is derived from existing clients, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern;
•we rely on third-party telecommunications and internet service providers to provide our clients and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could cause us to lose clients and subject us to claims for credits or damages, among other things;
•we have a history of losses and we may be unable to achieve or sustain profitability;
•the contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new products in order to maintain and grow our business;
•we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs;

•we may acquire other companies or technologies or be the target of strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results;
•failure to comply with laws and regulations could harm our business and our reputation; and
•we may not have sufficient cash to service our convertible senior notes and repay such notes, if required.
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

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of intelligent cloud software for contact centers. We were “born in the cloud,” and since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, highly scalable and secure Virtual Contact Center, or VCC, cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market, facilitating more than six billion call minutes between our more than 2,000 clients and their customers per year. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant advantage.
We believe adoption of cloud contact center software solutions is increasing rapidly as a result of several distinct trends. The increasing adoption of cloud computing, especially within customer relationship management, or CRM, is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their on-premise contact center systems every eight to 10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise. On-premise systems require large up-front investments, long deployment cycles and are burdensome to maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. This creates substantial challenges for clients with on-premise contact center systems to implement new features or upgrades, or to integrate with adjacent cloud solutions. As a result, cloud contact center software solutions are replacing legacy on-premise contact center systems.
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
Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We have developed a proven, high velocity, metrics-driven sales and marketing strategy, which is designed to effectively identify, qualify and close sales opportunities. To complement this go-to-market strategy, we have developed a large ecosystem of technology and system integrator partners and independent software vendors to help increase awareness of our solution in the market and drive additional sales opportunities with new and existing clients. We have also established, and are continuing to increase, our network of master sales agents, which provide sales leads and resellers that sell our solution to new clients. This network has helped us attract additional clients. Our resellers have assisted us in expanding in both domestic and international markets.
We provide our solution through a software-as-a-service, or SaaS, business model with recurring subscriptions based primarily on the number of agent seats and minutes of usage, as well as the specific functionalities and applications our clients deploy.
We have achieved significant growth in recent periods. For the years ended December 31, 2019, 2018 and 2017, our revenues were $328.0 million, $257.7 million and $200.2 million, respectively, representing year-over-year growth of 27% and 29%, respectively. We incurred net losses of $4.6 million, $0.2 million and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, as a result of increased investment in our growth. As of December 31, 2019, 2018 and 2017, our total assets were $482.4 million, $394.7 million and $128.2 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 105% as of December 31, 2019, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
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
•Long and complex implementation and upgrade cycles. Implementation of legacy on-premise contact center systems requires long deployment timelines and complex integrations with other enterprise systems. Once these systems have been deployed, integrated and customized, upgrades and modifications can be extremely challenging. Due to these customized solutions and complex integrations, clients will often forego or postpone upgrades for fear of disabling key functionality. If they do choose to upgrade, clients are often required to rebuild integrations in order to retain full functionality, which frequently results in significant expenditures of time, resources and capital.
•Inflexible resource deployment. As organizations expand globally, they require the ability to easily manage remote agents and quickly adjust agent seats to accommodate peak call volumes. Most legacy on-premise contact center systems do not provide these capabilities and, as a result, their clients are typically unable to quickly scale their contact center operations in response to changing business needs. This often results in costly over-building of additional capacity to accommodate peak volumes.
•Duplicative technology stacks across multiple sites. Organizations must integrate multiple contact center sites to drive efficiency and create a unified customer view. Organizations running on-premise systems often find themselves with dissimilar systems at each site resulting in non-integrated and inefficient silos of technology. Moreover, technology at each site is in a constant state of change over time. The initial and ongoing integration of these contact center sites for such organizations requires significant ongoing investment.

Our Opportunity
We believe the market for contact center solutions is undergoing a significant shift to the cloud driven primarily by:
•adoption of cloud CRM solutions;
•sophistication of cloud contact center software solutions;
•technology refresh of on-premise contact center systems; and
•simplicity of the cloud vs. complexity of legacy on-premise.
Adoption of cloud CRM solutions has grown as organizations seek to enhance their sales strategies, increase business agility and reduce costs. CRM solutions typically integrate deeply with contact center solutions to provide agents with real-time access to customer information. The shift to cloud CRM and ease of integration are creating significant demand for integrated cloud contact center software solutions. As the market opportunity has expanded, cloud contact center software solutions have evolved to meet the requirements of large, complex enterprise contact centers. We believe organizations have typically refreshed their on-premise contact center systems every eight to 10 years. Given the prevalence of cloud CRM and the capabilities of cloud-based contact centers, cloud solutions are increasingly considered as a replacement alternative to legacy on-premise contact center systems during these refresh decisions.
Our Solution
We deliver a comprehensive, end-to-end cloud software solution for contact centers. Our solution enables organizations of all sizes to enhance customer experience through voice as well as digital engagement channels, improve customer service, retain loyal customers, proactively learn about their needs rather than be reactive only when they call with an issue, increase sales performance and improve the efficiency and cost of their operations. Our solution is designed to enable our customers to comprehensively and seamlessly engage through voice, video, website, mobile, chat, email, click-to-call, callback, social and messaging. Our agent interface is an intuitive modern browser-based design that provides easy visualization of customer profile, context and cross channel history. This solution is built on a modern SaaS architecture, leveraging both our own data centers and the public cloud for certain international voice services. Our Freedom platform provides a modern micro services-based open enterprise architecture built with representational state transfer, or REST, APIs and powerful software development kits, or SDKs, that enables customers, partners and developers to deliver powerful solutions that bridge the context gap between their unique systems. We provide high voice quality at low costs with our Agent Connect service and our call-by-call carrier optimization routing. With our Artificial Intelligence, or AI, enablement layer, combined with our robust Natural Language Processing, or NLP, we can determine customer sentiment, reason for contact and recommend the next best action, augmenting their agents capabilities and thereby enabling enterprises to transform their customers’ experience from reactive interactions into trusted, proactive engagements. Our complete end-to-end capabilities include computer-telephony integration, or CTI, interactive voice response, or IVR, visual IVR, automatic contact distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktop, dialer, mobile applications for contact center and customer, pre-built CRM integrations, quality management, speech and desktop analytics, customer surveys and workforce management. Through our acquisition of substantially all of the assets of Whendu LLC, or Whendu, we now provide a “no-code, visual application layer” that allows enterprises to carry forward their custom workflows and accelerates the adoption of the cloud from on-premise contact center systems.
Our cloud contact center solution, which we refer to as our solution, provides the following key elements:
•Rapid implementation, seamless updates and pre-built integrations. Our solution is designed to be deployed quickly and seamlessly with minimal disruption to a client’s operations. The pre-built integrations with leading CRM and other enterprise applications reduce the complexity and burden-of-effort of integrating with the client’s business applications. Our solution is designed to be seamlessly updated so that clients are always operating on the latest version of the software, while maintaining their existing configurations, ensuring minimal disruption to the client’s contact center operations.
•Highly flexible platform. Our solution provides easy administration, configuration and role-based functionalities for agents, supervisors and administrators enabling the rapid adjustment of contact center resources to meet a changing mix of contact channels and peaks-and-troughs in contact volumes.

•Scalable, secure and reliable multi-tenant architecture. Our solution provides organizations of all sizes with the robust contact center functionality, scalability, flexibility and security required in the most sophisticated and distributed environments.
Our solution provides the following key benefits to clients:
•Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple digital engagement channels, including voice, chat, email, web, social media and mobile. Our solution gives agents the ability to switch between media channels through an easy-to-use, unified interface that provides agents with all of the relevant content and tools needed to complete the task at hand.
•Improved customer experience. Our intelligent contact routing and self-service IVR capabilities, pre-built CRM integrations, and multichannel engagement ensure that customers receive an omnichannel experience. Each new contact is quickly routed to an appropriate agent resource. Using the rich contact history and additional context through integrations with CRM applications, agents have immediate access to the most current, relevant and accurate information about the customer, resulting in increased first contact resolutions and a more satisfying experience for the customer.
•Enhanced end-to-end visibility. Our solution provides clients’ operations staff, quality team and leadership with a complete view of contact center performance through a comprehensive set of historical reports, real-time dashboards, and quality and performance management tools. Clients can also extract reporting data from our solution for further analysis using a spreadsheet application or using the sophistication of an enterprise business intelligence application. This insight provides an organization-wide view of customer engagement performance and allows clients to quickly determine the appropriate actions required to address changing circumstances.
•Greater operational efficiency. Our solution provides contact center managers and supervisors with significant visibility into their agents’ productivity and effectiveness and the performance of their inbound queues and outbound campaigns. Our solution has robust intelligence and analytics capabilities to help supervisors optimize operations and campaigns in real-time to drive increased efficiency. Our role-based interfaces deliver specific functionality to both desktops and mobile devices to meet the unique needs of agents, supervisors and administrators.
•Compelling value proposition. We provide a unified cloud-based software and telephony platform for contact center operations, including software applications, technology infrastructure, maintenance, monitoring, storage, security, client support and upgrades, which enables our clients to simplify their technology infrastructure and streamline IT costs. We manage upgrades and deployments remotely, resulting in lower total cost of operations relative to legacy on-premise contact center systems that often require in-house technical support staff.
Our Competitive Strengths
We believe that our position as a leading provider of cloud contact center software results from several key competitive strengths, including:
•Cloud-based, enterprise-grade platform and end-to-end application suite. We deliver a cloud-based enterprise-grade platform and applications suite with multi-channel capabilities that allows our clients to manage their entire contact center operation. Our highly scalable, secure and multi-tenant architecture enables us to serve large, distributed enterprises with complex contact center requirements, as well as smaller organizations, all from a single cloud platform.
•Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations leverages a proven lifecycle approach including detailed discovery, design, testing, training and optimization. This not only accelerates agent activation, but also targets desired business outcomes. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: salesforce.com, Inc., or Salesforce, Oracle Corporation, or Oracle, Zendesk, Inc., or Zendesk, Microsoft Corporation, or Microsoft, ServiceNow, Inc., or ServiceNow, and others. Once operational, we offer a high touch premium support service where we assign a technical account manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. As a result, our clients’ contact centers become fully operational faster and they recognize time to value more quickly than with legacy on-premise contact center systems. Following our acquisition of Whendu, we now are able to combine these comprehensive integrations with over 50 out-of-the-box application adapters that allow our customers to build workflow integrations easily without the need for dedicated developers.
•Reliable, secure, compliant and scalable platform. Our platform delivers what we believe is industry leading reliability utilizing public and private cloud technology; cybersecurity using a defense-in-depth approach; scalability to accommodate the requirements of larger clients; and legal and regulatory compliance features designed to assist our clients in complying with applicable laws, regulations and industry standards including Telephone Consumer Protection Act, or TCPA, Customer Proprietary Network Information, or CPNI, Health Insurance Portability and Accountability Act of 1996, Communications Assistance for Law Enforcement Act, or CALEA, Gramm-Leach-Bliley Act, various privacy laws including the California Consumer Privacy Act, or CCPA, EU’s General Data Protection Regulation, or GDPR, Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and analogous provincial laws, and the Payment Card Industry Data Security Standard, or PCI DSS.
•Proven, repeatable and scalable go-to-market model. We engage with our clients through a highly scalable and metrics-driven sales and marketing organization that effectively identifies, qualifies and closes sales opportunities. The deep domain expertise of our field sales team is instrumental in selling to larger opportunities, and our highly efficient telesales model enables us to cost-effectively identify, qualify and close a high volume of smaller opportunities. Our ecosystem of technology and system integrator partners increases awareness of our solution and helps generate new sales opportunities. We believe our go-to-market model gives us an efficient and effective means of targeting organizations of all sizes.
•Established market presence and a large, diverse client base. We have a large, diverse client base of over 2,000 organizations across multiple industries. We believe our clients view us as a key strategic solutions provider. The performance, reliability, ease-of-use and comprehensive nature of our solution has resulted in high client retention.
•Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Salesforce, Oracle, Zendesk, Microsoft and ServiceNow; Workforce Optimization, or WFO, vendors such as Calabrio, Inc., or Calabrio, Verint Systems Inc., or Verint, and Coordinated Systems, Inc., or CSI (rebranded as Virtual Observer); unified communications vendors such as Microsoft Teams (formerly Skype for Business), Fuze, Zoom Video Communications; system integrators such as Accenture PLC, Deloitte Consulting LLP and PwC LLP; master agents and value-added resellers; independent software vendors; and telephony providers such as AT&T Inc., Verizon Communications Inc. and CenturyLink Communications, LLC. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.
•Focus on innovation and thought leadership. Since our inception, we have been an innovator of intelligent cloud contact center software. Our investment in research and development has driven our growth and enabled us to deliver a cloud contact center software solution with the features and functionality to power the most complex contact centers. Our extensive domain expertise enables us to enhance our solution and serves as a critical competitive differentiator. We strive to be a thought leader in our industry, identifying and developing cloud capabilities to transform traditional contact center operations into customer engagement centers of excellence. One of the newest transformational technologies is AI, which relies on vast volumes of data. Contact centers are a rich source of this data, from call detail records to full recordings of calls and customer interactions. With recent advances in automatic speech recognition, voice recordings have the potential to quickly become a source for training machine-learning models. We believe that AI is likely to have a profound impact in how businesses deliver service to their customers.
Our Growth Strategy
Our objective is to strengthen our position as a leader in cloud contact center software. To accomplish this goal, we are pursuing the following growth strategies:
•Capture increased market share. We believe that the adoption of cloud contact center software solutions is increasingly driven by mainstream adoption of cloud computing, especially within CRM and unified communications, as well as the increasing capabilities of these solutions. With organizations refreshing their on-premise contact center systems every eight to 10 years, cloud solutions have an opportunity to replace legacy on-premise contact center systems at the time a replacement decision is made. We believe there is a substantial opportunity for us to win new clients and increase our market share given the strength and client benefits of our cloud solution. We intend to continue to invest aggressively in our sales force and marketing capabilities to win new clients.
•Continue to increase sales in our existing client base. Many of our clients initially deploy our solution to support only a portion of their contact center agents. We intend to increase the number of agents using our solution within our existing clients as they experience the benefits of our cloud solution. We also intend to sell our existing clients incremental applications to increase our revenue and the value of our existing client relationships.
•Maintain our innovation leadership by strengthening and extending our solution. We have an innovative platform that has enabled us to establish a leadership position in the cloud contact center software market. To preserve and expand our leadership position, we intend to continue to make significant investments in research and development to strengthen our existing solution and develop additional industry-leading contact center features and applications. Facilitated by our AI-enablement layer, we plan to provide our customers with innovative AI-powered applications and use-cases, including conversational virtual agents, agent assistance, business insights and AI-powered routing. We are designing our AI products to improve customer experiences and operational effectiveness while potentially realizing significant cost savings for our clients.
• Access to Data. As AI becomes increasingly important in the contact center market, access to data will become a key differentiator among vendors. Leading vendors processing a high number of customer interactions will have more data that can be applied to necessary training of machine learning algorithms, which creates a positive reinforcement cycle that we believe will enable customer contact solutions to be more effective.
•Further develop our partner ecosystem. We have established strong partner relationships with organizations in the contact center ecosystem to further enhance the value of our VCC cloud platform. We intend to continue to cultivate new relationships with additional CRM, WFO and unified communications partners as well as system integrators, master agents, resellers, PBX providers, phone systems vendors, independent software vendors and telephony providers to enhance the value of our solution and drive sales.
•Expand internationally. To date, our primary focus has been on the U.S. market, which represented 92%, 93% and 94% of our revenue in 2019, 2018 and 2017, respectively, based on bill to addresses. We believe there is a significant opportunity for our cloud solution to disrupt incumbent legacy on-premise contact center systems internationally. We plan to increase our sales capabilities internationally by expanding our direct sales force and working with channel partners to target these markets and grow our international client base. We have co-location data center facilities in Europe to provide clients in certain countries of the European Union, or EU, with regional access to our cloud contact center solution to better serve local needs.
•Selectively pursue acquisitions. In addition to organically developing and strengthening our solution, we intend to continue to selectively explore acquisition opportunities of companies and technologies to expand the functionality of our solution, provide access to new clients or markets, or both. We completed acquisition of Whendu in the fourth quarter of 2019 and expect to close acquisition of CSI in the second quarter of 2020.
Our Virtual Contact Center Cloud Platform and Applications
Our cloud contact center software solution consists of our highly scalable VCC cloud platform that delivers a comprehensive suite of easy-to-use, secure applications to cover the breadth of contact center-related customer service, sales and marketing functions. Our VCC cloud platform acts as the hub for digital engagement channels between our clients and their customers. This enables clients to fully manage the end-to-end customer experience in a single unified architecture. Our solution enables our clients to manage customer interactions across multiple channels including voice, chat, email, web, video, social media and mobile and connects them to the most appropriate agent. Whether the resource is an internal contact center agent, an outsourcer, an agent working from home, a knowledge worker or self-service, our solution enables our clients to deliver a highly effective customer experience.

Our solution is built using a multi-tenant architecture and delivered in the cloud. The following diagram illustrates our “API-First” Architecture as well as the VCC cloud platform and comprehensive suite of applications used by agents, supervisors and administrators. In addition, we provide a robust set of management applications including workforce management, reporting, quality management and supervisor tools.
Overall View of Five9 Platform and Customer and Agent Facing Components that Connect With It
Inbound Contact Center: Our VCC cloud platform provides organizations of all sizes with everything they need to handle their inbound customer engagement. This includes the ability to take voice calls, respond to chats and emails, and engage with a wide range of social media sources. Our platform includes a full-featured IVR system that allows our clients to provide a self-service capability and to automatically determine the customer intent and identify the type of resource to best handle the customer inquiry. At the center of our VCC cloud platform is the ACD module, which provides intelligent routing of customer interactions. This enables clients to classify and prioritize customer interactions and ensure that the interactions are delivered to the most appropriate resource to provide the best customer experience and maximize business results.
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
Outbound Contact Center: Our Outbound Contact Center application enables our clients to improve the efficiency and productivity of outbound contact center agents. We provide a complete solution for outbound sales and marketing campaigns, including multiple automated dialing options, so our clients can find the right match for their needs and environment, whether outbound business-to-consumer, or B2C, business-to-business, B2B, or 1:1 proactive customer care. We provide a variety of outbound dialer modes, including a patented predictive dialer capability. The predictive dialer greatly enhances the productivity of agents and sales representatives by increasing productive talk time and minimizing idle time spent listening to voicemail and busy signals. These dialer solutions allow our clients to choose the automation capabilities that best align with their contact center environment and objectives, including lead prospecting, qualifying, nurturing and converting. We also provide campaign management tools such as list management, sophisticated dialer rules and agent scripting. In addition, we provide a manual touch mode option that provides tools to outbound clients to comply with the TCPA regulations.
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
Digital Engagement Channels Powered by Five9: Our multichannel applications are powered by a unique set of technologies. These technologies include an advanced NLP engine to filter and categorize interactions, eliminate spam and determine sentiment. Based on a client’s unique set of business policies and needs, our solution provides simpler, smarter and more productive digital engagement channels by offering agents sentiment analysis, clustering, trending topics and relevance. In addition, Five9 powers agent assistance tools to help agents resolve issues quickly.
Five9 VCC integrates voice with chat, email, web, social media and mobile applications for a true omnichannel agent and customer experience.
•Five9 Social - Applies contact center customer service and sales best practices to social channels. Our solution routes, tracks and reports on agent performance in responding to social media posts in the same manner as other channels.
•Five9 Chat - Live consumer-to-agent chat from mobile or web devices gives agents the ability to respond, record and manage multiple chat interactions.
•Five9 Email - Makes email a high-response sales, service and support channel. Our solution’s email routing capability filters and intelligently routes email requests to enable the best qualified agents to respond in a timely manner.
•Five9 Visual IVR - Our solution’s visual IVR application provides mobile customer care for today’s connected customers. It allows clients to develop an IVR script once and deploy it on multiple touchpoints, including mobile devices and websites.
Management Applications: Our integrated portfolio of management applications is built and delivered on our highly scalable and flexible VCC cloud platform. Our solution provides real-time supervisor tools to monitor and manage the performance of agents and call flows. We also provide a suite of configurable management reports to enable clients to manage the end-to-end performance of their contact center operations. For clients with high-end WFO needs, our solution can provide fully integrated workforce and quality management applications through our strategic relationships with Calabrio, Verint and CSI. Our solution has native recording capabilities for contact centers that need to record their interactions.

Our clients can access our VCC cloud platform in five different ways:
•Agent Desktop: Serves as the unified environment for contact center agents. Agents are provided with one easy-to-use desktop that is designed to allow agents to seamlessly conduct omnichannel interactions. Our universal transaction model adjusts to the needs of the interaction, including voice, chat, email, web, social media or mobile, yet feels familiar to the agent, making training simple. Automated call scripting and real-time customer data, such as purchase and interaction history, is delivered to empower agents with the information they need to deliver a superior customer experience as illustrated in the following images.
•CRM Integrations: For clients that prefer to have their agents or sales representatives work within their CRM desktop, we offer pre-built integrations with leading providers of CRM systems such as Salesforce, Oracle, Zendesk, Microsoft and ServiceNow. In addition, professional services can provide integrations with custom or legacy CRM systems. Our solution provides softphone and telephony capabilities within the CRM desktop, and routes each customer interaction to an appropriate agent resource. Agents are able to work within a familiar desktop, equipped with full telephony controls and giving them immediate access to the most current, relevant and accurate information about the customer.

•Supervisor Plus: Provides supervisors with a modern browser-based tool to optimize the contact center and ensure high quality customer interactions. This tool includes a visual supervisor dashboard that provides easy to use visibility into call routing, queues, service levels, workflow management, utilization, campaign statistics and agent productivity. A mobile tablet version of the supervisor application is also available to help supervisors monitor agents, listen in on conversations, coach agents, and oversee queues and agent performance metrics while on the contact center floor. These metrics typically include average handle time, first contact resolution, number of interactions handled and contact outcomes as illustrated in the following images.
•Administrator: Provides administrators with a comprehensive set of integrated tools to easily configure agent skills (such as language, domain expertise, and media channels to service), determine interaction routing strategies, specify IVR scripts and manage the contact center operation. The Five9 Administrator system is easy to use so contact center business personnel can set up and make changes themselves, without having to rely on specialized IT staff often required to manage legacy on-premise contact center systems. This represents a key advantage of our VCC cloud platform as it allows businesses to adapt quickly to keep up with the rapid changes required in contact center operations.

•Reporting and Analytics: Real-time and historical reports provide statistics and key performance indicators to allow executives and supervisors to monitor the contact center, improve reaction time to interaction volume and manage agents more effectively. We provide more than 100 standard reports with multiple views and drill-downs into individual inbound calls and multichannel interaction metrics, customer interaction outcomes, and outbound sales and marketing program metrics. Our reporting module also enables clients to build customized reports and reporting schedules.
Experience Orchestration: The Five9 Engagement Workflow allows businesses to decide how customers can interact with the contact center. At the heart of Engagement Workflow is a powerful drag-and-drop workflow tool that is used to configure the customer experience. This is done using a set of pre-built and configurable modules; speech services such as automated speech recognition and text-to-speech synthesis; text services such as NLP; data services such as database query; customization services such as scripting; and real-time rules modules. The Five9 AI-enablement layer is an integral part of Engagement Workflow, which allows AI technologies to be effectively applied to the delivery of experience to the customer.
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
Clients
We have a large and diverse client base comprised of more than 2,000 organizations as of December 31, 2019, with no single client representing more than 10% of our revenues in 2019, 2018 or 2017. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, consumer, healthcare and technology.
Sales
Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We established our business targeting smaller opportunities and have expanded our sales focus to larger opportunities as we gained traction in the market and enhanced the capabilities of our cloud solution. We have developed a disciplined, high volume, metrics-driven sales strategy designed to enable us to efficiently generate and close a large number of new sales opportunities. Our telesales team focuses on qualified leads generated through traffic to our websites, and also supports our field sales team through lead generation and lead-tracking activities. Our field and telesales teams are also responsible for selling to existing clients that may renew their subscriptions, increase the number of agents using our cloud solution, add new applications from our solution and expand the deployment of our solution across their contact centers. We have cultivated strong partner relationships with master sales agents, system integrators and resellers to drive sales of our solution. We have established, and continue to increase, our network of master sales agents, which provide sales leads, and resellers, which sell our solution to new clients. This network has helped us attract additional clients.
Marketing
To build client awareness and adoption of our solution, our lead generation activities consist primarily of client referrals, search engine marketing, internet advertising, digital marketing campaigns, social media, trade shows, industry events, co-marketing with strategic partners, telemarketing and out-of-home campaigns. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for our solution. We offer free trials and services to allow prospective clients to experience the quality and ease-of-use of our cloud solution, to learn about the features and functionality of our VCC cloud platform in more detail, and to quantify the benefits of our cloud solution.
To complement our sales and marketing efforts, we have developed a large ecosystem of software, technology, telephony and system integrator partners and independent software vendors that help increase awareness of our solution and generate new and installed base sales opportunities.
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
As of December 31, 2019, we had 243 employees in our research and development group. Our research and development expenses totaled $45.2 million, $34.2 million and $27.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. We intend to increase, in absolute dollars and as a percentage of revenue, our research and development spending in 2020 to continue to deliver robust functionality to our clients.
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
Technology and Operations
Our highly scalable and flexible VCC cloud platform is the result of our extensive research, development, client engagement and operational experience. Our platform is comprised of in-house developed intellectual property, open source products and commercially available hardware and software. Our platform is designed to be redundant and we believe that all components can be upgraded, expanded or replaced with minimal or no interruption in service.
We currently deliver our services globally from four third-party co-location data center facilities located in Santa Clara, California; Atlanta, Georgia; Slough, England and Amsterdam, the Netherlands. We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia. In addition, we are in the process of establishing new public cloud deployments to facilitate our platform in certain international markets. We have partnered with a third-party to develop, test and deploy our technology to offer a full stack of services on the public cloud in certain international markets. Our infrastructure, including our third-party co-location facilities, is designed to support real-time mission-critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
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
Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy telephony vendors that offer on-premise contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco, and legacy on-premise software companies that come from a CTI heritage, such as Aspect Software, Inc., or Aspect, and Genesys Telecommunications Laboratories, Inc., or Genesys (including through its acquisition of Interactive Intelligence Group, Inc., or Interactive Intelligence). These legacy technology and software companies are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE inContact, Inc. We also face competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering both unified communications and contact center solutions. In addition, Amazon.com, Inc., or Amazon, and Twilio Inc., or Twilio, have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial and technical resources. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. Our recent, and any future, acquisitions will subject us to new competitors and cause us to face additional and different competition in the markets served by these businesses. We believe the principal competitive factors in our market include:
•breadth and depth of solution features;
•reliability, scalability and quality of the platform;
•ease and speed of deployment;
•ease of application administration and use;
•level of client satisfaction;
•domain expertise in contact center operations;
•integration with third-party applications;
•ability to quickly adapt and upgrade to new and evolving technologies, including AI;
•pricing;
•ability to quickly adjust agent seats based on business requirements;
•breadth and domain expertise of the sales, marketing and support organization;
•ability to keep pace with client requirements;
•extent and efficiency of professional services;
•ability to offer multiple channels of engagement; and
•size and financial stability of operations.
We believe we currently compete effectively with respect to each of the factors identified above.
Intellectual Property
We rely on a combination of patent, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements, confidentiality agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand. In addition, we require our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
As of December 31, 2019, our intellectual property portfolio included five registered U.S. trademarks, 10 issued U.S. patents, three pending U.S. patent application and one registered U.S. copyright. As of December 31, 2019, outside the U.S. we also had five issued patents and nine trademark registrations. The expiration dates of our issued patents range from 2031 to 2034. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there can be seasonal factors that may cause our revenues in the first half of a year to be lower than our revenues in the second half of the year. During 2019, 2018 and 2017, 54%, 53%, and 53% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education in the second half of each year.
Employees
As of December 31, 2019, we had 1,210 full-time employees, including 528 in technology and operations, 243 in research and development, 296 in sales and marketing and 143 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have never experienced any work stoppages.
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
We are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, automatic number dialing, contributions to the federal Universal Service Fund and related funds, or USF, and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations. The FTC also has jurisdiction over some of our business practices, including advertising, trade practices, privacy and telemarketing. If we do not comply with FTC rules and regulations, we could be subject to an FTC enforcement action, fines or restrictions on our business practices.
We must comply with numerous federal regulations, including:
•Telephone Consumer Protection Act, or TCPA, which regulates the use of automatic dialing equipment and pre-recorded messages to contact consumers, and the Telemarketing Sales Rule, which has similar obligations as to telemarketing activities;
•The TRACED Act and corresponding forthcoming regulations from the FCC, which requires carriers to authenticate incoming calls;
•CALEA, which requires telecommunications service providers to assist law enforcement in undertaking electronic surveillance;
•contributions to the USF, which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;
•payment of annual FCC regulatory fees based on our interstate and international revenues;
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund;
•FCC rules regarding customer proprietary network information, or CPNI, which require that we not use certain information received from customers as a result of a service provider/customer relationship without customer approval, subject to certain exceptions;
•Federal Trade Commission Act and rules promulgated thereunder, which generally relate to avoiding unfair and deceptive trade practices, our advertising, and privacy practices; and.

•The California Consumer Privacy Act of 2018, or the CCPA, which requires us to comply with a new privacy framework and disclosure obligations to consumers for whom we hold or process personal data.
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
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulation of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. For example, the European Union adopted a law governing data protection and privacy called the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The law requires companies to meet new and extended requirements regarding the processing of personal data. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, we are subject to Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and the analogous provincial laws, which similarly impose data privacy and security obligations on our processing of personal data. Our regulatory obligations in foreign jurisdictions could harm the use or cost of our solution in international locations as data protection and privacy laws and regulations around the world continue to evolve.
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
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports are filed with, or furnished to, the United States Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding Five9 and other companies that file materials with the SEC electronically. Copies of Five9’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.five9.com/sec.cfm as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC. The information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
Our quarterly and annual results of operations, including our revenues, profitability and cash flow have varied, and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period, or series of quarters or periods, should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:
•market acceptance of our solution;
•our ability to attract new clients and grow our business with existing clients;
•client renewal rates;
•client attrition rates;
•our ability to adequately expand our sales and service team;
•our ability to acquire and maintain strategic and client relationships;
•the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation, partnership or collaboration among competitors, clients or strategic partners;
•network outages or security incidents, which may result in additional expenses or losses, legal or regulatory actions, the loss of clients, the provision of client credits, and harm to our reputation;
•general economic, industry and market conditions;
•the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;
•seasonal factors that may cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year;
•inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;
•the amount and timing of costs and expenses related to our research and development efforts or in the acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•our ability to successfully integrate companies and businesses that we acquire and achieve a positive return on our investment;
•our ability to expand, and effectively utilize, our network of master agents, resellers and systems integrators;
•the timing of recognition of revenues under current and future GAAP;
•changes in our pricing policies or those of our competitors;
•increases or decreases in the costs to provide our solution or pricing changes upon any renewals of client agreements;
•the level of professional services and support we provide our clients;
•fluctuations or changes in the components of our revenue;
•the addition or loss of key clients, including through acquisitions or consolidations;
•compliance with, or changes in, the current and future domestic and international regulatory environment;

•the hiring, training and retention of key employees;
•the outcome of litigation or other claims against us;
•the ability to expand internationally, and to do so profitability;
•our ability to obtain additional financing on acceptable terms if and when needed; and
•advances and trends in new technologies and industry standards.
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
Furthermore, a portion of our revenue is generated by acquiring domestic and international telecommunications minutes from wholesale telecommunication service providers and reselling those minutes to our clients. As telecommunications rates continue to decrease, we may not be able to resell more minutes to maintain our level of usage revenue.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2019, 2018 and 2017, our revenues were $328.0 million, $257.7 million and $200.2 million, respectively, representing year-over-year growth of 27% and 29%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:
•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants, and with providers of legacy on-premise systems;
•increase our existing clients’ use of our solution and further develop our partner ecosystem;
•strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced solutions;
•introduce our solution to new markets outside of the United States and increase global awareness of our brand;
•selectively pursue acquisitions that enhance our solution offerings; and
•respond to general macro economic factors and industry and market conditions.
If we are not successful in achieving these objectives, our ability to grow our revenue may be harmed. In addition, we plan to continue to invest in future growth, including expending substantial financial and other resources on:
•sales and marketing, including a significant expansion of our sales and professional services organization;
•our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
•solution development, including investments in our solution development team and the development of new solutions, as well as new applications and features for existing solutions;
•international expansion; and
•general administration, including legal, regulatory compliance and accounting expenses.
Moreover, we continue to expand our headcount and operations. We grew from 860 employees as of December 31, 2017 to 983 employees as of December 31, 2018, and to 1,210 employees as of December 31, 2019. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expected addition of new employees and the capital investments that we anticipate will be necessary to help us grow and to manage that growth will make it more difficult for us to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully.
Failure to adequately retain and expand our direct sales force will impede our growth.
Key to our success is the continuity of our direct sales force. We need to continue to retain key members of our direct sales force while expanding and optimizing our sales infrastructure in order to grow our client base and business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if we fail to retain key members of our direct sales force or if our efforts, and the expense incurred, to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
If we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages.
Our success depends in large part upon the capacity, stability, security and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase the number of users of our service and the product applications that run on our system, could harm our relationships with our clients, result in claims for credits or damages, damage our reputation, significantly reduce client demand for our solution, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure and harm our business.
We have experienced significant growth in the number of agents seats and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients’ use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate and reliable stability and performance, the availability of which may be limited or the cost of which may be prohibitive, and any failure may cause interruptions in service that may harm our business. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict our infrastructure requirements or efficiently improve our infrastructure, our business could be harmed.
Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully maintain, grow and manage these relationships could harm our business.
We leverage strategic relationships with third parties, such as CRM providers, WFO providers, other technology providers, systems integrators, and telephony providers. For example, our relationship with CRM providers and systems integrators provide significant lead generation for new client opportunities. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. Our competitors may also have deeper or broader relationships with third parties, including products that we do not offer or that are outside our core markets, that could give these competitors an advantage in establishing and maintaining relationships with these third parties. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. We also license technology from certain third parties, including through OEM relationships. Certain of these agreements permit either party to terminate all or a portion of the relationship without cause at any time and for any reason. If one of these agreements is terminated by the other party, we would have to find an alternative source or develop new technology ourselves, which preclude, limit or delay our ability to offer our solution or certain product features to our clients, result in increased expense and harm our business. Our inability to successfully manage and maintain these complex relationships or negotiate sufficient and favorable contractual terms could harm our business.

We have established, and are continuing to increase, our network of master agents and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.
We have established, and are continuing to increase, our network of master sales agents, which provide sales leads, and resellers, which sell our solution to new clients. This network has helped us attract additional clients. Our resellers have assisted us in expanding in both domestic and international markets. These master agents and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential master agents or resellers to favor their services over ours, either through financial incentives, technological innovation, solution features or performance, by offering a broader array of services to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current master agents and resellers, fail to develop relationships with new master agents and resellers in new and existing markets, if we fail to manage, train, or provide appropriate incentives to our existing master agents and resellers, or if our master agents and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed. Additionally, in order to effectively utilize our resellers, we must enhance our systems, develop specialized marketing materials and invest in educating resellers regarding our systems, product offerings and services. Our failure to accomplish these objectives could limit our success in marketing and selling our products.
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
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In addition to the United States, Canada, the U.K. and Latin America, we plan to market and sell our solution in other European countries, Asia and other international markets. If economic conditions, including currency exchange rates, in these areas and other key potential markets for our solution remain uncertain or deteriorate, clients may delay or reduce their contact center and overall information technology spending. If our clients or potential clients experience economic hardship, this could reduce the demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.

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
We currently compete with large legacy technology vendors that offer on-premise contact center systems, such as Avaya and Cisco, and legacy on-premise software companies that come from a CTI heritage, such as Aspect and Genesys (including through its acquisition of Interactive Intelligence). These legacy technology and software companies are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE inContact. We also face competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering unified communications and contact center solutions. In addition, Amazon and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. Our recent, and any future, acquisitions will subject us to new competitors and cause us to face additional and different competition in the markets served by these businesses.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Subscriptions and related usage by our existing clients may decrease if:
•clients are not satisfied with our services, prices or the functionality of our solution;
•the stability, performance or security of our solution are not satisfactory;
•the U.S. or global economy declines;
•our clients’ business declines due to industry cycles, seasonality, business difficulties or other reasons;
•clients favor products offered by other contact center providers, particularly as competition continues to increase;
•fewer clients purchase usage from us;
•alternative technologies, products or features emerge or gain popularity that we do not provide; or
•our clients or potential clients experience financial difficulties.
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
As we continue to target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in closing sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these clients will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people in order to generate a sale. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual clients and prospective clients, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to six months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our clients that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of agent seats and the number of applications utilized by these larger organizations over time and additional sales and marketing expenses we incur in these efforts. There is no guarantee that these clients will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these clients will decrease and our business may suffer.
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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, the vast majority of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. Moreover, many of our clients initially deploy our solution to support only a portion of their contact center agents and, therefore, we may not generate significant revenue from these new clients at the outset of our relationship, if at all. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations as subscription revenue is recognized, and if and when these clients increase the number of agent seats and the number of components of our solution they deploy over time.
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
In 2015, the FCC released an order, commonly referred to as network neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful internet traffic on the basis of content, application or service and (ii) the practice of favoring some internet traffic over other internet traffic based on the payment of higher fees. In June 2018, the FCC repealed the network neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of, or increase the cost of using, our solution. The FCC’s 2018 repeal was largely upheld by the D.C. Circuit Court of Appeals in a decision issued in October 2019. That same court rejected the FCC’s attempt to preempt states from adopting their own network neutrality requirements. As a result, network neutrality regulations vary widely among both the domestic and international jurisdictions in which we operate. While certain jurisdictions have strong protections for services such as ours, others either lack a network neutrality framework or otherwise do not enforce network neutrality regulations. The impairment, degradation or prioritization of lawful internet traffic by internet service providers could materially harm the performance of our solutions, our client relationships, business, financial condition and operating results.
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
We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia. We have little or no control over public cloud providers. Any disruption of the public cloud or any failure of the public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, security, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy and security systems and fault tolerances, and a reduced ability to control data security and privacy.
Our efforts to establish public cloud-based data centers for our international operations may be unsuccessful and may present execution and competitive risks.
We are in the process of establishing new public cloud deployments to facilitate our platform in certain international markets. We have partnered with a third-party to develop, test and deploy our technology to offer a full stack of services on the public cloud in certain international markets. If we are successful, in deployment of our technology to the public cloud, we may expand our public cloud deployments to facilitate our platform in the U.S. and in additional international markets. Our public cloud-based platform offering is critical to developing and providing our solution to our clients, scaling our business for future growth, accurately maintaining data and otherwise operating our business. Infrastructure buildouts on the public cloud are complex, time-consuming and may involve substantial expenditures. In addition, the implementation of public cloud-based data centers involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. Even once we implement public cloud-based data centers, we may discover deficiencies in the design, implementation or maintenance of the system that could materially harm our business.
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

We continue to expand our international operations, which exposes us to significant risks.
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
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States, with approximately 92% of our revenue for the year ended December 31, 2019 derived from clients with billing addresses in the United States.
Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, and Russia, where portions of engineering and operations are performed. We have increased our sales, marketing and support personnel in the U.K. to maintain and support our European data centers. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:
•the need to establish and protect our brand in international markets;
•the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated costs and expenses;
•difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;
•the need to implement and offer customer care, in various languages;
•different pricing environments, longer sales and accounts receivable payment cycles and collections issues;
•weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;
•privacy and data protection laws and regulations that are complex, expensive to comply with and may require that client data be stored and processed in a designated territory;
•increased risk of piracy, counterfeiting and other misappropriation of our intellectual property in our locations outside the U.S.;
•new and different sources of competition;
•general economic conditions in international markets;
•fluctuations in the value of the U.S. dollar and foreign currencies, which may make our solution more expensive in other countries or may increase our costs, impacting our operating results when translated into U.S. dollars;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, telecommunications and telemarketing laws and regulations;
•increased risk of international telecom fraud;
•laws and business practices favoring local competitors;
•compliance with laws and regulations applicable to foreign operations and cross border transactions, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws, supply chain restrictions, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solution in certain foreign markets, and the risks and costs of non-compliance;
•increased financial accounting and reporting burdens and complexities;
•restrictions or taxes on the transfer of funds;
•adverse tax consequences; and
•unstable economic and political conditions and potential accompanying shifts in laws and regulations.
These risks could harm our international operations, increase our operating costs and hinder our ability to grow our international business and, consequently, our overall business and results of operations. In addition, if the political and military situation in Russia and Ukraine, or the relationship between Russia and the United States, significantly worsens, or if either Russia or the United States imposes or implements new or augmented economic sanctions, supply chain restrictions, or other restrictions on doing business, and we are restricted or precluded from continuing our software development operations in Russia, our costs could increase, and our product development efforts, business and results of operations could be significantly harmed.
In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, or prohibitions on selling our solution, any of which could harm our business.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses in each annual period since our inception in 2001. We incurred net losses of $4.6 million, $0.2 million and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $156.0 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our solution and acquire new clients, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in research and development and expand our business. We also have lower margins on our professional services, which are expected to continue in the medium term. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this annual report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
Development of our AI solutions to make agents more efficient and improve customer experience may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to increase and provide our customers with AI-powered applications, including conversational virtual agents, agent assistance and business insights. While we aim for our AI-powered applications to make agents more efficient and improve customer experience, our AI models may not achieve sufficient levels of accuracy. In addition, we may not be able to acquire sufficient training data or our training data may contain biased information. Furthermore, the costs of AI technologies, such as speech recognition and natural language processing, may be too high for market adoption. Our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. Should any of these items or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.

If our solution fails, or is perceived to fail, to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations and contractual obligations. Moreover, our clients could incorrectly implement or inadvertently misuse our products, which could result in client dissatisfaction and harm the perceived utility of our products and our brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could cancel our solution, seek payment credits, seek damages against us, or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. In addition, since telecommunications billing and associated telecom taxes and the related calculations and billing of telecom taxes are inherently complex and require highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our clients or related taxes and administrative fees. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, reputational harm, failure to achieve market acceptance and the diversion of development resources.
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
Our operations are subject to many hazards inherent in the cloud contact center software business, including:
•damage to third-party and our infrastructure and data centers, related equipment and surrounding properties caused by earthquakes, hurricanes, tornadoes, floods, fires and other natural disasters, explosions and acts of terrorism;
•security breaches resulting in loss or disclosure of confidential client and customer data and potential liability to clients and non-client third parties for such losses on disclosures; and
•other hazards that could also result in suspension of operations, personal injury and even loss of life.
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
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients, with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. Failure in this regard may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing or acquiring these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of changes and updates to our solution and increase our research and development expenses. Any failure of our solution to operate effectively, including with future network platforms and technologies, could reduce the demand for our solution, result in client dissatisfaction and harm our business.
Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings, features and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses. Our research and development expenses totaled $45.2 million, $34.2 million and $27.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
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
Our success depends, in part, upon the performance and continued services of our executive officers and senior management team. If our executive leadership team fails to perform effectively or if we fail to attract or retain our key executives or senior management, our business, financial condition or results of operations could be harmed. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.
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
Our ability to increase our client base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social media, trade shows, industry events, co-marketing with strategic partners, telemarketing and out of home campaigns. The effectiveness of our internet advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
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
We have a substantial amount of debt. As of December 31, 2019, we had approximately $258.8 million in principal amount outstanding under our convertible senior notes entered into in May 2018. See Note 6 to the consolidated financial statements.
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
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. For instance, in the fourth quarter of 2019, we completed our acquisition of substantially all of the assets of Whendu, including its iPaaS platform, and in the second quarter of 2020, we expect to complete the acquisition of CSI. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target.
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses, having only completed one small acquisition in 2013, the acquisition of substantially all of the assets of Whendu, in the fourth quarter of 2019, and the signing of a definitive agreement to acquire CSI in the first quarter of 2020. With respect to these recent acquisitions and any future acquisitions, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from these or any future acquisitions due to a number of factors, including:
•inability to integrate or benefit from acquisitions in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition, including legal claims arising from the activities of companies or businesses we acquire;
•acquisition-related costs;
•difficulty converting the clients of the acquired business to our solution and contract terms, including due to disparities in the revenue, licensing, support or professional services model of the acquired company;
•difficulty integrating the accounting systems, operations and personnel of the acquired business;
•difficulties and additional costs and expenses associated with supporting legacy products and the hosting infrastructure of the acquired business;
•diversion of management’s attention from other business concerns;
•harm to our existing relationships with our partners and clients as a result of the acquisition;
•the loss of our or the acquired business’s key employees;
•diversion of resources that could have been more effectively deployed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies and businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.
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
For example, in May 2014, the FASB issued new revenue recognition rules under Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”), which included a single set of rules and criteria for revenue recognition to be used across all industries. We adopted this new standard in January 2018 using a modified retrospective method. With the adoption of this standard, the timing of our commission expense recognition changed, which caused fluctuations in our operating results. See Note 1 to the consolidated financial statements for more information.

Further, in February 2016, the FASB issued new rules for leases under the Accounting Standard Codification 842 - Leases (“ASC 842”), which requires a lessee to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. We adopted this new standard in January 2019 using a modified retrospective method. With the adoption of this standard, we recognized right-of-use, or ROU, assets and lease liabilities for operating leases. See Note 1 and 13 to consolidated financial statements for more information.
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
The results of the U.K.’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum, referred to as Brexit. The U.K. withdrew from the European Union on January 31, 2020. Brexit has created significant uncertainty about the future relationship between the U.K. and the European Union, including with respect to the laws and regulations that will apply or continue to apply in the U.K. following Brexit as the U.K. and the European Union determine which European Union laws and regulations to replace, replicate, or amend after the effectiveness of Brexit.
Brexit has harmed and may continue to harm global economic conditions, as well as the stability of global financial markets. For example, Brexit introduced significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As part of Brexit, the U.K. and the European Union entered into a withdrawal agreement that includes, among other things, an implementation and transition period lasting from January 31, 2020 until December 31, 2020, which is referred to herein as the Transition Period. During the Transition Period, the terms governing future trade and economic relations between the U.K. and the European Union will be negotiated. Also during the Transition Period, the U.K. is legally no longer a Member State of the European Union, but it continues to be subject to all existing European Union laws, regulations, and directives and continues to participate in the European Single Market. Based on the current political climate, there is no guarantee that the U.K. and the European Union will reach an agreement on future trade and economic relations before the end of the Transition Period. It is unclear what financial, trade and legal implications would flow from the Transition Period ending and the U.K. no longer participating in the European Single Market without an agreement governing future trading and economic relations between the U.K. and the European Union, and how such an event would affect our business, operations, and financial performance.
In addition, the potential strengthening of the U.S. dollar relative to other currencies (including the British pound) would make our solution more expensive to international clients and may harm our international sales. Brexit could also cause disruptions to, and create uncertainty surrounding, the global economy, which could harm our ability to sell our solutions and may harm our results of operation, financial condition and cash flows. Brexit could also affect our relationships with our existing and future clients, owners of our data center facilities in the U.K.

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
As of December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses of $274.4 million and $154.5 million, respectively, which if not utilized will begin to expire in 2024 and 2028 for federal and state purposes, respectively. As of December 31, 2019, we also had gross research credit carryforwards for federal and California state tax purposes of $4.4 million and $3.5 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2024. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2019, our intellectual property portfolio included five registered U.S. trademarks, 10 issued U.S. patents, three pending U.S. patent application and one registered U.S. copyright. As of December 31, 2019, we also had five issued patents, and nine trademark registrations outside the U.S. The expiration dates of our issued patents range from 2031 to 2034. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services operations, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors, lessors, business partners and other parties for third party claims with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, certain claims related to third-party privacy or cyber security breaches or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we typically contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a client with respect to such obligations could be expensive, even if we ultimately prevail, and could harm on our relationship with that client and other current and prospective clients, reduce demand for our solution and harm our business, results of operations and financial condition.

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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, privacy or data security laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States and in other circumstances these requirements may be more stringent in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, notification obligations, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any civil or criminal litigation, our business, operating results, financial condition and reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results, financial condition and reputation.
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
We have designed our solution to comply with these laws. To the extent that our solution is viewed by clients or potential clients as less functional, or more difficult to deploy or use, because of our solution’s compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our clients who use our solution to place calls also expressly require them to comply with all such laws and to indemnify us for any failure to do so. We take numerous steps to reasonably confirm that the use of our services complies with applicable laws. Even with these efforts, it is possible that the FTC, FCC, private litigants or others may attempt to hold our clients, or us as a software solution provider, responsible for alleged violations of these laws. To the extent any court finds that the software solution violated a controlling legal standard, we could face indemnification demands from our clients for costs, fees and damages with respect to calls placed using that solution. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our clients. Defending such suits can be costly and time-consuming and could result in fines, damages, expenses and losses. Additionally, these laws, and any changes to them or the interpretation thereof, that further restrict calling consumers, including to wireless phone numbers, adverse publicity regarding the alleged or actual failure by companies, including our clients and competitors, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our solution by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows.
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
Based on analysis of our activities, we have determined that we are obligated to collect and remit U.S. state or local sales, use, gross receipts, excise and utility user taxes, as well as fees or surcharges as a communications service provider in certain U.S. states, municipalities or local tax jurisdictions. We are registered for collecting and remitting applicable taxes where such a determination has been made. Prior to our making such determination, we neither collected nor remitted these taxes, fees or surcharges to applicable local, municipal or state jurisdictions. We continue to analyze our activities to determine if we are subject to these taxes in additional jurisdictions and based on our ongoing assessment of our U.S. state and local tax collection and remittance obligations, we register for tax and regulatory purposes in such jurisdictions and commence collecting and remitting applicable state and local taxes and surcharges to these jurisdictions.
We have accrued a contingent liability of $1.2 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 to the consolidated financial statements.
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
In June 2015, in connection with our late registration with the USAC and past failure to make USF contributions prior to 2013, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury, which was paid in installments ending on December 31, 2018. We also agreed to make USF contributions of $3.9 million based on our revenues for the period from 2008 to 2012. We are still in dispute with the FCC regarding whether we are liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2019, we had accrued $0.9 million in respect of the remaining disputed assessments, including interest and penalties, for the period of 2003 through 2007. See Note 10 to the consolidated financial statements.
Although the effective period of the FCC consent decree has terminated, the FCC routinely imposes a higher expectation of regulatory compliance on companies that were previously subject to consent decrees and any further violations of FCC rules could subject us to heightened enforcement action, including higher fines and penalties.
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
The regulations to which we are subject (in whole or in part) include:
•the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•contributions to the USF which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;
•payment of annual FCC regulatory fees based on our interstate and international revenues;
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and
•FCC rules regarding Customer Proprietary Network Information, or CPNI, which prohibit us from using such information without client approval, subject to certain exceptions.
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
Our clients use our solution to collect, transfer, use, and otherwise process, (collectively, Process or Processing), personal data regarding their customers and potential customers. The Processing of personal data and other types of protected data subjects us and our customers to a number of domestic and international laws that govern and regulate the Processing of personal data and other types of protected data. These laws regulate and address a range of issues including data privacy (e.g., restrictions or technological or process requirements regarding the Processing of data), cybersecurity (e.g., requirements for the protection of personal data against compromise of the confidentiality, integrity, or availability of personal data), breach notification, data governance, and risk management and reporting. These laws can vary substantially from jurisdiction to jurisdiction, and are rapidly evolving. Domestic and international government authorities are considering adopting, or may adopt, laws and regulations in the future, regarding the Processing of personal data obtained from consumers and individuals.
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
The European Union’s GDPR may continue to increase our costs and the costs of our clients to operate, limit the use of our solution or change the way we operate, exposes us to substantial fines and penalties if we fail to comply, and has led to similar laws being enacted in other jurisdictions.
On May 25, 2018, the EU adopted the GDPR. The GDPR replaced the EU Data Protection Directive, also known as Directive 95/46/EC, and is intended to harmonize data protection laws throughout the EU by applying a single data protection law that is binding throughout each member state. We and many of our customers are subject to the GDPR based upon our processing of personal data collected from EU data subjects, such as our processing of personal data of our customers in the EU and our processing of our EU employees’ personal data.
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
Given the breadth and depth of changes in data protection obligations, our compliance with the GDPR’s requirements will continue to require time, resources and review of the technology and systems we use to satisfy the GDPR’s requirements. We have ongoing procedures to maintain GDPR compliance. We continue to deliver product features that enhance our data management and security in support of GDPR compliance.
Among the compliance obligations the GDPR raises for us and our customers are requirements regarding the transfer of personal data from the EU to other jurisdictions, including the United States. In order to comply with the data transfer obligations imposed by the GDPR, we rely on the use of standard contractual clauses issued by the European Commission. Where applicable, we also enter into data processing agreements including standard contractual clauses approved by the Article 29 Working Party (now the Data Protection Board) to authorize the transfer of personal data from the EU and in support of our data processing activities on behalf of our customers. Litigation challenging the adequacy of the standard contractual clauses could negatively impact the operation of our business. The invalidation of the standard contractual clauses may require us to adopt costly or burdensome alternatives. It may be necessary to establish additional systems and business operations in the EU to avoid the transfer of personal data out of the EU. Should a change in the conduct of our business be required, it may involve substantial expense and the diversion of resources from other aspects of our business, all of which may harm our business and results of operations.
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
The CCPA could increase our costs and the costs of our clients to operate, limit the use of our solution or change the way we operate, and expose us to substantial fines and class action risk if we fail to comply, and lead to similar laws being enacted in other states.
In 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA applies to certain for-profit entities doing businesses in California. We and our qualifying customers were required to comply with these requirements before the CCPA became effective on January 1, 2020.
The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information and creating new data privacy rights for consumers in the State of California. As required by the statute, entities doing business in California have new and ongoing disclosure obligations to consumers for whom they hold or process personal data. Businesses must also provide consumers with the right to dictate how their personal information is used and shared. Complying with these obligations will involve continued expenditures that could increase as more consumers exercise their rights under the statute.
The CCPA also creates a new and potentially severe statutory damages framework for violations of its provisions. The California Attorney General can enforce the CCPA by seeking statutory penalties for failure to comply with the act. For businesses that fail to implement reasonable security procedures, the CCPA also creates a private right of action for consumers whose personal data is subject to a data breach. This private right of action has the potential to create significant class action liability for businesses, like ours, that operate in California. To protect against these new risks, it may be necessary to change our insurance programs.
The CCPA was amended in September 2018 and in October 2019. Additional CCPA amendments have been proposed. It is unclear how, if at all, it may be modified, or how it will be interpreted by the California Attorney General. Accordingly, modifications to the CCPA could create additional liability and require costly expenditures to ensure continued compliance.

Risks Related to Ownership of Our Common Stock
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2019, the sale price per share of our common stock ranged from a low of $40.82 to a high of $69.86. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations in our operating results;
•the financial projections we provide to the public, any changes in these projections, our failure to meet these projections, or our failure to exceed these projections by amounts or percentages expected by our investors and analysts;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow our company;
•sales of our common stock (or securities that convert to our common stock) by us or our significant stockholders, or the public announcement of same;
•the assessment of our business or position in our market published in research and other reports;
•announcements by us or our competitors of significant product or technical innovations, financings, acquisitions, strategic partnerships, joint ventures or capital commitments;
•entry into the market by new competitors, or the introduction of new products or the generation of new sales by us or our competitors;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the software as a service industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;
•any major change in our board of directors or management;
•lawsuits threatened or filed against us;
•security breaches or incidents impacting our clients or their customers and security breaches of companies that provide solutions similar to our solution, which could negatively impact our industry as a whole;
•legislation or regulation of our business, the internet and/or contact centers;
•loss of key personnel;
•new entrants into the contact center market, including the transition by providers of legacy on-premise contact center systems to cloud solutions;
•the perceived or real impact of events that harm our direct competitors;
•developments with respect to patents or proprietary rights;
•general market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which would be unrelated to our business and industry, and outside of our control.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws:
•provide that our board of directors is classified into three classes of directors;
•provide that stockholders may remove directors only for cause and only with the approval of holders of at least 66 2⁄3% of our then outstanding capital stock;
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•provide that our stockholders may not take action by written consent, and may only take action at annual or special meetings of our stockholders;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;
•restrict the forum for certain litigation against us to Delaware;
•do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election);
•provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and
•provide that stockholders will be permitted to amend our amended and restated bylaws and certain parts of our amended and restated certificate of incorporation only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.
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
One of the conditional conversion feature of the convertible senior notes was triggered in each of the third and fourth quarters of 2019. As such, holders of convertible senior notes are entitled to convert the convertible senior notes at any time during the first quarter of 2020 at their option. To the extent that conditional conversion features of the convertible senior notes are triggered in the future, holders of convertible senior notes will be entitled to convert the convertible senior notes at any time during the specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Upon conversion, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As such, the ability of holders of convertible senior notes to convert their convertible senior notes currently or within 12 months from the balance sheet date does not cause us to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current liability. We have received elections to convert a limited number of convertible senior notes in the fourth quarter of 2019 and first quarter of 2020. We elected to satisfy our conversion obligation through the payment of cash to such convertible senior note holders.
Transactions relating to our convertible senior notes may affect the value of our common stock.
The conversion of some or all of the convertible senior notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such convertible senior notes. Our convertible senior notes may become convertible at the option of their holders under certain circumstances. If holders of our convertible senior notes elect to convert their convertible senior notes, we may settle our conversion obligation by delivering to them shares of our common stock, which would cause dilution to our existing stockholders. We have received elections to convert a limited number of convertible senior notes in the fourth quarter of 2019 and first quarter of 2020. We elected to satisfy our conversion obligation through the payment of cash to such convertible senior note holders.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We currently lease approximately 135,700 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2019 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	90,100	March 2021
The Philippines	Technical support, training and other professional services	16,300	March 2020
Russia	Portions of engineering and operations	23,400	September 2024
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; Slough, England; and Amsterdam, the Netherlands, which require monthly payments for a fixed period of time in exchange for certain guarantees of space, network and telecommunication availability. These agreements expire at various dates through 2022.
We believe our facilities are sufficient for our current needs.
ITEM 3. Legal Proceedings
Information with respect to this item may be found under the heading “Legal Matters” in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which information is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on The NASDAQ Global Market, or NASDAQ, under the symbol “FIVN.”
Number of Common Stock Holders
On February 21, 2020, there were 29 stockholders of record of our common stock who held an aggregate of 61,583,496 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on December 31, 2014 and ends on December 31, 2019. The graph assumes $100 was invested at the close of market on December 31, 2014 in the common stock of Five9, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of 5 years Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2019

2,000
1,500
1,000
500
0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Five9, Inc.
Russell 2000 Index
NASDAQ Computer and Data Processing Index

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Five9, Inc. under the Securities Act of 1933, as amended, or the Securities Act of 1934 Exchange, as amended.

ITEM 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this report.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share data)
Revenue	$328,006	$257,664	$200,225	$162,090	$128,868
Cost of revenue(1)(2)	134,511	104,034	83,104	66,934	59,495
Gross profit	193,495	153,630	117,121	95,156	69,373
Operating expenses:
Research and development (1)(2)	45,190	34,172	27,120	23,878	22,659
Sales and marketing (1)(2)	95,592	72,001	66,570	52,748	42,042
General and administrative (1)(2)	49,446	40,448	29,151	25,072	25,822
Total operating expenses	190,228	146,621	122,841	101,698	90,523
Income (loss) from operations	3,267	7,009	(5,720)	(6,542)	(21,150)
Other income (expense), net:
Extinguishment of debt	—	—	—	(1,026)	—
Interest and other	(7,715)	(6,930)	(2,981)	(4,238)	(4,627)
Total other income (expense), net	(7,715)	(6,930)	(2,981)	(5,264)	(4,627)
Income (loss) before income taxes	(4,448)	79	(8,701)	(11,806)	(25,777)
Provision for income taxes	104	300	268	54	61
Net loss	$(4,552)	$(221)	$(8,969)	$(11,860)	$(25,838)
Net loss per share:
Basic and diluted	$(0.08)	$—	$(0.16)	$(0.23)	$(0.52)
Shares used in computing net loss per share:
Basic and diluted	60,371	58,076	54,946	52,342	50,141

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenue	$10,856	$7,808	$6,300	$6,573	$5,950
Research and development	1,801	1,036	795	737	455
Sales and marketing	6	95	120	221	206
General and administrative	1,711	1,335	1,099	859	777
Total depreciation and amortization	$14,374	$10,274	$8,314	$8,390	$7,388

(2) Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenue	$6,334	$3,333	$2,202	$1,375	$866
Research and development	7,658	5,303	3,042	2,059	1,790
Sales and marketing	11,368	6,307	4,364	2,363	1,800
General and administrative	16,705	13,541	5,735	3,846	3,274
Total stock-based compensation	$42,065	$28,484	$15,343	$9,643	$7,730

	December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments	$319,949	$291,819	$68,947	$58,122	$58,484
Working capital	315,282	286,008	53,317	40,933	22,712
Total assets	482,380	394,666	128,196	105,239	99,233
Total debt and finance leases	213,931	207,919	46,742	45,799	46,617
Additional paid-in capital	351,870	294,279	222,202	196,555	180,649
Total stockholders’ equity	196,458	142,748	46,838	30,328	26,280

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
Overview
We are a pioneer and leading provider of intelligent cloud software for contact centers, facilitating more than six billion call minutes between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, which is comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our client’s requirements.
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our clients. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our client base, while significantly enhancing our opportunity for future revenue growth. To complement these efforts, we have also focused on building client awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social media, trade shows, industry events, telemarketing and out of home campaigns.
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2019, 2018 and 2017, subscription and related usage fees accounted for 92%, 93% and 94% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Key GAAP Operating Results
Our revenue increased to $328.0 million for the year ended December 31, 2019, from $257.7 million and $200.2 million for the years ended December 31, 2018 and 2017, respectively. Revenue growth has primarily been driven by our larger clients increasing their number of agent seats. For each of the years ended December 31, 2019, 2018 and 2017, no single client accounted for more than 10% of our total revenue. As of December 31, 2019, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 3,000 agent seats. We had a net loss of $4.6 million, $0.2 million and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing client base, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In order to pursue these opportunities, we anticipate that we will continue to expand our operations and headcount in the near term.
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in future periods. However, we expect cost of revenue and certain operating expenses to decrease as a percentage of revenue as we grow our revenue and gain economies of scale by increasing our client base without direct incremental costs and by utilizing more of the capacity of our data centers.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended December 31,
	2019	2018	2017
Annual Dollar-Based Retention Rate	105%	103%	98%
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
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(4,552)	$(221)	$(8,969)
Non-GAAP adjustments:
Depreciation and amortization (1)	14,374	10,274	8,314
Stock-based compensation (2)	42,065	28,484	15,343
Interest expense	13,794	10,245	3,471
Interest (income) and other	(6,079)	(3,315)	(490)
Legal settlement (3)	420	—	1,700
Legal and indemnification fees related to settlement	356	592	135
Acquisition related transaction costs	338	—	—
Reversal of interest and penalties on accrued federal fees (4)	—	—	(2,133)
Provision for income taxes	104	300	268
Adjusted EBITDA	$60,820	$46,359	$17,639

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
Fixed subscription fees, including plans with bundled usage, are generally billed monthly in advance, while variable usage fees are billed in arrears. Fixed subscription fees are recognized on a straight-line basis over the applicable term, which is predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Variable subscription related usage fees for non-bundled plans are billed in arrears based on client-specific per minute rate plans and are recognized as actual usage occurs. We generally require advance deposits from clients based on estimated usage. All fees, except usage deposits, are non-refundable.
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
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue in the near term.

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
Results of Operations for the Years Ended December 31, 2019, 2018 and 2017
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	41%	40%	42%
Gross profit	59%	60%	58%
Operating expenses:
Research and development	14%	13%	14%
Sales and marketing	29%	28%	32%
General and administrative	15%	16%	15%
Total operating expenses	58%	57%	61%
Income (loss) from operations	1%	3%	(3)%
Other income (expense), net:
Interest expense	(4)%	(4)%	(2)%
Interest income and other	2%	1%	1%
Total other income (expense), net	(2)%	(3)%	(1)%
Income (loss) before income taxes	(1)%	—%	(4)%
Provision for income taxes	—%	—%	—%
Net loss	(1)%	—%	(4)%
Year-to-year comparisons between 2018 and 2017 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2018, which specific discussion is incorporated herein by reference.
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Revenue	$328,006	$257,664	$70,342	27%
The increase in revenue for 2019 compared to 2018 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.

Cost of Revenue

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$134,511	$104,034	$30,477	29%
% of Revenue	41%	40%
The increase in cost of revenue for 2019 compared to 2018 was primarily due to a $10.8 million increase in personnel costs, including stock-based compensation costs, driven by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $4.4 million increase in third party hosted software costs driven by increased client activities, a $4.4 million increase in facilities and related costs, a $4.3 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and a significant increase in the USF contribution rate, a $2.5 million increase in depreciation and data center costs, driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities and a $0.5 million increase in amortization of intangible assets from our acquisition of Whendu.
Gross Profit

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$193,495	$153,630	$39,865	26%
% of Revenue	59%	60%
The increase in gross profit for 2019 compared to 2018 was primarily due to increases in subscription and related usage revenues. The decrease in gross margin for 2019 compared to 2018 was primarily due to an increase in personnel costs, including stock-based compensation costs, driven by increased headcount and a higher fair value of employee equity awards primarily due to our increased stock price.
Operating Expenses
Research and Development

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Research and development	$45,190	$34,172	$11,018	32%
% of Revenue	14%	13%
The increase in research and development expenses for 2019 compared to 2018 was primarily due to a $9.1 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$95,592	$72,001	$23,591	33%
% of Revenue	29%	28%
The increase in sales and marketing expenses for 2019 compared to 2018 was primarily due to a $13.4 million increase in personnel-related costs, including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $4.8 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, and a $1.1 million increase in facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.
General and Administrative

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$49,446	$40,448	$8,998	22%
% of Revenue	15%	16%
The increase in general and administrative expenses for 2019 compared to 2018 was primarily due to a $6.9 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price. The increase in stock-based compensation costs in 2019 also related to an equity award granted to an executive officer in May 2018, which continued to vest. Legal costs in 2019 compared to 2018 increased due to a settlement payment of $0.4 million in the Melcher Litigation in June 2019 and acquisition-related transaction costs of $0.3 million.
Other Income (Expense), Net

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(13,794)	$(10,245)	$(3,549)	(35)%
Interest income and other	6,079	3,315	2,764	(83)%
Total other income (expense), net	$(7,715)	$(6,930)	$(785)	(11)%
% of Revenue	(2)%	(3)%
The unfavorable change of $(0.8) million in other income (expense), net for 2019 compared to 2018 was primarily due to an increase of $3.5 million in interest expense related to our convertible senior notes issued in May 2018, offset in part by higher interest income on our marketable investments.
Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings including the issuance of our 0.125% convertible senior notes in May 2018. As of December 31, 2019, we had $315.3 million in working capital, which included $78.0 million in cash and cash equivalents and $242.0 million in marketable investments.
In May 2018, we issued $258.8 million aggregate principal amount of our 0.125% convertible senior notes, or Notes, due May 1, 2023 in a private offering. The Notes are our senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2018. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. For additional information regarding the Notes, see Note 6 to the consolidated financial statements included in this report.
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
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired or required, our business, operating results and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$51,221	$38,622	$11,106
Net cash used in investing activities	(63,631)	(216,749)	(2,650)
Net cash provided by financing activities	8,474	191,092	2,369
Net increase (decrease) in cash and cash equivalents	$(3,936)	$12,965	$10,825
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
Net cash provided by operating activities was $51.2 million during the year ended December 31, 2019. Net cash provided by operating activities resulted from our net loss of $4.6 million adjusted for non-cash items of $73.2 million, primarily consisting of $42.1 million of stock-based compensation, $14.4 million of depreciation and amortization and $12.8 million of amortization of discount and issuance costs on our convertible senior notes, offset by use of cash for operating assets and liabilities of $17.4 million primarily due to the timing of cash payments to vendors and cash receipts from clients.
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
Cash Flows from Investing Activities
Net cash used in investing activities in 2019 was $63.6 million compared to $216.7 million in 2018. Net cash used in investing activities in 2019 was comprised of $359.5 million related to purchases of marketable investments and $19.2 million in capital expenditures and $13.9 million related to cash paid to acquire substantially all of the assets of Whendu, offset by $328.7 million of cash proceeds from maturities of marketable investments and the $0.2 million cash proceeds from the sale of convertible notes held for investment.

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
Cash Flows from Financing Activities
Net cash provided by financing activities in the year ended December 31, 2019 was $8.5 million, compared to $191.1 million in the year ended December 31, 2018. Net cash provided by financing activities of $8.5 million in the year ended December 31, 2019 related to $7.8 million from the sale of common stock under our employee stock purchase plan and cash proceeds of $7.7 million from exercises of stock options, offset in part by repayments of finance leases of $7.1 million.
Net cash provided by financing activities in the year ended December 31, 2018 was $191.1 million, compared to $2.4 million in the year ended December 31, 2017. Net cash provided by financing activities of $191.1 million in the year ended December 31, 2018 related to cash proceeds of $250.7 million from the issuance of our convertible senior notes, cash proceeds of $7.8 million from exercises of stock options and warrants, and $5.7 million from the sale of common stock under our employee stock purchase plan, offset in part by repayments under our line of credit of $32.6 million, payments for capped call transactions of $31.4 million and payments of finance leases of $8.5 million.
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
Our significant accounting policies are described in Note 1 to the consolidated financial statements.
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
Our revenue consists of subscription services and related usage as well as professional services. We charge clients subscription fees, usually billed on a monthly basis, for access to our VCC solution. The subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from a wholesale telecommunications service provider. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. Revenue generated from telephony usage is presented in revenue and cost of sales on a gross basis, as we are the party that controls the service and are responsible for fulfilling the promise to provide the call service by diverting the calls to selected carriers. We also offer bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of our software.

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
Professional services are primarily billed on a fixed-fee basis. Revenue for professional services is recognized over time, as services are performed.
The estimation of variable consideration for each performance obligation requires us to make subjective judgments. In the early stages of our larger contracts, in order to allocate the overall transaction fee on a relative stand-alone selling price basis to our multiple performance obligations, we estimate variable consideration to be included in the transaction fee to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When services are included in the contract with the customer and are not sold at their stand-alone selling price, this requires us to estimate the number of seats the customer will use, especially during the initial ramp period of the contract, during which we bill under an ‘actual usage’ model for subscription-related services.
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
Off Balance Sheet Arrangements
As of December 31, 2019, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Commitments
Our principal contractual obligations consist of future payment obligations under our convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services.

The following table summarizes our significant contractual obligations as of December 31, 2019 (in thousands).

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible senior notes (1)	$258,750	$—	$—	$258,750	$—
Finance lease obligations (2)	4,603	3,778	825	—	—
Operating lease obligations (3)	9,990	5,376	3,056	1,558	—
Operating lease not yet commenced (3)	1,635	215	923	497	—
Hosting services (4)	1,507	307	1,200	—	—
Telecommunication usage (5)	4,722	2,708	2,010	4	—
Equipment maintenance (6)	165	140	25	—	—
Total	$281,372	$12,524	$8,039	$260,809	$—

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
On October 27, 2016, we received notice from Lance Fried, a former officer and director of Face It, Corp., or Face It, of his claim for indemnification by us (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the lawsuit captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, in the U.S. District Court for the Southern District of California, which we refer to as the Melcher Litigation. In the lawsuit, plaintiff Carl Melcher, a purported former stockholder of Face It, and his related investment entity, Melcher Family Limited Partnership, alleged that Face It repurchased the plaintiffs’ stock in September 2013 before we acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of its company to us. The lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. On January 9, 2018, Mr. Fried initiated an arbitration proceeding against us in which he alleged that we breached advancement obligations to him. We asserted counterclaims in the arbitration proceeding against both Mr. Fried and the representative of the former Face It stockholders, seeking to recoup all losses incurred by us in connection with the Melcher Litigation, including any amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim.
On June 11, 2018, the arbitrator ordered us to advance the fees Mr. Fried incurred in connection with the defense of the Melcher Litigation, and ordered our counterclaims stayed pending the resolution of the Melcher Litigation.
In June 2019, Mr. Fried reached a settlement in the Melcher Litigation. Pursuant to a separate June 2019 settlement agreement between us, Mr. Fried, and the representative of the former Face It stockholders, we agreed to contribute a portion of the amount Mr. Fried agreed to pay the Melcher parties. Specifically, we agreed to pay $0.4 million to the Melcher parties on Mr. Fried’s behalf in light of Mr. Fried’s asserted indemnity obligations against us. As a result of the settlements, all claims against us, including claims for indemnification, have been released by Mr. Fried and the former Face It stockholders. We also released claims we asserted against Mr. Fried and the former Face It stockholders. The Melcher Litigation and the arbitration proceeding have been dismissed. We incurred a total of approximately $1.4 million in fees and expenses including legal fees advanced on Mr. Fried’s behalf and settlement contributions for the Melcher Litigation. These amounts were included in general and administrative expenses.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $319.9 million as of December 31, 2019. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, except for Russia where compensation of our employees is primarily denominated in the U.S. dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $1.7 million on our operating results.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and sales commissions as of January 1, 2018, due to the adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of FASB ASC Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenues from subscription services and related usage
As described in Note 1 to the consolidated financial statements, the Company charges clients subscription fees, usually billed on a monthly basis, for access to the Company’s Virtual Contract Center (“VCC”) cloud platform. The subscription fees are primarily based on the number of agent seats as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. The related telephony usage fees are based primarily on the volume of minutes used for inbound and outbound client interactions. There are high volumes of subscription and related usage transactions processed across multiple information technology (“IT”) systems.
We identified the evaluation of the sufficiency of audit evidence over subscription services and related usage as a critical audit matter. The high volume of transactions and nature of the audit evidence obtained to demonstrate the occurrence and classification of these transactions is highly dependent on these IT systems. Therefore, auditor judgment was required to determine the nature and extent of audit evidence obtained, the need to involve IT professionals to assist with the performance of certain procedures and to evaluate the results of the procedures.
The primary procedures we performed to address this critical audit matter included the following: We involved IT professionals with specialized skill and knowledge to assist in testing certain internal controls over the Company’s revenue process, including controls over the capture and flow of subscription and related usage transactional information through the Company’s IT systems. We placed test calls and observed that call attributes such as duration and type of service were captured in the relevant IT systems. On a sample basis, we tested the Company’s monthly client billing activity by comparing the client’s billed agent seats or minutes to the quantities and service type provided as evidenced in the relevant IT systems. For each billing sample tested, we also compared the agent seats, service types and rates for consistency with underlying documentation, including client contracts. We evaluated the overall sufficiency of audit evidence obtained over revenue for subscription services and related usage.

KPMG LLP
We have served as the Company’s auditor since 2012.
San Francisco, California
February 27, 2020

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$77,976	$81,912
Marketable investments	241,973	209,907
Accounts receivable, net	37,655	24,797
Prepaid expenses and other current assets	10,656	8,014
Deferred contract acquisition costs	13,014	9,372
Total current assets	381,274	334,002
Property and equipment, net	33,190	25,885
Operating lease right-of-use assets	8,746	—
Intangible assets, net	15,533	631
Goodwill	11,798	11,798
Other assets	1,184	836
Deferred contract acquisition costs — less current portion	30,655	21,514
Total assets	$482,380	$394,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,156	$7,010
Accrued and other current liabilities	18,385	13,771
Operating lease liabilities	5,064	—
Accrued federal fees	2,303	1,434
Sales tax liabilities	1,885	1,741
Finance lease liabilities	3,518	6,647
Deferred revenue	24,681	17,391
Total current liabilities	65,992	47,994
Convertible senior notes	209,604	196,763
Sales tax liabilities — less current portion	838	841
Operating lease liabilities — less current portion	4,329	—
Finance lease liabilities — less current portion	809	4,509
Other long-term liabilities	4,350	1,811
Total liabilities	285,922	251,918
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 61,544 shares and 59,210 shares issued and outstanding as of December 31, 2019 and 2018, respectively	61	59
Additional paid-in capital	351,870	294,279
Accumulated other comprehensive income (loss)	576	(93)
Accumulated deficit	(156,049)	(151,497)
Total stockholders’ equity	196,458	142,748
Total liabilities and stockholders’ equity	$482,380	$394,666
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$328,006	$257,664	$200,225
Cost of revenue	134,511	104,034	83,104
Gross profit	193,495	153,630	117,121
Operating expenses:
Research and development	45,190	34,172	27,120
Sales and marketing	95,592	72,001	66,570
General and administrative	49,446	40,448	29,151
Total operating expenses	190,228	146,621	122,841
Income (loss) from operations	3,267	7,009	(5,720)
Other income (expense), net:
Interest expense	(13,794)	(10,245)	(3,471)
Interest income and other	6,079	3,315	490
Total other income (expense), net	(7,715)	(6,930)	(2,981)
Income (loss) before income taxes	(4,448)	79	(8,701)
Provision for income taxes	104	300	268
Net loss	$(4,552)	$(221)	$(8,969)
Net loss per share:
Basic and diluted	$(0.08)	$—	$(0.16)
Shares used in computing net loss per share:
Basic and diluted	60,371	58,076	54,946
Comprehensive Loss:
Net Loss	$(4,552)	$(221)	$(8,969)
Other comprehensive income (loss)	669	(93)	—
Comprehensive loss	$(3,883)	$(314)	$(8,969)
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2016	53,363	$53	$196,555	$—	$(166,280)	$30,328
Issuance of common stock upon exercise of stock options and warrants	2,033	2	6,033	—	—	6,035
Issuance of common stock upon vesting of restricted stock units	971	1	(1)	—	—	—
Issuance of common stock under ESPP	265	1	4,100	—	—	4,101
Stock-based compensation	—	—	15,343	—	—	15,343
Other (1)	—	—	172	—	(172)	—
Net loss	—	—	—	—	(8,969)	(8,969)
Balance as of December 31, 2017	56,632	57	222,202	—	(175,421)	46,838
Net reduction to opening accumulated deficit due to adoption of ASC 606(2)	—	—	—	—	24,145	24,145
Equity component of issuance of convertible senior notes	—	—	30,346	—	—	30,346
Issuance of common stock upon exercise of stock options and warrants	1,285	1	7,778	—	—	7,779
Issuance of common stock upon vesting of restricted stock units	1,047	1	(1)	—	—	—
Issuance of common stock under ESPP	246	—	5,730	—	—	5,730
Stock-based compensation	—	—	28,484	—	—	28,484
Shares held for tax withholdings	—	—	(260)	—	—	(260)
Other comprehensive loss	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	(221)	(221)
Balance as of December 31, 2018	59,210	59	294,279	(93)	(151,497)	142,748
Issuance of common stock upon exercise of stock options	932	1	7,704	—	—	7,705
Issuance of common stock upon vesting of restricted stock units	1,204	1	(1)	—	—	—
Issuance of common stock under ESPP	198	—	7,823	—	—	7,823
Stock-based compensation	—	—	42,065	—	—	42,065
Other comprehensive income	—	—	—	669	—	669
Net loss	—	—	—	—	(4,552)	(4,552)
Balance as of December 31, 2019	61,544	$61	$351,870	$576	$(156,049)	$196,458

(1)Effective January 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09 - Improvements to Employee Share-Based Payment Accounting. Accordingly, the Company accounted for forfeitures as they occurred rather than by estimating expected forfeitures. This amount represents the net effect of this change. See Note 1 for more information.
(2)Effective January 2018, the Company adopted ASU 2014-09 - Revenue from Contracts with Customers: Topic 606. Accordingly, the Company recorded a net reduction to opening accumulated deficit of $24.1 million as of January 1, 2018 due to the cumulative impact of adopting the new standard. See Note 1 for more information.
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(4,552)	$(221)	$(8,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,374	10,274	8,314
Amortization of operating lease right-of-use assets	4,735	—	—
Amortization of premium on marketable investments	(1,108)	(670)	—
Provision for doubtful accounts	90	90	95
Stock-based compensation	42,065	28,484	15,343
Amortization of discount and issuance costs on convertible senior notes	12,788	7,881	—
Reversal of interest and penalties on accrued federal fees	—	—	(2,133)
Gain on sale of convertible note held for investment	(217)	(312)	—
Others	448	160	(313)
Changes in operating assets and liabilities:
Accounts receivable	(12,935)	(5,829)	(5,163)
Prepaid expenses and other current assets	(2,671)	(2,806)	(1,912)
Deferred contract acquisition costs	(12,783)	(7,748)	—
Other assets	(348)	193	(33)
Accounts payable	2,549	2,418	813
Accrued and other current liabilities	(544)	1,865	1,061
Accrued federal fees and sales tax liability	1,010	495	90
Deferred revenue	8,695	3,956	3,882
Other liabilities	(375)	392	31
Net cash provided by operating activities	51,221	38,622	11,106
Cash flows from investing activities:
Purchases of marketable investments	(359,470)	(220,704)	—
Proceeds from maturities of marketable investments	328,740	11,293	—
Purchases of property and equipment	(19,228)	(9,261)	(2,650)
Cash paid to acquire substantially all of the assets of Whendu, LLC	(13,890)	—	—
Proceeds from sale of convertible note held for investment	217	1,923	—
Net cash used in investing activities	(63,631)	(216,749)	(2,650)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid $8,039	—	250,711	—
Payments for capped call transactions	—	(31,412)	—
Proceeds from exercise of common stock options	7,705	7,779	6,035
Proceeds from sale of common stock under ESPP	7,823	5,730	4,101
Payments of employee taxes related to vested common stock	—	(260)	—
Repayments on revolving line of credit	—	(32,594)	—
Repayments of notes payable	—	(318)	(699)
Payments of finance leases	(7,054)	(8,544)	(7,068)
Net cash provided by financing activities	8,474	191,092	2,369
Net increase (decrease) in cash and cash equivalents	(3,936)	12,965	10,825
Cash and cash equivalents:
Beginning of year	81,912	68,947	58,122
End of year	$77,976	$81,912	$68,947
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,029	$2,288	$3,311
Cash paid for income taxes	281	159	121
Non-cash investing and financing activities:
Equipment obtained under finance lease	$—	$5,142	$10,261
Equipment purchased and unpaid at period-end	2,890	1,583	145
Capitalization of leasehold improvement through non-cash lease incentive	79	—	142
Acquisition and related transaction costs accrued at period-end	1,895	—	—
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate as of the balance sheet date, and all non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Revenues are primarily denominated in U.S. dollars. Expenses are converted using average rates in effect on a monthly basis. Exchange gains and losses resulting from foreign currency transactions were not significant in any period and are reported in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss.
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
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at three large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $77.6 million and $81.0 million as of December 31, 2019 and 2018, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2019 and 2018, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2019, 2018 and 2017, no single client represented more than 10% of revenue.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$12	$33	$12
Add: bad debt expense	90	90	95
Less: write-offs, net of recoveries	(91)	(111)	(74)
Balance, end of period	$11	$12	$33
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
The Company performs testing for impairment of goodwill in its fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company; (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis will be performed, involving a comparison between the estimated fair values of the Company’s single reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the single reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
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
The Company’s revenue consists of subscription services and related usage as well as professional services. The Company charges clients subscription fees, usually billed on a monthly basis, for access to the Company’s VCC solution. The subscription fees are primarily based on the number of agent seats, as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Clients typically have more named agents than agent seats. Multiple named agents may use an agent seat, though not simultaneously. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. A small percentage of the Company’s clients subscribe to its platform but purchase telephony usage directly from a wholesale telecommunications service provider. The Company does not sell telephony usage on a stand-alone basis to any client. The related usage fees are generally based on the volume of minutes used for inbound and outbound client interactions. Revenue generated from telephony usage is presented in revenue and cost of sales on a gross basis, as the Company is the party that controls the service and is responsible for fulfilling the promise to provide the call service by diverting the calls to selected carriers. The Company also offers bundled plans, generally for smaller deployments, whereby the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from VCC implementations, including application configuration, system integration, optimization, education and training services. Clients are not permitted to take possession of the Company’s software.
The Company offers monthly, annual and multiple-year contracts to its clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. The Company’s clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center needs. The Company’s larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance for the Company’s solution and upgrades and enhancements to the VCC cloud platform on a when-and-if-available basis, which are not billed separately.

The Company generally requires advance deposits from its clients based on estimated usage when such usage is not billed as part of a bundled plan. Any unused portion of the deposit is refundable to the client upon termination of the arrangement, provided all amounts due have been paid. All fees, except usage deposits, are non-refundable.
Professional services are primarily billed on a fixed-fee basis. Revenue for professional services is recognized over time, as services are performed.
The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments resulting in estimated variable consideration that is included in the transaction fee. This is done to the extent that it is probable, in the Company’s judgment, that a significant reversal in the amount of cumulative revenue recognized under the contract will not occur. The Company estimates the variable consideration in order to allocate the overall transaction fee on a relative stand-alone selling price basis to its multiple performance obligations. When services are included in the contract with the customer and are not sold at their stand-alone selling price, this requires the Company to estimate the number of seats the customer will use, especially during the initial ramp period of the contract, during which the Company bills under an ‘actual usage’ model for subscription-related services.
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
Advertising Costs
The Company primarily advertises its services through the internet and in conjunction with partners. Advertising costs are expensed as incurred and were $13.4 million, $12.2 million and $11.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees the Company pays to third parties. Under Accounting Standard Codification 605 - Revenue Recognition (“ASC 605”), all sales commissions associated with the acquisition or renewal of a client contract were recognized as sales and marketing expense as incurred. On January 1, 2018, the Company adopted Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”). In connection with the adoption of ASC 606, the Company also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and ASC 340-40 as the “new standard.” Under the new standard, the Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. Commission expense was $15.0 million, $10.3 million and $14.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured at the grant date fair value of the award. The Company estimates the fair value of stock options and purchase rights under the Company’s Equity Incentive Plans and the 2014 Employee Stock Purchase Plan, or ESPP, respectively, using the Black-Scholes option-pricing model. The fair value of restricted stock awards is equal to the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized net of forfeitures using the straight-line method over the service period, which is generally the vesting period.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2019 and 2018, the Company recorded a full valuation allowance against the net deferred tax assets because of its history of operating losses in the United States. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Comprehensive loss
Comprehensive loss consists of net income (loss), unrealized gains or losses on available-for-sale marketable investments and the effects of foreign currency translation adjustments. The Company presents comprehensive loss as part of the consolidated statements of operations. The changes in the accumulated balances of the components of other comprehensive income (loss) were not material for the periods presented.
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
Indemnification
The Company, in the ordinary course of business, enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2019 and 2018.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The Company adopted ASU 2014-09 and its related amendments (collectively “ASC 606”) effective on January 1, 2018 using the modified retrospective method. The Company recorded a net reduction to opening accumulated deficit of $24.1 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The primary impact of adopting this new standard related to the deferral of $23.1 million in incremental commission costs of obtaining subscription contracts. The remaining $1.0 million impact of adopting this new standard related to revenue being recognized earlier than it would have been under ASC 605.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in 2017, 2018 and 2019 (collectively, “ASC 842”). Under the new guidance, a lessee is required to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting remained largely unchanged from previous GAAP. In transition, the Company was required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. The Company adopted ASC 842 using the modified retrospective method on January 1, 2019. The Company elected the available practical expedients, implemented internal controls, and a lease accounting system to enable the preparation of financial information upon adoption. The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $8.4 million and operating lease right-of-use, or ROU, assets of the same amount. Existing deferred rent of $0.6 million was recorded as an offset to ROU assets, resulting in net ROU assets of $7.8 million. The

Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have any impact on the Company's operating results or cash flows.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company early adopted ASU 2018-15 prospectively on January 1, 2019 to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalization costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial position and results of operations.
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at amortized cost, include trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The Company will adopt ASU 2016-13 using the modified retrospective method on January 1, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends its guidance to simplify the accounting for income taxes by, among other provisions, removing exceptions to certain general principles in Topic 740, Income Taxes. The standard will be effective for the Company beginning in the first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable, net	$37,655	$24,797

Deferred contract acquisition costs:
Current	$13,014	$9,372
Non-current	30,655	21,514
Total deferred contract acquisition costs	$43,669	$30,886

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$825	$330
Contract liabilities (deferred revenue)	24,681	17,391
Net contract assets (liabilities)	$(23,856)	$(17,061)
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
In the year ended December 31, 2019, the Company recognized revenue of $15.9 million related to its contract liabilities at December 31, 2018.
Remaining Performance Obligations
As of December 31, 2019, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $159.9 million. The Company expects to recognize revenue on approximately four-fifths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$161	$1	$—	$162
U.S. treasury	31,933	8	(1)	31,940
U.S. agency securities	177,629	110	(9)	177,730
Commercial paper	15,240	—	—	15,240
Municipal bonds	3,014	1	—	3,015
Corporate bonds	13,876	10	—	13,886
Total	$241,853	$130	$(10)	$241,973

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,259	$—	$—	$4,259
U.S. treasury	637	—	—	637
U.S. agency and government sponsored securities	154,314	1	(111)	154,204
Commercial paper	3,475	—	—	3,475
Municipal bonds	6,090	—	(4)	6,086
Corporate bonds	41,307	—	(61)	41,246
Total	$210,082	$1	$(176)	$209,907

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$(1)	$12,926	$—	$637
U.S. agency and government sponsored securities	(9)	36,322	(111)	153,212
Municipal bonds	—	—	(4)	6,086
Corporate bonds	—	251	(61)	41,246
Total	$(10)	$49,499	$(176)	$201,181
The contractual maturities of the Company’s marketable investments as of December 31, 2019 and 2018 were less than one year.
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

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$2,179	$—	$—	$2,179
Commercial paper	—	2,697	—	2,697
Total cash equivalents	$2,179	$2,697	$—	$4,876
Marketable investments
Certificates of deposit	$—	$162	$—	$162
U.S. Treasury	31,940	—	—	31,940
U.S. agency securities	—	177,730	—	177,730
Commercial paper	—	15,240	—	15,240
Municipal bonds	—	3,015	—	3,015
Corporate bonds	—	13,886	—	13,886
Total marketable investments	$31,940	$210,033	$—	$241,973

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$10,833	$—	$—	$10,833
U.S. Treasury	638	—	—	638
U.S. agency securities	—	50	—	50
Commercial paper	—	498	—	498
Total cash equivalents	$11,471	$548	$—	$12,019
Marketable investments
Certificates of deposit	$—	$4,259	$—	$4,259
U.S. Treasury	637	—	—	637
U.S. agency securities and government sponsored securities	—	154,204	—	154,204
Commercial paper	—	3,475	—	3,475
Municipal bonds	—	6,086	—	6,086
Corporate bonds	—	41,246	—	41,246
Total marketable investments	$637	$209,270	$—	$209,907

As of December 31, 2019 and 2018, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 was $437.0 million and $316.1 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s 0.125% convertible senior notes due 2023.
There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and 2018.
The Company’s other financial instruments’ fair value, including accounts receivable, accounts payable and other current liabilities, approximate its carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s finance leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$73,100	$69,893
Money market funds	2,179	10,833
U.S. Treasury	—	638
U.S. agency securities	—	50
Commercial paper	2,697	498
Total cash and cash equivalents	$77,976	$81,912
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2019	2018
Trade accounts receivable	$34,591	$23,068
Unbilled trade accounts receivable, net of advance client deposits	3,075	1,741
Allowance for doubtful accounts	(11)	(12)
Accounts receivable, net	$37,655	$24,797
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$4,901	$5,005
Other current assets	4,930	2,679
Contract assets	825	330
Prepaid expenses and other current assets	$10,656	$8,014

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Computer and network equipment	$67,378	$54,452
Computer software	14,157	10,064
Internal-use software development costs	500	500
Furniture and fixtures	2,918	1,491
Leasehold improvements	2,264	855
Property and equipment	87,217	67,362
Accumulated depreciation and amortization	(54,027)	(41,477)
Property and equipment, net	$33,190	$25,885
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
Depreciation and amortization expense associated with property and equipment was $13.5 million, $9.8 million, and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	December 31,
	2019	2018
Gross	$46,671	$47,383
Less: accumulated depreciation and amortization	(39,190)	(33,547)
Total	$7,481	$13,836
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued expenses	$4,152	$3,494
Accrued compensation and benefits	14,233	10,277
Accrued and other current liabilities	$18,385	$13,771

5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company’s acquisition in October 2013 of Face It, Corp., which the Company also refers to as SoCoCare.
During the fourth quarter of 2019, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, the Company’s management concluded that the fair value of the Company’s goodwill was more likely than not greater than its carrying amount as of December 31, 2019. As such, it was not necessary to perform the two-step quantitative goodwill impairment test. Subsequent to the 2019 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2019 and 2018, there was no impairment to the carrying value of the Company’s goodwill.
Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisition of SoCoCare and Whendu in October 2013 and November 2019, respectively. The components of intangible assets were as follows (in thousands):

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,777	$(2,690)	$15,087	3.9	$2,460	$(1,829)	$631
Acquired workforce	467	(21)	446	2.9	—	—	—
Total	$18,244	$(2,711)	$15,533	3.8	$2,460	$(1,829)	$631

Amortization expense related to intangible assets was $0.9 million, $0.4 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2020	$4,265
2021	3,985
2022	3,964
2023	3,319
Total	$15,533
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2019 and 2018.

6. Debt
0.125% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $258.8 million aggregate principal amount of 0.125% convertible senior notes (“Notes”) due May 1, 2023 in a private offering. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $250.8 million.
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
During each of the third and fourth quarters of 2019, one of the conversion features of the Notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 days in the period of 30 consecutive trading days ended on the last trading day of each of the third and fourth quarter of 2019, respectively, and therefore, the Notes were convertible, in multiples of $1,000 principal amount, at the option of the Note holders between October 1, 2019 and December 31, 2019, and are currently convertible between January 1, 2020 and March 31, 2020. The Company received elections to convert a limited number of Notes in the fourth quarter of 2019. The Company elected to satisfy the conversion obligation through the payment of cash to such Note holders. The Company will continue to classify its Notes as long-term debt.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	December 31, 2019	December 31, 2018
Principal	$258,750	$258,750
Unamortized debt discount	(44,881)	(56,564)
Unamortized issuance costs	(4,265)	(5,423)
Net carrying amount	$209,604	$196,763
The net carrying amount of the equity component of the Notes was as follows (in thousands):

	December 31, 2019	December 31, 2018
Debt discount for conversion option	$63,756	$63,756
Issuance costs	(1,998)	(1,998)
Net carrying amount	$61,758	$61,758
Interest expense related to the Notes was as follows (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Contractual interest expense	$324	$209
Amortization of debt discount	11,683	7,192
Amortization of issuance costs	1,105	689
Total interest expense	$13,112	$8,090
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
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Notes issued in May 2018 was as follows (in thousands):

December 31, 2018
Conversion option	$63,756
Payments for capped call transactions	(31,412)
Issuance costs	(1,998)
Total	$30,346
Maturity of the Company’s outstanding debt as of December 31, 2019 was as follows (in thousands):

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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2019 and 2018, the Company had 61,543,634 and 59,210,496 shares of common stock issued and outstanding, respectively.

Holders of the Company’s common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2019 and 2018, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2019, were as follows (in thousands):

Common Stock Reserved
Stock options outstanding	2,530
Restricted stock units outstanding	2,372
Shares available for future grant under 2014 Plan	9,814
Shares available for future issuance under ESPP	2,085
Total shares of common stock reserved	16,801
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan, or 2014 Plan, and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 3,077,181 additional shares were reserved under the 2014 Plan on January 1, 2020.
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

Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2019 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2018	3,122	$12.52
Options granted	353	51.30
Options exercised	(932)	8.27
Options forfeited or expired	(13)	30.18
Outstanding as of December 31, 2019	2,530	19.38	6.0	$116,874
Vested and expected to vest as of December 31, 2019	2,530	19.38	6.0	116,874
Exercisable as of December 31, 2019	1,744	11.26	4.9	94,722

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $65.58 per share as of December 31,
2019 for all in-the-money stock options outstanding.
Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value per share of options granted	$24.06	$16.33	$8.81
Intrinsic value of options exercised (1)	42,204	34,785	33,820
Total fair value of options vested during the period	5,342	4,744	7,296
Cash received from options exercised	7,705	7,779	6,047

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units
A summary of RSU activity during the year ended December 31, 2019 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	2,325	$25.36
RSUs granted	1,445	53.33
RSUs vested and released	(1,204)	26.29
RSUs forfeited	(194)	32.60
Outstanding as of December 31, 2019	2,372	41.32
Following is additional information pertaining to the Company’s RSU activity (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value per share of RSUs granted	$53.33	$32.30	$18.29
Total fair value of RSUs vested during the period	68,072	41,245	21,161

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
The number of shares of common stock originally reserved for issuance under the ESPP was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of our common stock); or (iii) such lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 615,436 additional shares were reserved under the ESPP on January 1, 2020.
During 2019, 197,962 shares were purchased by employees under the ESPP at a weighted average price of 39.52 per share.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$6,334	$3,333	$2,202
Research and development (1)	7,658	5,303	3,042
Sales and marketing	11,368	6,307	4,364
General and administrative (2)	16,705	13,541	5,735
Total stock-based compensation	$42,065	$28,484	$15,343

(1)Includes an incremental stock-based compensation cost due to modification of certain stock-based awards of a former executive of the Company in the third quarter of 2018.
(2)Effective December 2017, the Company’s former Chief Executive Officer and President resigned from his position and became the Executive Chairman of the Board. Due to this substantive change in status, certain of his stock option and RSU awards were modified which resulted in incremental stock based compensation expense of approximately $1.0 million in the fourth quarter of 2017.
As of December 31, 2019, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$13,409	$91,395	$1,455
Weighted-average amortization period	2.7 years	2.9 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions disclosed in the table below. Expected volatility is based upon the weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated using the simplified method by taking the average of the vesting term and the contractual term of the option. The expected volatility assumption for purchase rights under the ESPP is based on the historical volatility of the Company’s common stock. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
The weighted average assumptions used to value stock options and purchase rights under the ESPP granted during the years ended December 31, 2019, 2018 and 2017 were as follows:

Stock Options	Year Ended December 31,
	2019	2018	2017
Expected term (years)	6.1	6.0	5.9
Volatility	46%	45%	49%
Risk-free interest rate	2.3%	2.8%	2.1%
Dividend yield	—	—	—

ESPP	Granted In
	November 2019	May 2019	November 2018	May 2018	November 2017	May 2017
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	46%	51%	37%	36%	36%	43%
Risk-free interest rate	2.4%	2.5%	2.1%	1.4%	1.4%	1.0%
Dividend yield	—	—	—	—	—	—

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options and warrants and vesting of restricted stock. As the Company had net losses for the years ended December 31, 2019, 2018 and 2017, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2019	2018	2017
Net loss	$(4,552)	$(221)	$(8,969)
Weighted-average shares used in computing basic and diluted net loss per share	60,371	58,076	54,946
Basic and diluted net loss per share	$(0.08)	$—	$(0.16)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands).

	December 31,
	2019	2018	2017
Stock options	2,530	3,122	4,047
Restricted stock units	2,372	2,325	2,033
Common stock warrants	—	—	13
Total	4,902	5,447	6,093
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of its Notes. The conversion spread will have a dilutive impact when the average market price of the

Company’s common stock for a given period exceeds the initial conversion price of $40.82 per share for the Notes. The potential shares of common stock from Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

9. Income Taxes
The following table presents components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(5,340)	$(638)	$(9,434)
International	892	717	733
Income (loss) before income taxes	$(4,448)	$79	$(8,701)
Provision for income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$—	$—	$—
U.S. state	61	28	42
Foreign	43	272	226
Total provision for income taxes	$104	$300	$268
Income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax income (loss) for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. federal tax at statutory rate	$(934)	$17	$(2,958)
U.S. state income taxes	(65)	2,539	(708)
Non-deductible expense (benefit)	5,899	14,485	(5,673)
Research and development credit	(860)	(339)	(402)
Stock-based compensation	(16,619)	(11,360)	(14,622)
Impact of 2017 Tax Act	—	—	25,952
Other	(129)	106	2
Change in valuation allowance	12,812	(5,148)	(1,323)
Total provision for income taxes	$104	$300	$268

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 related to the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss and credit carryforwards	$69,718	$54,966
Accrued liabilities	4,184	4,271
Allowance for doubtful accounts	217	400
Deferred revenue	408	832
Accrued compensation	1,301	1,081
Long-term lease liabilities	1,992	—
Intangibles	88	4
Gross deferred tax assets	77,908	61,554
Valuation allowance	(59,939)	(47,127)
Net deferred tax assets	17,969	14,427
Deferred tax liabilities:
Property and equipment	(384)	(370)
Amortized intangibles	(68)	(155)
Other	(58)	—
Right of use assets	(1,755)	—
Deferred compensation - Current	(5,017)	—
Convertible senior notes	(10,687)	(13,902)
Gross deferred tax liabilities	(17,969)	(14,427)
Net deferred taxes	$—	$—
The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2019, 2018 and 2017.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, for the year ended December 31, 2019, the Company has provided a valuation allowance against its U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $12.8 million and a decrease of $5.1 million, respectively.
As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of $274.4 million and $154.5 million, respectively, available to reduce future income subject to income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2028, respectively. As of December 31, 2019, the Company also had gross research credit carryforwards for federal and California state tax purposes of $4.4 million and $3.5 million, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2024 and the California state research credits can be carried forward indefinitely. The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under the IRC Section 382. Events that may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. In the event the Company has changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.

Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized benefit — beginning of period	$10,723	$3,115	$2,805
Gross increases — current year tax positions	963	7,608	310
Gross decreases — prior year tax positions	(7,215)	—	—
Unrecognized benefit — end of period	$4,471	$10,723	$3,115
As of December 31, 2019 and 2018, an immaterial amount of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2019 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
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

10. Commitments and Contingencies
Commitments
As of December 31, 2019, $258.8 million of the Notes were outstanding. The Notes are due May 1, 2023. See Note 6 for more information.
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

As of December 31, 2019, future minimum payments under these arrangements were as follows (in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services	Equipment Maintenance Services
2020	$307	$2,708	$140
2021	500	1,626	25
2022	700	384	—
2023	—	4	—
Total future minimum payment	$1,507	$4,722	$165
Universal Services Fund Liability
The Company is classified as a telecommunications service provider for regulatory purposes and is required to make contributions to the USF based on the revenue the Company receives from the resale of interstate and international telecommunications services. In order to comply with the obligation to make direct contributions, the Company is registered with the Universal Service Administrative Company, or USAC, which is charged by the FCC with administering the USF, and has been remitting the required contributions to USAC since its registration with the USAC in April 2013. In June 2015, in connection with the Company’s late registration with the USAC and past failure to make USF contributions prior to 2013, the Company entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury, which was paid in installments ending on December 31, 2018. The Company also agreed to make USF contributions of $3.9 million based on its revenues for the period from 2008 to 2012. The Company is still in dispute with the FCC regarding whether the Company is liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2019, the Company had accrued $0.9 million in respect of the remaining disputed assessments, including interest and penalties, for the period of 2003 through 2007.
State and Local Taxes and Surcharges
The Company, based on analysis of its activities, has determined that it is obligated to collect and remit U.S. state or local sales, use, gross receipts, excise and utility user taxes, as well as fees or surcharges as a communications service provider in certain U.S. states, municipalities or local tax jurisdictions. The Company is registered for, collecting and remitting applicable taxes where such a determination has been made. Prior to the Company’s making such determination, the Company neither collected nor remitted these taxes, fees or surcharges to applicable local, municipal or state jurisdictions. The Company continues to analyze its activities to determine if it is subject to these taxes in additional jurisdictions and based on the Company’s ongoing assessment of its U.S. state and local tax collection and remittance obligations, the Company registers for tax and regulatory purposes in such jurisdictions and commences collecting and remitting applicable state and local taxes and surcharges to these jurisdictions.
As of December 31, 2019 and 2018, the Company had total accrued liabilities of $1.2 million and $1.1 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.4 million and $0.1 million, respectively, were included in current “Sales tax liability” on the consolidated balance sheets, and the remaining were included in non-current “Sales tax liability” on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Other than as described below, there are no claims that it is aware of that could have a material effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows.
On October 27, 2016, the Company received notice from Lance Fried, a former officer and director of Face It, Corp. of his claim for indemnification by the Company (as successor in interest to Face It), and for advancement of all legal fees and expenses he incurs in connection with the defense of the lawsuit captioned Melcher, et al. v. Five9, Inc., et al., No. 16-cv-02440, in the U.S. District Court for the Southern District of California. In the lawsuit, plaintiff Carl Melcher, a purported former stockholder of Face It, and his related investment entity, Melcher Family Limited Partnership, alleged that Face It repurchased the plaintiffs’ stock in September 2013 before the Company acquired Face It, and that in connection with the repurchase, Fried made material misstatements or omissions to Melcher by failing to disclose that Face It allegedly was in concurrent discussions about a potential sale of its company to the Company. The lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as various claims under state law and common law. On January 9, 2018, Mr. Fried initiated an arbitration proceeding against the Company in which he alleged that the Company breached advancement obligations to him. The Company asserted counterclaims in the arbitration proceeding against both Mr. Fried and the representative of the former Face It stockholders, seeking to recoup all losses incurred by the Company in connection with the Melcher Litigation, including any amounts incurred to indemnify or advance the legal fees and expenses of Mr. Fried pursuant to his indemnification claim.

On June 11, 2018, the arbitrator ordered the Company to advance the fees Mr. Fried incurred in connection with the defense of the Melcher Litigation, and ordered the Company’s counterclaims stayed pending the resolution of the Melcher litigation.
In June 2019, Mr. Fried reached a settlement in the Melcher Litigation. Pursuant to a separate June 2019 settlement agreement between the Company, Mr. Fried, and the representative of the former Face It stockholders, the Company agreed to contribute a portion of the amount Mr. Fried agreed to pay the Melcher parties. Specifically, the Company agreed to pay $0.4 million to the Melcher parties on Mr. Fried’s behalf in light of Mr. Fried’s asserted indemnity obligations against the Company. As a result of the settlements, all claims against the Company, including claims for indemnification, have been released by Mr. Fried and the former Face It stockholders. The Company also released claims it asserted against Mr. Fried and the former Face It stockholders. The Melcher Litigation and the arbitration proceeding have been dismissed. The Company incurred a total of approximately $1.4 million in fees and expenses including legal fees advanced on Mr. Fried’s behalf and settlement contributions for the Melcher Litigation. These amounts were included in general and administrative expenses.

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$301,536	$239,378	$188,303
International	26,470	18,286	11,922
Total revenue	$328,006	$257,664	$200,225
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	December 31,
	2019	2018
United States	$29,246	$23,931
International	3,944	1,954
Property and equipment, net	$33,190	$25,885

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company began matching employee contributions in cash in the fourth quarter of 2019. The contribution expense for the year ended December 31, 2019 was $0.3 million.
The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement of age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability was $0.4 million and $0.7 million as of December 31, 2019 and 2018, respectively. Total retirement expense for this plan was $0.1 million, $0.1 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

13. ASC 842 Adoption Impact
The Company has leases for offices, data centers and other computer and networking equipment that expire at various dates through 2024. The Company’s leases have remaining terms of one to five years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days’ notice.

The Company adopted ASC 842 using the modified retrospective method on January 1, 2019. The Company elected the available practical expedients, implemented internal controls, and a lease accounting system to enable the preparation of financial information upon adoption. The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $8.4 million and operating lease right-of-use, or ROU, assets of the same amount. Existing deferred rent of $0.6 million was recorded as an offset to ROU assets, resulting in net ROU assets of $7.8 million. The Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have any impact on the Company’s operating results or cash flows.
The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating lease cost	$5,153	$—	$—
Finance lease cost:
Amortization of right-of-use assets	$6,345	$7,125	$8,470
Interest on finance lease liabilities	704	1,347	1,737
Total finance lease cost	$7,049	$8,472	$10,207
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(5,237)	$—	$—
Financing cash used in finance leases	(7,054)	(8,544)	(7,068)
Right of use assets obtained in exchange for lease obligations:
Operating leases	5,737	—	—
Finance leases	—	6,133	9,261

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2019	2018
Operating leases
Operating lease right-of-use assets	$8,746	$—

Operating lease liabilities:	$5,064	$—
Operating lease liabilities — less current portion	4,329	—
Total operating lease liabilities	$9,393	$—
Finance leases
Property and equipment, gross	$46,671	$47,383
Less: accumulated depreciation and amortization	(39,190)	(33,547)
Property and equipment, net	$7,481	$13,836
Finance lease liabilities:
Finance leases	$3,518	$6,647
Finance lease liabilities — less current portion	809	4,509
Total finance lease liabilities	$4,327	$11,156
Weighted average remaining terms were as follows (in years):

	December 31,
	2019	2018
Weighted average remaining lease term
Operating leases	2.7 years	2.0 years
Finance leases	1.1 years	1.8 years
Weighted average discount rates were as follows:

	December 31,
	2019	2018
Weighted average discount rate
Operating leases	4.7%	—%
Finance leases	7.5%	9.0%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2020	$5,376	$3,778
2021	2,070	825
2022	986	—
2023	855	—
2024	703	—
Total future minimum lease payment	9,990	4,603
Less: imputed interest	(597)	(276)
Total	$9,393	$4,327

As of December 31, 2019, the Company had one additional operating lease for office space that had not yet commenced, representing a total commitment over its term of $1.6 million. This operating lease commenced in January 2020 with a lease term of 3.5 years.
Impact on Consolidated Balance Sheet

	December 31, 2019
(in thousands)	As Reported	Balances without adoption of ASC 842	Effect of Change Higher (Lower)
Assets:
Operating lease right-of-use-assets	$8,746	$—	$8,746
Liabilities
Operating lease liabilities	5,064	—	5,064
Operating lease liabilities — less current portion	4,329	—	4,329
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
14. Acquisition of Whendu LLC
In November 2019, the Company acquired certain assets from Whendu LLC (“Whendu”), including Whendu’s iPaaS platform, which the Company has determined to be an asset acquisition. The purchase price, including the Company’s transaction costs, was approximately $15.8 million, of which $15.3 million was allocated to the Whendu iPaaS platform and $0.5 million was allocated to an assembled workforce, on a relative fair value basis. The assets will be amortized on a straight-line basis over their useful lives of four and three years, respectively.
15. Subsequent Event
On January 15, 2020, the Company entered into a definitive agreement to acquire all of the outstanding shares of Coordinated Systems, Inc. (rebranded as Virtual Observer) for cash consideration of approximately $32.0 million, which amount is to be adjusted at the closing for certain liabilities. The Company expects this transaction will close in the second quarter of 2020, subject to the satisfaction of certain closing conditions.

16. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2019 and 2018 is as follows:

	Quarter Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018

	(unaudited, in thousands, except per share data)
Revenue	$92,263	$83,769	$77,436	$74,538	$72,335	$65,304	$61,120	$58,905
Cost of revenue (1)(2)	37,940	34,472	31,248	30,851	28,339	26,179	24,814	24,702
Gross profit	54,323	49,297	46,188	43,687	43,996	39,125	36,306	34,203
Operating expenses:
Research and development (1)(2)	12,168	11,665	10,811	10,546	8,451	9,582	8,367	7,772
Sales and marketing (1)(2)	25,627	25,014	23,250	21,701	18,793	17,818	17,912	17,478
General and administrative (1)(2)	13,496	12,146	12,042	11,762	10,766	10,746	9,833	9,103
Total operating expenses	51,291	48,825	46,103	44,009	38,010	38,146	36,112	34,353
Income (loss) from operations	3,032	472	85	(322)	5,986	979	194	(150)
Other income (expense), net:
Interest expense	(3,506)	(3,486)	(3,406)	(3,396)	(3,462)	(3,595)	(2,378)	(810)
Interest income and other	1,384	1,460	1,490	1,745	1,359	1,352	206	398
Total other income (expense), net	(2,122)	(2,026)	(1,916)	(1,651)	(2,103)	(2,243)	(2,172)	(412)
Income (loss) before income taxes	910	(1,554)	(1,831)	(1,973)	3,883	(1,264)	(1,978)	(562)
Provision for income taxes	74	50	29	(49)	150	41	64	45
Net income (loss)	$836	$(1,604)	$(1,860)	$(1,924)	$3,733	$(1,305)	$(2,042)	$(607)
Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.03)	$(0.03)	$0.06	$(0.02)	$(0.04)	$(0.01)
Diluted	$0.01	$(0.03)	$(0.03)	$(0.03)	$0.06	$(0.02)	$(0.04)	$(0.01)
Shares used in computing net income (loss) per share:
Basic	61,253	60,781	60,058	59,367	58,926	58,454	57,903	56,399
Diluted	65,962	60,781	60,058	59,367	62,071	58,454	57,903	56,399

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018

	(unaudited, in thousands)
Cost of revenue	$1,745	$1,702	$1,658	$1,229	$942	$860	$853	$678
Research and development	2,259	2,022	1,907	1,470	1,010	2,352	1,064	877
Sales and marketing	3,353	3,017	2,749	2,249	1,747	1,613	1,585	1,362
General and administrative	4,511	4,334	4,122	3,738	3,794	4,044	3,295	2,408
Total stock-based compensation	$11,868	$11,075	$10,436	$8,686	$7,493	$8,869	$6,797	$5,325

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018

	(unaudited, in thousands)
Cost of revenue	$3,384	$2,602	$2,504	$2,366	$2,129	$2,021	$1,864	$1,794
Research and development	461	450	450	440	331	278	233	194
Sales and marketing	2	2	1	1	6	30	30	29
General and administrative	477	443	406	385	372	338	322	303
Total depreciation and amortization	$4,324	$3,497	$3,361	$3,192	$2,838	$2,667	$2,449	$2,320

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2019, or the 2020 Proxy Statement, including “Proposal No 1. — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2020 Proxy Statement including “Executive Officers.”
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2020 Proxy Statement, including “Corporate Governance,” “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2020 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2020 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2020 Proxy Statement, including “Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
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

4.3Ø
Form of 0.125% Convertible Senior Notes due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2018 (File No. 001-36383) and incorporated by reference herein).

4.4	Description of Registrant’s Securities.
10.1+Ø
Independent Contractor Agreement between the Registrant and Michael Burkland (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017 (File No. 001-36383) and incorporated by reference herein).

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

10.6+Ø
Offer Letter between the Registrant and Rowan Trollope (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018 (File No. 001-36383) and incorporated by reference herein).

10.7Ø
Offer Letter between the Registrant and Ryan Kam (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (File No. 001-36383) and incorporated by reference herein).

10.8+Ø
Offer Letter between the Registrant and James Doran (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (File No. 001-36383) and incorporated by reference herein).

10.9+Ø
Offer Letter between the Registrant and David Pickering (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (File No. 001-36383) and incorporated by reference herein).

10.10+Ø
Offer Letter between the Registrant and Jonathan Rosenberg (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (File No. 001-36383) and incorporated by reference herein).

10.11+Ø
Five9, Inc. Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.8 to Amendment No.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.12+Ø
Amendment to Five9, Inc. Amended and Restated 2004 Equity Incentive Plan, effective March 6, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

10.13+Ø
Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.14+Ø
Five9, Inc. 2014 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.15+Ø
Five9, Inc. 2019 Key Employee Severance Benefit Plan (filed as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 9, 2019 (File No. 001-36383) and incorporated by reference herein).

10.16+Ø	Five9 Inc. 2018 Executive Bonus Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018 (File No. 001-36383) and incorporated by reference herein).
10.17+	Five9 Inc. Non-Employee Director Compensation Policy.
10.18+	Five9 Inc. 2020 Executive Bonus Program.
10.19+Ø
Five9 Inc. 2019 Executive Bonus Program (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (File No. 001-36383) and incorporated by reference herein).

10.20Ø
Office Lease for Bishop Ranch Building, dated December 16, 2011, between the Registrant and Alexander Properties Company and First Lease Addendum dated October 24, 2012, Second Lease Addendum dated January 23, 2014, Third Lease Addendum dated April 3, 2017, Fourth Lease Addendum dated June 30, 2017, Fifth Lease Addendum dated January 3, 2018, Sixth Lease Addendum dated July 1, 2018 and Seventh Lease Addendum dated February 27, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K filed with the SEC on May 1, 2019 (File No. 001-36383) and incorporated by reference herein).

Exhibit Index
Exhibit Number	Description
10.21Ø
Equipment Lease Agreement, dated November 8, 2012, between the Registrant and Winmark Capital Corporation (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.22Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2018 (File No. 001-36383) and incorporated by reference herein).
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

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

ITEM 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Five9, Inc.

Date:	February 27, 2020	By:	/s/ Rowan Trollope
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

Signature	Title	Date

/s/ Rowan Trollope	Chief Executive Officer, Director	February 27, 2020
Rowan Trollope	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	February 27, 2020
Barry Zwarenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Burkland	Chairman of the Board, Director	February 27, 2020
Michael Burkland

/s/ Jack Acosta	Director	February 27, 2020
Jack Acosta

/s/ Kimberly Alexy	Director	February 27, 2020
Kimberly Alexy

/s/ Michael Burdiek	Director	February 27, 2020
Michael Burdiek

/s/ David DeWalt	Director	February 27, 2020
David DeWalt

/s/ David Welsh	Director; Lead Independent Director	February 27, 2020
David Welsh

/s/ Robert Zollars	Director	February 27, 2020
Robert Zollars