Form 10-Q
period 2020-03-31
Five9, Inc.
filed 2020-05-04
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of April 30, 2020, there were 62,028,900 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
•the effects of the COVID-19 pandemic have materially affected how we, our clients and business partners are operating, and the duration and extent to which it will impact our future results of operations and overall financial performance remains uncertain;
•adverse economic conditions may harm our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,863	$77,976
Marketable investments	170,433	241,973
Accounts receivable, net	39,972	37,655
Prepaid expenses and other current assets	13,396	10,656
Deferred contract acquisition costs	14,317	13,014
Total current assets	393,981	381,274
Property and equipment, net	34,940	33,190
Operating lease right-of-use assets	11,034	8,746
Intangible assets, net	14,543	15,533
Goodwill	11,798	11,798
Other assets	3,316	1,184
Deferred contract acquisition costs — less current portion	34,047	30,655
Total assets	$503,659	$482,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$10,156
Accrued and other current liabilities	24,738	18,385
Operating lease liabilities	6,087	5,064
Accrued federal fees	1,754	2,303
Sales tax liabilities	1,723	1,885
Finance lease liabilities	2,812	3,518
Deferred revenue	25,632	24,681
Total current liabilities	71,113	65,992
Convertible senior notes	212,924	209,604
Sales tax liabilities — less current portion	843	838
Operating lease liabilities — less current portion	5,438	4,329
Finance lease liabilities — less current portion	286	809
Other long-term liabilities	6,589	4,350
Total liabilities	297,193	285,922
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	368,260	351,870
Accumulated other comprehensive income	1,630	576
Accumulated deficit	(163,486)	(156,049)
Total stockholders’ equity	206,466	196,458
Total liabilities and stockholders’ equity	$503,659	$482,380
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$95,088	$74,538
Cost of revenue	40,037	30,851
Gross profit	55,051	43,687
Operating expenses:
Research and development	15,189	10,546
Sales and marketing	30,160	21,701
General and administrative	14,658	11,762
Total operating expenses	60,007	44,009
Loss from operations	(4,956)	(322)
Other income (expense), net:
Interest expense	(3,484)	(3,396)
Interest income and other	1,072	1,745
Total other income (expense), net	(2,412)	(1,651)
Loss before income taxes	(7,368)	(1,973)
Provision for (benefit from) income taxes	69	(49)
Net loss	$(7,437)	$(1,924)
Net loss per share:
Basic and diluted	$(0.12)	$(0.03)
Shares used in computing net loss per share:
Basic and diluted	61,705	59,367
Comprehensive Loss:
Net loss	$(7,437)	$(1,924)
Other comprehensive income	1,054	174
Comprehensive loss	$(6,383)	$(1,750)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	59,210	$59	$294,279	$(93)	$(151,497)	$142,748
Issuance of common stock upon exercise of stock options	216	1	981	—	—	982
Issuance of common stock upon vesting of restricted stock units	211	—	—	—	—	—
Stock-based compensation	—	—	8,686	—	—	8,686
Other comprehensive income	—	—	—	174	—	174
Net loss	—	—	—	—	(1,924)	$(1,924)
Balance as of March 31, 2019	59,637	$60	$303,946	$81	$(153,421)	$150,666

Balance as of December 31, 2019	61,544	$61	$351,870	$576	$(156,049)	$196,458
Issuance of common stock upon exercise of stock options	160	1	2,596	—	—	2,597
Issuance of common stock upon vesting of restricted stock units	288	—	—	—	—	—
Stock-based compensation	—	—	13,794	—	—	13,794
Other comprehensive income	—	—	—	1,054	—	1,054
Net loss	—	—	—	—	(7,437)	(7,437)
Balance as of March 31, 2020	61,992	$62	$368,260	$1,630	$(163,486)	$206,466

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(7,437)	$(1,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,970	3,192
Amortization of operating lease right-of-use assets	1,394	1,010
Amortization of premium on marketable investments	177	(421)
Provision for doubtful accounts	255	14
Stock-based compensation	13,794	8,686
Gain on sale of convertible note held for investment	—	(217)
Amortization of discount and issuance costs on convertible senior notes	3,320	3,079
Others	147	(17)
Changes in operating assets and liabilities:
Accounts receivable	(2,620)	(1,046)
Prepaid expenses and other current assets	(2,754)	(1,721)
Deferred contract acquisition costs	(4,695)	(2,471)
Other assets	(2,132)	(7,845)
Accounts payable	(1,121)	552
Accrued and other current liabilities	4,802	7,724
Accrued federal fees and sales tax liability	(707)	(425)
Deferred revenue	3,378	416
Other liabilities	(377)	2,604
Net cash provided by operating activities	10,394	11,190
Cash flows from investing activities:
Purchases of marketable investments	(62,339)	(34,427)
Proceeds from maturities of marketable investments	134,610	39,497
Purchases of property and equipment	(6,045)	(3,985)
Cash paid to acquire substantially all of the assets of Whendu LLC	(100)	—
Proceeds from sale of convertible note held for investment	—	217
Net cash provided by investing activities	66,126	1,302
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,596	982
Payments of finance leases	(1,229)	(1,894)
Net cash provided by (used in) financing activities	1,367	(912)
Net increase in cash and cash equivalents	77,887	11,580
Cash and cash equivalents:
Beginning of period	77,976	81,912
End of period	$155,863	$93,492
Supplemental disclosures of cash flow data:
Cash paid for interest	$82	$235
Cash paid for income taxes	$109	$42
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$2,280	$1,875
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 using the modified retrospective method on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial position, operating results or cash flows. See Notes 3 and 4 for further information on the impact of this adoption.
Recent Accounting Pronouncements Not Yet Effective
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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, net	$39,972	$37,655

Deferred contract acquisition costs:
Current	$14,317	$13,014
Non-current	34,047	30,655
Total deferred contract acquisition costs	$48,364	$43,669

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$623	$825
Contract liabilities (deferred revenue)	25,632	24,681
Contract liabilities (deferred revenue) (included in other long-term liabilities)	3,978	1,550
Net contract assets (liabilities)	$(28,987)	$(25,406)
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
In the three months ended March 31, 2020, the Company recognized revenue of $16.0 million related to its contract liabilities at December 31, 2019.
Remaining Performance Obligations
As of March 31, 2020, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $154.1 million. The Company expects to recognize revenue on approximately four-fifths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$161	$—	$—	$161
U.S. treasury	48,502	393	—	48,895
U.S. agency securities	98,955	597	—	99,552
Commercial paper	12,553	—	—	12,553
Municipal bonds	6,357	35	—	6,392
Corporate bonds	2,880	3	(3)	2,880
Total	$169,408	$1,028	$(3)	$170,433

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$161	$1	$—	$162
U.S. treasury	31,933	8	(1)	31,940
U.S. agency securities	177,629	110	(9)	177,730
Commercial paper	15,240	—	—	15,240
Municipal bonds	3,014	1	—	3,015
Corporate bonds	13,876	10	—	13,886
Total	$241,853	$130	$(10)	$241,973
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$—	$—	$(1)	$12,926
U.S. agency securities	—	—	(9)	36,322
Corporate bonds	(3)	1,260	—	251
Total	$(3)	$1,260	$(10)	$49,499

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of March 31, 2020, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors which it is now required to assess upon adoption of ASU 2016-13.
The contractual maturities of the Company’s marketable investments as of March 31, 2020 and December 31, 2019 were less than one year.

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$41,038	$—	$—	$41,038
U.S. treasury	21,499	—	—	21,499
Municipal bonds	—	15,867	—	15,867
Corporate bonds	—	250	—	250
Total cash equivalents	$62,537	$16,117	$—	$78,654
Marketable investments
Certificates of deposit	$—	$161	$—	$161
U.S. treasury	48,895	—	—	48,895
U.S. agency securities	—	99,552	—	99,552
Commercial paper	—	12,553	—	12,553
Municipal bonds	—	6,392	—	6,392
Corporate bonds	—	2,880	—	2,880
Total marketable investments	$48,895	$121,538	$—	$170,433

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$2,179	$—	$—	$2,179
Commercial paper	—	2,697	—	2,697
Total cash equivalents	$2,179	$2,697	$—	$4,876
Marketable investments
Certificates of deposit	$—	$162	$—	$162
U.S. treasury	31,940	—	—	31,940
U.S. agency securities	—	177,730	—	177,730
Commercial paper	—	15,240	—	15,240
Municipal bonds	—	3,015	—	3,015
Corporate bonds	—	13,886	—	13,886
Total marketable investments	$31,940	$210,033	$—	$241,973
As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 was $493.2 million and $437.0 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s 0.125% convertible senior notes due 2023.
There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash	$77,209	$73,100
Money market funds	41,038	2,179
U.S. treasury	21,499	—
Commercial paper	—	2,697
Municipal bonds	15,867	—
Corporate bonds	250	—
Total cash and cash equivalents	$155,863	$77,976
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Trade accounts receivable	$36,590	$34,591
Unbilled trade accounts receivable, net of advance client deposits	3,550	3,075
Allowance for doubtful accounts	(168)	(11)
Accounts receivable, net	$39,972	$37,655

The Company's adoption of ASU 2016-13 on January 1, 2020 required it to shift from an incurred loss impairment model to an expected credit loss model which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its allowance for doubtful accounts on its trade accounts receivables, unbilled accounts receivables and contract assets. The adoption of this new standard resulted in an increase to the allowance for doubtful accounts reserve of $233 thousand during the three months ended March 31, 2020. The following table presents the change in the allowance for doubtful accounts, including consideration of expected credit losses, for the three months ended March 31, 2020 (in thousands):

Three Months Ended
March 31, 2020
Balance, beginning of period	$(11)
Add: Bad debt expense (excluding expected credit loss portion)	(22)
Add: Bad debt expense (expected credit loss portion)	(233)
Less: Write-offs, net of recoveries (excluding expected credit loss portion)	11
Less: Write-offs, net of recoveries (expected credit loss portion)	87
Balance, end of period	$(168)

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$8,464	$4,901
Other current assets	4,309	4,930
Contract assets	623	825
Prepaid expenses and other current assets	$13,396	$10,656
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer and network equipment	$72,025	$67,378
Computer software	14,902	14,157
Internal-use software development costs	500	500
Furniture and fixtures	2,906	2,918
Leasehold improvements	2,426	2,264
Property and equipment	92,759	87,217
Accumulated depreciation and amortization	(57,819)	(54,027)
Property and equipment, net	$34,940	$33,190
Depreciation and amortization expense associated with property and equipment was $3.9 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	March 31, 2020	December 31, 2019
Gross	$46,611	$46,671
Less: accumulated depreciation and amortization	(40,467)	(39,190)
Total	$6,144	$7,481
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation and benefits	$19,628	$14,233
Accrued expenses	5,110	4,152
Accrued and other current liabilities	$24,738	$18,385

5. Intangible Assets
The component of intangible assets was as follows (in thousands):

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$17,874	$(3,741)	$14,133	3.6	$17,777	$(2,690)	$15,087	3.9
Acquired workforce	470	(60)	410	2.7	467	(21)	446	2.9
Total	$18,344	$(3,801)	$14,543	3.6	$18,244	$(2,711)	$15,533	3.8

Amortization expense for intangible assets was $1.1 million and $88 thousand during the three months ended March 31, 2020 and 2019, respectively. The $1.0 million increase in amortization expense was due to the acquisition of certain intangible assets from Whendu LLC ("Whendu") in November 2019.
As of March 31, 2020, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2020	$3,200
2021	4,010
2022	3,990
2023	3,343
Total	$14,543

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
During the three months ended March 31, 2020, one of the conversion features of the Notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on March 31, 2020 (the last trading day of the calendar quarter), and therefore, the Notes are convertible, in multiples of $1,000 principal amount, at the option of the Notes holders from April 1, 2020 to June 30, 2020. Whether the Notes will be convertible after June 30, 2020 will depend on the continued satisfaction of this condition or other conversion conditions in the future. The Company received elections to convert a limited number of Notes in the first quarter of 2020. The Company elected to satisfy one election through the payment of cash for an immaterial amount to such Note holder during the first quarter of 2020 and expects to satisfy the remaining elections during the second quarter of 2020 in cash. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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
In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $63.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded in additional paid-in-capital and is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 6.39%.
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

The net carrying amount of the liability component of the Notes was as follows (in thousands):

	March 31, 2020	December 31, 2019
Principal	$258,749	$258,750
Unamortized debt discount	(41,849)	(44,881)
Unamortized issuance costs	(3,976)	(4,265)
Net carrying amount	$212,924	$209,604
There was no change to net carrying amount of the equity component of the Notes since it continued to meet the conditions for equity classification as presented below (in thousands):

	March 31, 2020	December 31, 2019
Debt discount for conversion option	$63,756	$63,756
Issuance costs	(1,998)	(1,998)
Net carrying amount	$61,758	$61,758
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Contractual interest expense	$81	$81
Amortization of debt discount	3,032	2,810
Amortization of issuance costs	288	269
Total interest expense	$3,401	$3,160
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
Maturity of the Company’s outstanding debt as of March 31, 2020 was as follows (in thousands):

Period	Amount to Mature
2023	$258,749
Total	$258,749

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2020 and December 31, 2019, the Company had 61,992,081 and 61,543,634 shares of common stock issued and outstanding, respectively.

Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

March 31, 2020
Stock options outstanding	2,557
Restricted stock units outstanding	2,962
Shares available for future grant under 2014 Plan	11,825
Shares available for future issuance under ESPP	2,700
Total shares of common stock reserved	20,044

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2020 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,530	$19.38
Options granted (weighted average grant date fair value of $33.04 per share)	191	72.33
Options exercised	(160)	16.20
Options forfeited or expired	(4)	36.70
Outstanding as of March 31, 2020	2,557	$23.52	6.1	$135,356

The aggregate intrinsic value disclosed in the above table is computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $76.46 per share as of March 31, 2020 for all in-the-money stock options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity during the three months ended March 31, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	2,372	$41.32
RSUs granted	921	72.17
RSUs vested and released	(288)	32.86
RSUs forfeited	(43)	49.05
Outstanding as of March 31, 2020	2,962	$51.74

Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cost of revenue	$1,989	$1,229
Research and development	2,806	1,470
Sales and marketing	4,106	2,249
General and administrative	4,893	3,738
Total stock-based compensation	$13,794	$8,686

As of March 31, 2020, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$17,959	$144,678	$471
Weighted-average amortization period	3.0 years	3.2 years	0.1 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended
	March 31, 2020	March 31, 2019
Expected term (years)	6.0	6.0
Volatility	47%	46%
Risk-free interest rate	1.2%	2.5%
Dividend yield (1)	—	—

(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of restricted stock units and shares of common stock issuable upon conversion of convertible senior notes.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(7,437)	$(1,924)
Weighted-average shares of common stock outstanding	61,705	59,367
Basic and diluted net loss per share	$(0.12)	$(0.03)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Stock options	2,557	3,123
Restricted stock units	2,962	2,969
Convertible senior notes	2,709	1,249
Total	8,228	7,341
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of its Notes. The conversion spread had a dilutive impact during the three months ended March 31, 2020, since the average market price of the Company’s common stock during the period exceeded the initial conversion price of $40.82 per share for the Notes. However, the potential shares of common stock issuable upon the conversion of the Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
9. Income Taxes
The provision for (benefit from) income taxes for the three months ended March 31, 2020 and 2019 was approximately $69 thousand and $(49) thousand, respectively. The provision for income taxes for the three months ended March 31, 2020 consisted primarily of foreign income taxes, state minimum taxes, as well as a benefit for a true-up to foreign income taxes. The benefit from income taxes for the three months ended March 31, 2019 consisted primarily of foreign income taxes, as well as a benefit for a true-up to foreign income taxes.
For the three months ended March 31, 2020 and 2019, the provision (benefit) for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2020 and December 31, 2019. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2020, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its Notes, finance leases to finance data centers and other computer and networking equipment purchases, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2019 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and did not change materially during the three months ended March 31, 2020, except for certain hosting and telecommunications agreements. As of March 31, 2020, the Company’s commitment under various hosting and telecommunications agreements totaled $8.1 million for terms ranging up to 36 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of March 31, 2020, $258.7 million of the Notes were outstanding. The Notes are due May 1, 2023. For more information concerning the Notes, see Note 6.

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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods indicated (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
United States	$87,431	$68,883
International	7,657	5,655
Total revenue	$95,088	$74,538

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	March 31, 2020	December 31, 2019
United States	$30,469	$29,246
International	4,471	3,944
Property and equipment, net	$34,940	$33,190

12. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2024. The Company’s leases have remaining terms of one to five years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice.
The components of lease expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$1,516	$1,103
Finance lease cost:
Amortization of right-of-use assets	$1,277	$1,455
Interest on finance lease liabilities	82	236
Total finance lease cost	$1,359	$1,691
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,584)	$(1,144)
Financing cash used in finance leases	(1,229)	(1,894)
Right of use assets obtained in exchange for lease obligations:
Operating leases	3,892	—
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$11,034	$8,746

Operating lease liabilities	$6,087	$5,064
Operating lease liabilities — less current portion	5,438	4,329
Total operating lease liabilities	$11,525	$9,393
Finance leases
Property and equipment, gross	$46,611	$46,671
Less: accumulated depreciation and amortization	(40,467)	(39,190)
Property and equipment, net	$6,144	$7,481
Finance lease liabilities:
Finance leases	$2,812	$3,518
Finance lease liabilities — less current portion	286	809
Total finance lease liabilities	$3,098	$4,327
Weighted average remaining terms were as follows (in years):

	March 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	2.7	2.7
Finance leases	1.0	1.1

Weighted average discount rates were as follows:

	March 31, 2020	December 31, 2019
Weighted average discount rate
Operating leases	4.6%	4.7%
Finance leases	7.5%	7.5%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2020	$4,810	$2,515
2021	3,298	757
2022	2,264	—
2023	1,218	—
2024	660	—
Total future minimum lease payments	12,250	3,272
Less: imputed interest	(725)	(174)
Total	$11,525	$3,098

13. Acquisition of Whendu LLC

In November 2019, the Company acquired certain assets from Whendu, including its integration platform as a service ("iPaaS") platform, which the Company has determined to be an asset acquisition. The purchase price, including the Company’s transaction costs, was approximately $15.9 million, of which $15.4 million was allocated to the Whendu iPaaS platform and $0.5 million was allocated to an assembled workforce, on a relative fair value basis. The assets will be amortized on a straight-line basis over their useful lives of four and three years, respectively.

14. Subsequent Event

On April 1, 2020, the Company completed its acquisition of all of the outstanding shares of Virtual Observer, formerly known as Coordinated Systems, Inc., for cash consideration of $32 million, subject to adjustment, pursuant to a stock purchase agreement by and among the Company and Robert H. Hutcheon, David R. Brower and Daniel J. McGrail dated January 15, 2020. This acquisition, which is expected to be accounted for as a business combination, is intended to expand the Company's portfolio to include a cloud-based and integrated Workforce Optimization ("WFO") offering as a complement to its ongoing strategic partnerships with leading WFO providers.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2020 and 2019, subscription and related usage fees accounted for 91% and 93%, respectively, of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Effect of COVID-19
In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has significantly harmed the U.S. and global economies and financial markets, including those on which our common stock and our Notes trade, and may impact demand for our solutions.
In accordance with the various shelter-in-place and other social distancing orders of applicable government agencies, all of our employees have transitioned to work-from-home operations and we have canceled all business travel by our employees, which have changed how we operate our business. Our clients and business partners are also subject to various shelter-in-place and other social distancing orders, which have changed the way we interact with our clients and business partners.
Our financial results for the first quarter of 2020 were not materially impacted by COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers, partners and suppliers. While there is considerable uncertainty, we believe that certain parts of our business will benefit, particularly over the longer term, from the need to enable work from home agents and to enhance business continuity planning. On the other hand, our smaller clients with less financial resources will likely see their business decline or cease altogether, and clients in certain industry verticals, such as travel and leisure, and consumer discretionary may reduce their number of agent seats. In addition, our clients in general, face uncertain and challenging macro economic conditions and may reduce the number of agent seats, delay purchasing decisions or payments, or impact their ability to pay.
See Part II, Item 1A. Risk Factors, for further discussion of the impact of the COVID-19 pandemic on our business and operations.
Key GAAP Operating Results
Our revenue increased to $95.1 million for the three months ended March 31, 2020, from $74.5 million for the three months ended March 31, 2019. Revenue growth has primarily been driven by our larger clients. For each of the three months ended March 31, 2020 and 2019, no single client accounted for more than 10% of our total revenue. As of March 31, 2020, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 3,500 agent seats. We had a net loss of $7.4 million in the three months ended March 31, 2020, compared to a net loss of $1.9 million in the three months ended March 31, 2019.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing client base, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results, including the impact of the COVID-19 pandemic. In order to pursue these opportunities, we anticipate that we will continue to expand our operations and headcount in the longer term, though at a tempered rate in the near term, in consideration of the impact of COVID-19 and the resulting macro economic environment.
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in future periods. However, we expect cost of revenue and certain operating expenses to fluctuate as a percentage of revenue in the near term taking into consideration the impact of COVID-19 and the macro economic environment.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	March 31, 2020	March 31, 2019
Annual Dollar-Based Retention Rate	103%	107%
Our Dollar-Based Retention Rate decreased year over year primarily due to fluctuations caused by our larger clients coming onto the platform at different times and ramping at different rates.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest income, expense and other, (4) acquisition-related transaction costs, (5) provision for income taxes, and (6) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(7,437)	$(1,924)
Non-GAAP adjustments:
Depreciation and amortization (1)	4,970	3,192
Stock-based compensation (2)	13,794	8,686
Interest expense	3,484	3,396
Interest income and other	(1,072)	(1,745)
Legal and indemnification fees related to settlement (3)	—	292
Acquisition-related transaction costs	329	—
Provision for (benefit from) income taxes	69	(49)
Adjusted EBITDA	$14,137	$11,848
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cost of revenue	$3,940	$2,366
Research and development	465	440
Sales and marketing	2	1
General and administrative	563	385
Total depreciation and amortization	$4,970	$3,192
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Represents legal and indemnification fees related to the Melcher litigation.

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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars over the long term and fluctuate as a percentage of revenue as we continue to support our growth initiatives.
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses, including stock-based compensation, for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars and as a percentage of revenue in the near term, due to among other things, the impact of COVID-19 and the resulting macro economic conditions, but to decline as a percentage of revenue over time.

Results of Operations for the Three Months Ended March 31, 2020 and 2019
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	100%	100%
Cost of revenue	42%	41%
Gross profit	58%	59%
Operating expenses:
Research and development	16%	14%
Sales and marketing	32%	29%
General and administrative	15%	16%
Total operating expenses	63%	59%
Loss from operations	(5)%	—%
Other income (expense), net:
Interest expense	(4)%	(5)%
Interest income and other	1%	2%
Total other income (expense), net	(3)%	(3)%
Loss before income taxes	(8)%	(3)%
Provision for (benefit from) income taxes	—%	—%
Net loss	(8)%	(3)%

Revenue

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

	(in thousands, except percentages)
Revenue	$95,088	$74,538	$20,550	28%
The increase in revenue for the three months ended March 31, 2020 compared to the same period of 2019 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$40,037	$30,851	$9,186	30%
% of Revenue	42%	41%
The increase in cost of revenue for the three months ended March 31, 2020 compared to the same period of 2019 was primarily due to a $2.6 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $1.5 million increase in third-party hosted software costs driven by increased client activities, a $1.2 million increase in depreciation and data center costs driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities, a $1.0 million increase in amortization expense due to the acquisition of certain intangible assets from Whendu in November 2019, a $0.8 million increase in facilities and related costs, and a $0.6 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and an increase in the USF contribution rate.
Gross Profit

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$55,051	$43,687	$11,364	26%
% of Revenue	58%	59%
The increase in gross profit for the three months ended March 31, 2020 compared to the same period of 2019 was primarily due to increases in subscription and usage revenues. The decrease in gross margin for the three months ended March 31, 2020 compared to the same period of 2019 was primarily due to the increase in amortization expense from the acquisition of certain intangible assets from Whendu and from an increase in stock-based compensation costs, driven by a higher fair value of employee equity awards primarily due to our increased stock price.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

	(in thousands, except percentages)
Research and development	$15,189	$10,546	$4,643	44%
% of Revenue	16%	14%

The increase in research and development expenses for the three months ended March 31, 2020 compared to the same period of 2019 was primarily due to a $4.0 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$30,160	$21,701	$8,459	39%
% of Revenue	32%	29%
The increase in sales and marketing expenses for the three months ended March 31, 2020 compared to the same period of 2019 was primarily due to a $6.1 million increase in personnel-related costs including stock-based compensation costs driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, and a $1.8 million increase in sales commission expenses driven by the growth in sales and bookings of our solution. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and establish increased brand awareness.
General and Administrative

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$14,658	$11,762	$2,896	25%
% of Revenue	15%	16%
The increase in general and administrative expenses for the three months ended March 31, 2020 compared to the same period of 2019 was primarily due to a $2.5 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards primarily driven by our increased stock price.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,484)	$(3,396)	$(88)	(3)%
Interest income and other	1,072	1,745	(673)	(39)%
Total other income (expense), net	$(2,412)	$(1,651)	$(761)	(46)%
% of Revenue	(3)%	(3)%
The unfavorable change of $(0.8) million in other income (expense), net for the three months ended March 31, 2020 compared to the same period of 2019 was primarily due to lower interest income on our marketable investments.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings, including the issuance of our 0.125% convertible senior notes in May

2018. As of March 31, 2020, we had $322.9 million in working capital, which included $155.9 million in cash and cash equivalents and $170.4 million in marketable investments.
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
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.  Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel and the introduction of new and enhanced offerings, including the impact of the COVID-19 pandemic on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, either to pay acquisition costs or to support our combined operations. We may raise additional equity or debt financing at any time. We may not be able to raise additional equity or debt financing on terms acceptable to us or at all, particularly if the COVID-19 pandemic continues to negatively impact stock and debt markets. If we are unable to raise additional capital when desired or required, our business, operating results, and financial condition would be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change
Net cash provided by operating activities	$10,394	$11,190	$(796)	(7)%
Net cash provided by investing activities	66,126	1,302	64,824	4,979%
Net cash provided by (used in) financing activities	1,367	(912)	2,279	(250)%
Net increase in cash and cash equivalents	$77,887	$11,580	$66,307	573%

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
Net cash provided by operating activities was $10.4 million during the three months ended March 31, 2020. Net cash provided by operating activities resulted from our net loss of $7.4 million adjusted for non-cash items of $24.1 million, primarily consisting of $13.8 million of stock-based compensation, $5.0 million of depreciation and amortization and $3.3 million of amortization of discount and issuance costs on our Notes, offset by use of cash for operating assets and liabilities of $6.2 million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $11.2 million during the three months ended March 31, 2019. Net cash provided by operating activities resulted from our net loss of $1.9 million adjusted for non-cash items of

$15.3 million, primarily consisting of $8.7 million of stock-based compensation, $3.2 million of depreciation and amortization and $3.1 million of amortization of discount and issuance costs on our Notes, offset by use of cash for operating assets and liabilities of $2.2 million primarily due to the time of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2020 was comprised of $134.6 million related to cash proceeds from maturities of marketable investments, offset in part by $62.3 million related to purchases of marketable investments and $6.0 million in capital expenditures.
Net cash provided by investing activities in the three months ended March 31, 2019 was comprised of $39.5 million related to cash proceeds from maturities of marketable investments and $0.2 cash proceeds related to gain from the sale of convertible notes held for investment, offset in part by $34.4 million related to purchases of marketable investments and $4.0 million in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities of $1.4 million in the three months ended March 31, 2020 related to cash proceeds of $2.6 million from exercise of stock options, offset in part by payments for finance leases of $1.2 million.
Net cash used in financing activities of $0.9 million in the three months ended March 31, 2019 related to payments for finance leases of $1.9 million, offset in part by cash proceeds of $1.0 million from exercises of stock options.
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
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under our Notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2019 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and did not change materially during the three months ended March 31, 2020 except for certain hosting and telecommunications agreements. As of March 31, 2020, our commitments under various hosting and telecommunications agreements for terms ranging up to 36 months totaled $8.1 million. These agreements require us to make monthly payments over the service term in exchange for certain network services.

As of March 31, 2020, $258.7 million of convertible senior notes were outstanding. The convertible senior notes are due May 1, 2023. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.
We had cash and cash equivalents, and marketable securities totaling $326.3 million as of March 31, 2020. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
Except for the below risk factor, which updates those previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 27, 2020, there have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition to the other information set forth in this report, including the below update to Risk Factors, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The effects of the COVID-19 pandemic have materially affected how we, our clients and business partners are operating, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has significantly harmed the U.S. and global economies and financial markets, including those on which our common stock and other securities trade, and may impact demand for our solutions.
In accordance with the various shelter-in-place and other social distancing orders of applicable government agencies, all of our employees have transitioned to work-from-home operations and we have canceled all business travel by our employees, which has changed how we operate our business. Our clients and business partners are also subject to various shelter-in-place and other social distancing orders, which have changed the way we interact with our clients and business partners. Moreover, the conditions caused by the COVID-19 pandemic, the extent of which depends upon its prolonged impact, has or may:
•harm our ability to renew and maintain our relationships with our existing clients;
•cause our existing clients to reduce the number of seats to which they subscribe, seek price concessions, or go out of business, which would harm our revenue;
•result in some of our clients failing to comply with the terms of their agreements, including payment terms due to economic uncertainty, financial hardship, and even failure of these businesses, which could result in us being required to take action to collect payments, terminate their subscriptions for our solution, increase accounts receivable, and reduce collections, any which would increase our expenses and harm our revenues and results of operations;
•make it more difficult for us to sell increased services or functionality to our existing clients;
•reduce the rate of spending on enterprise software solutions or cloud-based enterprise contact center systems generally;
•delay prospective clients’ decisions to subscribe to our solution, increase the length of sales cycles, or slow the typical growth in the use of our solutions once clients have initially deployed our solution;
•harm our ability to effectively market and sell our solutions, particularly during shelter-in-place and other social distancing orders;
•change the mix and sizes or types of organizations that purchase our solution;
•delay the introduction of enhancements to our solution and market acceptance of any new features and products;

•harm our ability to grow our international sales and operations;
•harm our ability to recruit, onboard and successfully integrate new employees, including members of our direct sales force, both domestically and internationally, as a result of not being able to interface in person;
•increase the burden on our technical operations infrastructure, which could harm the capacity, stability, security and performance of our operations infrastructure and potentially leave us more vulnerable to security breaches;
•limit our ability to efficiently provide professional services to our larger clients, as those services have typically been performed onsite, which could delay implementation of our solution at new clients;
•harm our ability to manage, maintain or increase our network of master agents and resellers to sell our solution, and make it more difficult for them to effectively assist us with their sales efforts;
•impact the health and safety of our employees, including our senior management team, and their ability to perform services;
•cause our management team to continue to commit significant time, attention and resources to monitor the COVID-19 pandemic and seek to mitigate its effect on our business and workforce;
•lead to the adoption of additional new laws and regulations that we are required to comply with and that could harm our results of operations; and
•cause the price per share of our common stock or the trading price of our Notes to continue to experience substantial volatility, and potentially decline, based on developments and announcements related to COVID-19 and its impact on the global and U.S. economy in general or our industry in particular, our failure to meet our guidance or analyst expectations or withdrawal or modification by us of previously issued guidance.
Any of the foregoing factors could significantly harm our future sales, operating results, gross margins and overall financial performance, which could cause us to experience a decreased level of growth of our business and make our future financial results and prospects difficult to predict. The COVID-19 pandemic and its impact on us and the U.S. and global economies, has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future results of operations. Moreover, because a significant portion of our revenue is derived from existing clients, downturns in new sales will not immediately be reflected in our operating results and may be difficult to discern until future periods. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of containment actions, the duration of shelter-in-place and other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, clients and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change. However, the effects could have a material impact on our results of operations and heighten many of the risks described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Five9, Inc.
Date:	May 4, 2020	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)