Form 10-Q
period 2020-06-30
Five9, Inc.
filed 2020-08-03
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of July 30, 2020, there were 65,335,870 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
•the effects of the COVID-19 pandemic have materially affected how we, our clients and business partners are operating, and the duration and extent to which it will impact our future results of operations and overall financial performance remain uncertain;
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
•security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber-attacks on our systems, could result in litigation and regulatory risk, harm our reputation and our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,235	$77,976
Marketable investments	452,708	241,973
Accounts receivable, net	39,607	37,655
Prepaid expenses and other current assets	17,529	10,656
Deferred contract acquisition costs	16,151	13,014
Total current assets	759,230	381,274
Property and equipment, net	39,799	33,190
Operating lease right-of-use assets	10,006	8,746
Intangible assets, net	25,605	15,533
Goodwill	34,444	11,798
Marketable investments	82,064	—
Other assets	2,789	1,184
Deferred contract acquisition costs — less current portion	39,366	30,655
Total assets	$993,303	$482,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,045	$10,156
Accrued and other current liabilities	34,817	18,385
Operating lease liabilities	5,247	5,064
Accrued federal fees	1,670	2,303
Sales tax liabilities	1,565	1,885
Finance lease liabilities	2,032	3,518
Deferred revenue	26,306	24,681
Total current liabilities	83,682	65,992
Convertible senior notes	642,203	209,604
Sales tax liabilities — less current portion	847	838
Operating lease liabilities — less current portion	5,249	4,329
Finance lease liabilities — less current portion	100	809
Other long-term liabilities	6,814	4,350
Total liabilities	738,895	285,922
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	65	61
Additional paid-in capital	432,877	351,870
Accumulated other comprehensive income	1,004	576
Accumulated deficit	(179,538)	(156,049)
Total stockholders’ equity	254,408	196,458
Total liabilities and stockholders’ equity	$993,303	$482,380
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$99,792	$77,436	$194,880	$151,974
Cost of revenue	42,453	31,248	82,490	62,099
Gross profit	57,339	46,188	112,390	89,875
Operating expenses:
Research and development	17,208	10,811	32,397	21,357
Sales and marketing	32,231	23,250	62,391	44,951
General and administrative	16,129	12,042	30,787	23,804
Total operating expenses	65,568	46,103	125,575	90,112
Income (loss) from operations	(8,229)	85	(13,185)	(237)
Other income (expense), net:
Interest expense	(5,734)	(3,406)	(9,218)	(6,802)
Interest income and other	(4,965)	1,490	(3,893)	3,235
Total other income (expense), net	(10,699)	(1,916)	(13,111)	(3,567)
Loss before income taxes	(18,928)	(1,831)	(26,296)	(3,804)
Provision for (benefit from) income taxes	(2,876)	29	(2,807)	(20)
Net loss	$(16,052)	$(1,860)	$(23,489)	$(3,784)
Net loss per share:
Basic and diluted	$(0.25)	$(0.03)	$(0.38)	$(0.06)
Shares used in computing net loss per share:
Basic and diluted	63,282	60,058	62,494	59,714
Comprehensive Loss:
Net loss	$(16,052)	$(1,860)	$(23,489)	$(3,784)
Other comprehensive income (loss)	(626)	65	428	239
Comprehensive loss	$(16,678)	$(1,795)	$(23,061)	$(3,545)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2019	59,637	$60	$303,946	$81	$(153,421)	$150,666
Issuance of common stock upon exercise of stock options	444	1	3,266	—	—	3,267
Issuance of common stock upon vesting of restricted stock units	429	—	—	—	—	—
Issuance of common stock under ESPP	109	—	3,996	—	—	3,996
Stock-based compensation	—	—	10,436	—	—	10,436
Other comprehensive income	—	—	—	65	—	65
Net loss	—	—	—	—	(1,860)	$(1,860)
Balance as of June 30, 2019	60,619	$61	$321,644	$146	$(155,281)	$166,570

Balance as of March 31, 2020	61,992	$62	$368,260	$1,630	$(163,486)	$206,466
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(293,809)	—	—	(293,809)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2,724	3	268,570	—	—	268,573
Issuance of common stock upon exercise of stock options	161	—	3,484	—	—	3,484
Issuance of common stock upon vesting of restricted stock units	316	—	—	—	—	—
Issuance of common stock under ESPP	103	—	5,666	—	—	5,666
Stock-based compensation	—	—	16,791	—	—	16,791
Other comprehensive loss	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	(16,052)	(16,052)
Balance as of June 30, 2020	65,296	$65	$432,877	$1,004	$(179,538)	$254,408

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	59,210	$59	$294,279	$(93)	$(151,497)	$142,748
Issuance of common stock upon exercise of stock options	660	2	4,247	—	—	4,249
Issuance of common stock upon vesting of restricted stock units	640	—	—	—	—	—
Issuance of common stock under ESPP	109	—	3,996	—	—	3,996
Stock-based compensation	—	—	19,122	—	—	19,122
Other comprehensive income	—	—	—	239	—	239
Net loss	—	—	—	—	(3,784)	$(3,784)
Balance as of June 30, 2019	60,619	$61	$321,644	$146	$(155,281)	$166,570

Balance as of December 31, 2019	61,544	$61	$351,870	$576	$(156,049)	$196,458
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(293,809)	—	—	(293,809)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2,724	3	268,570	—	—	268,573
Issuance of common stock upon exercise of stock options	321	—	6,080	—	—	6,080
Issuance of common stock upon vesting of restricted stock units	604	1	—	—	—	1
Issuance of common stock under ESPP	103	—	5,666	—	—	5,666
Stock-based compensation	—	—	30,585	—	—	30,585
Other comprehensive income	—	—	—	428	—	428
Net loss	—	—	—	—	(23,489)	(23,489)
Balance as of June 30, 2020	65,296	$65	$432,877	$1,004	$(179,538)	$254,408

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(23,489)	$(3,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,213	6,553
Amortization of operating lease right-of-use assets	2,786	2,147
Amortization of premium on marketable investments	630	(883)
Provision for doubtful accounts	353	30
Stock-based compensation	30,585	19,122
Gain on sale of convertible note held for investment	—	(217)
Amortization of discount and issuance costs on convertible senior notes	8,571	6,234
Loss on early extinguishment of debt	5,794	—
Tax benefit of valuation allowance associated with an acquisition	(2,910)	—
Others	82	(23)
Changes in operating assets and liabilities:
Accounts receivable	(2,119)	(3,378)
Prepaid expenses and other current assets	(7,065)	(4,053)
Deferred contract acquisition costs	(11,848)	(5,488)
Other assets	(1,604)	(12,571)
Accounts payable	2,553	159
Accrued and other current liabilities	9,561	6,516
Accrued federal fees and sales tax liability	(945)	(337)
Deferred revenue	3,292	2,539
Other liabilities	(281)	5,412
Net cash provided by operating activities	25,159	17,978
Cash flows from investing activities:
Purchases of marketable investments	(460,899)	(151,308)
Proceeds from maturities of marketable investments	167,850	165,354
Purchases of property and equipment	(14,891)	(8,226)
Cash paid to acquire Virtual Observer	(28,313)	—
Cash paid to acquire substantially all of the assets of Whendu LLC	(100)	—
Proceeds from sale of convertible note held for investment	—	217
Net cash (used in) provided by investing activities	(336,353)	6,037
Cash flows from financing activities:
Proceeds from issuance of 2025 convertible senior notes, net of issuance costs	728,812	—
Payments for capped call transactions related to the 2025 convertible senior notes	(90,448)	—
Repurchase of a portion of 2023 convertible senior notes, net of costs	(181,462)	—
Proceeds from exercise of common stock options	6,080	4,248
Proceeds from sale of common stock under ESPP	5,666	3,996
Payments of finance leases	(2,195)	(3,702)
Net cash provided by financing activities	466,453	4,542
Net increase in cash and cash equivalents	155,259	28,557
Cash and cash equivalents:
Beginning of period	77,976	81,912
End of period	$233,235	$110,469
Supplemental disclosures of cash flow data:
Cash paid for interest	$305	$590
Cash paid for income taxes	$141	$153
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$2,838	$1,602
Capitalization of leasehold improvement through non-cash lease incentive	$—	$42
Acquisition and related transaction costs accrued at period-end	$3,700	$—
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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, net	$39,607	$37,655

Deferred contract acquisition costs:
Current	$16,151	$13,014
Non-current	39,366	30,655
Total deferred contract acquisition costs	$55,517	$43,669

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$771	$825
Contract liabilities (deferred revenue)	26,306	24,681
Contract liabilities (deferred revenue) (included in other long-term liabilities)	3,701	1,550
Net contract liabilities	$(29,236)	$(25,406)
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
In the three and six months ended June 30, 2020, the Company recognized revenue of $4.0 million and $20.0 million, respectively, related to its contract liabilities at December 31, 2019.
Remaining Performance Obligations
As of June 30, 2020, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $242.0 million. The Company expects to recognize revenue on approximately four-fifths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term Marketable Investments:
Certificates of deposit	$3,976	$1	$—	$3,977
U.S. treasury	283,830	217	(9)	284,038
U.S. agency securities	136,087	275	(3)	136,359
Commercial paper	5,387	—	—	5,387
Municipal bonds	7,454	4	—	7,458
Corporate bonds	15,483	14	(8)	15,489
Total	$452,217	$511	$(20)	$452,708

Long-term Marketable Investments:
U.S. treasury	$40,005	$—	$(8)	$39,997
U.S. agency securities	40,273	9	—	40,282
Corporate bonds	1,783	2	—	1,785
Total	$82,061	$11	$(8)	$82,064

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term Marketable Investments:
Certificates of deposit	$161	$1	$—	$162
U.S. treasury	31,933	8	(1)	31,940
U.S. agency securities	177,629	110	(9)	177,730
Commercial paper	15,240	—	—	15,240
Municipal bonds	3,014	1	—	3,015
Corporate bonds	13,876	10	—	13,886
Total	$241,853	$130	$(10)	$241,973
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$(17)	$174,600	$(1)	$12,926
U.S. agency securities	(4)	56,328	(9)	36,322
Municipal bonds	(1)	512
Corporate bonds	(8)	5,127	—	251
Total	$(30)	$236,567	$(10)	$49,499

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of June 30, 2020, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors, which it is now required to assess upon adoption of ASU 2016-13.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of June 30, 2020 were as follows:

	Cost	Fair Value
Due within one year	$452,217	$452,708
Due after one year through two years	82,061	82,064
Total	$534,278	$534,772

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$54,325	$—	$—	$54,325
U.S. treasury	110,979	—	—	110,979
Municipal bonds	—	1,457	—	1,457
Total cash equivalents	$165,304	$1,457	$—	$166,761
Marketable investments (Short and Long-term)
Certificates of deposit	$—	$3,977	$—	$3,977
U.S. treasury	324,036	—	—	324,036
U.S. agency securities	—	176,640	—	176,640
Commercial paper	—	5,387	—	5,387
Municipal bonds	—	7,458	—	7,458
Corporate bonds	—	17,274	—	17,274
Total marketable investments	$324,036	$210,736	$—	$534,772

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$2,179	$—	$—	$2,179
Commercial paper	—	2,697	—	2,697
Total cash equivalents	$2,179	$2,697	$—	$4,876
Marketable investments
Certificates of deposit	$—	$162	$—	$162
U.S. treasury	31,940	—	—	31,940
U.S. agency securities	—	177,730	—	177,730
Commercial paper	—	15,240	—	15,240
Municipal bonds	—	3,015	—	3,015
Corporate bonds	—	13,886	—	13,886
Total marketable investments	$31,940	$210,033	$—	$241,973
As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 (the "2023 convertible senior notes") was $210.7 million and $437.0 million, respectively. As of June 30, 2020, the estimated fair value of the Company's outstanding 0.500% convertible senior notes due 2025 (the "2025 convertible senior notes" and, together with the 2023 convertible senior notes, the "convertible senior notes") was $802.4 million. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash	$66,474	$73,100
Money market funds	54,325	2,179
U.S. treasury	110,979	—
Commercial paper	—	2,697
Municipal bonds	1,457	—
Total cash and cash equivalents	$233,235	$77,976
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts receivable	$35,887	$34,591
Unbilled trade accounts receivable, net of advance client deposits	3,835	3,075
Allowance for doubtful accounts	(115)	(11)
Accounts receivable, net	$39,607	$37,655
The Company's adoption of ASU 2016-13 on January 1, 2020 required it to shift from an incurred loss impairment model to an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its allowance for doubtful accounts on its trade accounts receivables, unbilled accounts receivables and contract assets. The adoption of this new standard resulted in an increase to the allowance for doubtful accounts reserve of $0.1 million and $0.3 million during the three and six months ended June 30, 2020, respectively. The following table presents the change in the allowance for doubtful accounts, including consideration of expected credit losses, for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance, beginning of period	$(168)	$(11)
Add: Bad debt expense (excluding expected credit loss portion)	(23)	(45)
Add: Bad debt expense (expected credit loss portion)	(74)	(307)
Less: Write-offs, net of recoveries (excluding expected credit loss portion)	18	29
Less: Write-offs, net of recoveries (expected credit loss portion)	$132	$219
Balance, end of period	$(115)	$(115)

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$10,071	$4,901
Other current assets	6,687	4,930
Contract assets	771	825
Prepaid expenses and other current assets	$17,529	$10,656

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer and network equipment	$77,828	$67,378
Computer software	18,301	14,157
Internal-use software development costs	500	500
Furniture and fixtures	2,869	2,918
Leasehold improvements	2,090	2,264
Property and equipment	101,588	87,217
Accumulated depreciation and amortization	(61,789)	(54,027)
Property and equipment, net	$39,799	$33,190
Depreciation and amortization expense associated with property and equipment was $4.5 million and $8.4 million for the three and six months ended June 30, 2020, respectively, and $3.3 million and $6.4 million for the three and six months ended June 30, 2019, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	June 30, 2020	December 31, 2019
Gross	$46,520	$46,671
Less: accumulated depreciation and amortization	(41,539)	(39,190)
Total	$4,981	$7,481
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and benefits	$24,974	$14,233
Accrued expenses	9,843	4,152
Accrued and other current liabilities	$34,817	$18,385

5. Goodwill and Intangible Assets
Goodwill of $22.6 million and intangible assets of $12.8 million were recorded as a result of the Company's acquisition of Virtual Observer, formerly Coordinated Systems, Inc., in April 2020. See Note 13 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the six months ended June 30, 2020 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2019	$11,798	$15,533
Addition (Virtual Observer)	22,646	12,800
Addition (Whendu)	—	100
Amortization	—	(2,828)
End of the period, June 30, 2020	$34,444	$25,605

The components of intangible assets were as follows (in thousands):

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$30,075	$(5,404)	$24,671	4.0	$17,777	$(2,690)	$15,087	3.9
Acquired workforce	470	(99)	371	2.4	467	(21)	446	2.9
Customer relationships	500	(25)	475	4.8	—	—	—
Trademarks	100	(12)	88	1.8	—	—	—
Total	$31,145	$(5,540)	$25,605	4.0	$18,244	$(2,711)	$15,533	3.8

Amortization expense for intangible assets was $1.7 million and $2.8 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2019. The increase in amortization expense during the three and six months ended June 30, 2020 was due to the acquisition of intangible assets from Whendu LLC ("Whendu") in November 2019 and from Virtual Observer in April 2020.
As of June 30, 2020, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2020	$3,404
2021	6,600
2022	6,542
2023	5,883
2024	2,540
Thereafter	636
Total	$25,605

6. Debt
0.500% Convertible Senior Notes and Related Capped Call Transactions
In May and June 2020, the Company issued $747.5 million aggregate principal amount of the 2025 convertible senior notes in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $97.5 million principal amount of the 2025 convertible senior notes. The 2025 convertible senior notes mature on June 1, 2025 and bear interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The total net proceeds from the issuance of the 2025 convertible senior notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, were approximately $728.8 million.

Each $1,000 principal amount of the 2025 convertible senior notes is initially convertible into 7.4437 shares of the Company’s common stock (the “2025 Conversion Option”), which is equivalent to an initial conversion price of approximately $134.34 per share of common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price represents a premium of approximately 30% to the $103.34 per share closing price of the Company’s common stock on The Nasdaq Global Market on May 21, 2020. The 2025 convertible senior notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “2025 Measurement Period”) in which the trading price (as defined in the 2025 Indenture governing the 2025 convertible senior notes) per $1,000 principal amount of the 2025 convertible senior notes for each trading day of the 2025 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2025 convertible senior notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 convertible senior notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change (as defined in the indenture governing the 2025 convertible senior notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2025 convertible senior notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.
The closing market price of the Company's common stock of $110.67 per share as of June 30, 2020, the last trading day during the three months ended June 30, 2020, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 30, 2020, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended June 30, 2020, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes were therefore not convertible during the three months ended June 30, 2020.
The Company may not redeem the 2025 convertible senior notes prior to June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, on or after June 6, 2023 and prior to March 1, 2025 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes.
The 2025 convertible senior notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 convertible senior notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated (including the 2023 convertible senior notes); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the issuance of the 2025 convertible senior notes, the 2025 convertible senior notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the 2025 Conversion Option was $158.3 million and was determined by deducting the fair value of the liability component from the par value of the 2025 convertible senior notes. The equity component was recorded in additional paid-in-capital and is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is being amortized to interest expense over the contractual term of the notes at an effective interest rate of 5.76%. The debt component was classified as long term liabilities during the three months ended June 30, 2020.
In accounting for the debt issuance costs of $18.7 million related to the 2025 convertible senior notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 convertible senior notes based on their relative values. Issuance costs attributable to the liability component were $14.7 million and are being amortized to interest expense using the effective interest method over the contractual term of the 2025 convertible senior notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
The net carrying amount of the liability component of the 2025 convertible senior notes was as follows (in thousands):

June 30, 2020
Principal	$747,500
Unamortized debt discount	(155,792)
Unamortized issuance costs	(14,494)
Net carrying amount	$577,214

The net carrying amount of the equity component of the 2025 convertible senior notes was as follows (in thousands):

June 30, 2020
Equity component	$158,321
Issuance costs	(3,958)
Net carrying amount	$154,363

Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

Three Months Ended
June 30, 2020
Contractual interest expense	$362
Amortization of debt discount	2,528
Amortization of issuance costs	235
Total interest expense	$3,125

In connection with the issuance of the 2025 convertible senior notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Call Transactions”) with certain financial institutions. The 2025 Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock in connection with any conversion of the 2025 convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The initial cap price of the 2025 Capped Call Transactions was $206.68 per share, and is subject to certain adjustments under the terms of the 2025 Capped Call Transactions. The 2025 Capped Call Transactions cover, subject to anti-dilution adjustments, approximately 5.6 million shares of the Company’s common stock. For accounting purposes, the 2025 Capped Call Transactions are separate transactions, and not integrated with the issuance of the 2025 convertible senior notes. As these transactions meet certain accounting criteria, the 2025 Capped Call Transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The cost to the Company of the 2025 Capped Call Transactions was $90.5 million, which was recorded as a reduction to additional paid-in capital.
The net impact to the Company's stockholders' equity as of June 30, 2020, included in additional paid-in capital, relating to the issuance of the 2025 convertible senior notes was as follows (in thousands):

June 30, 2020
Conversion option	$158,321
Payments for capped call transactions	(90,448)
Issuance costs	(3,958)
Total	$63,915
Maturity of the Company’s 2025 convertible senior notes as of June 30, 2020 was as follows (in thousands):

Period	Amount to Mature
2025 (Maturity date of June 1, 2025)	$747,500
Total	$747,500

0.125% Convertible Senior Notes and Related Capped Call Transactions
In May 2018, the Company issued $258.8 million aggregate principal amount of 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, was approximately $250.8 million.
In May 2020, the Company used part of the net proceeds from the issuance of the 2025 convertible senior notes to repurchase, exchange or otherwise retire approximately $181.0 million aggregate principal amount of the 2023 convertible senior notes in privately-negotiated transactions for aggregate consideration of $449.6 million, consisting of $181.0 million in cash and 2,723,581 shares of the Company’s common stock (the "2023 Note Repurchase Transactions").
As of June 30, 2020, after giving effect to the 2023 Note Repurchase Transactions, approximately $77.7 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
The 2023 Note Repurchase Transactions were accounted for as a debt extinguishment. Pursuant to ASC Subtopic 470-20, total consideration for the 2023 Note Repurchase Transactions was separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The gain or loss on extinguishment of the debt was subsequently determined by comparing the repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs. Of the $449.6 million in aggregate consideration paid by the Company in connection with the 2023 Note Repurchase Transactions, $155.8 million and $293.8 million were allocated to the debt and equity components, respectively, using an effective interest rate of 5.32% to determine the fair value of the liability component. This interest rate was based on the income and market-based approaches used to determine the effective interest rate of the 2023 convertible senior notes, adjusted for the remaining term of the 2023 convertible senior notes. As of the settlement of the 2023 Note Repurchase Transactions, the carrying value of the 2023 convertible senior notes subject to the 2023 Note Repurchase Transactions, net of unamortized debt discount and issuance costs, was $150.4 million. The Company also incurred approximately $0.5 million in third party transaction costs related to the 2023 Note Repurchase Transactions. These costs were allocated to the liability and equity components in proportion to the allocation of consideration transferred at settlement and accounted for as debt extinguishment costs and equity reacquisition costs, respectively. The 2023 Note Repurchase Transactions resulted in a $5.8 million loss on early debt extinguishment in the second quarter of fiscal 2020, of which $2.7 million consisted of unamortized debt issuance costs.
Each $1,000 principal amount of the 2023 convertible senior notes was initially convertible into 24.4978 shares of the Company’s common stock (the “2023 Conversion Option”), which is equivalent to an initial conversion price of approximately $40.82 per share of common stock, subject to adjustment upon the occurrence of specified events. The 2023 convertible senior notes are convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “2023 Measurement Period”) in which the trading price (as defined in the indenture governing the 2023 convertible senior notes) per $1,000 principal amount of the 2023 convertible senior notes for each trading day of the 2023 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2023 convertible senior notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 convertible senior notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change (as defined in the indenture governing the 2023 convertible senior notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2023 convertible senior notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2023 convertible senior notes in connection with such corporate event or during the relevant redemption period.
During each of the first and second quarters of 2020, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each of the first and second quarters of 2020. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between April 1, 2020 to June 30, 2020, and are currently convertible between July 1, 2020 to September 30, 2020. Whether the 2023 convertible senior notes will be convertible after September 30, 2020 will depend on the continued satisfaction of this condition or other conversion conditions in the future. Through June 30, 2020, we settled aggregate principal amount of $5,000. In addition, the Company received elections to convert aggregate principal amount of $5,002,000 that remain unsettled as of the end of the second quarter of 2020. From July 1, 2020 through the date of this filing, the Company received additional elections to convert aggregate principal amount of $13,652,000. The Company has and expects to settle these conversions in cash or a combination of cash and shares during the second half of 2020. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.

The Company may not redeem the 2023 convertible senior notes prior to May 5, 2021. The Company may redeem for cash all or any portion of the 2023 convertible senior notes, at its option, on or after May 5, 2021 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2023 convertible senior notes.
The 2023 convertible senior notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2023 convertible senior notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated (including the 2025 convertible senior notes); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the issuance of the 2023 convertible senior notes, the 2023 convertible senior notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $63.8 million and was determined by deducting the fair value of the liability component from the par value of the 2023 convertible senior notes. The equity component was recorded in additional paid-in-capital and is not re-measured as long as it continues to meet the conditions for equity classification. The Debt Discount is being amortized to interest expense over the contractual term of the 2023 convertible senior notes at an effective interest rate of 6.39%.
In accounting for the debt issuance costs of $8.0 million related to the 2023 convertible senior notes, the Company allocated the total amount incurred to the liability and equity components of the 2023 convertible senior notes based on their relative values. Issuance costs attributable to the liability component were $6.0 million and are being amortized to interest expense using the effective interest method over the contractual term of the 2023 convertible senior notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
The net carrying amount of the liability component of the 2023 convertible senior notes was as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal	$77,745	$258,750
Unamortized debt discount	(11,649)	(44,881)
Unamortized issuance costs	(1,107)	(4,265)
Net carrying amount	$64,989	$209,604
The net carrying amount of the equity component of the 2023 convertible senior notes continued to meet the conditions for equity classification as presented below (in thousands):

	June 30, 2020	December 31, 2019
Equity component	$19,158	$63,756
Issuance costs	(600)	(1,998)
Net carrying amount	$18,558	$61,758
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Contractual interest expense	$60	$81	$141	$162
Amortization of debt discount	2,272	2,888	5,304	5,698
Amortization of issuance costs	216	267	504	536
Total interest expense	$2,548	$3,236	$5,949	$6,396

In connection with the issuance of the 2023 convertible senior notes, the Company entered into privately negotiated capped call transactions (the “2023 Capped Call Transactions”) with certain financial institutions. The 2023 Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2023 convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2023 convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The initial cap price of the 2023 Capped Call Transactions was $62.80 per share, and is subject to certain adjustments under the terms of the 2023 Capped Call Transactions. The 2023 Capped Call Transactions cover, subject to anti-dilution adjustments, approximately 6.3 million shares of the Company’s common stock. For accounting purposes, the 2023 Capped Call Transactions are separate transactions, and not integrated with the issuance of the 2023 convertible senior notes. As these transactions meet certain accounting criteria, the 2023 Capped Call Transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $31.4 million incurred in connection with the 2023 Capped Call Transactions was recorded as a reduction to additional paid-in capital.
In connection with the 2023 Note Repurchase Transactions, the Company amended the 2023 Capped Call Transactions such that the portion associated with the 2023 convertible senior notes subject to the 2023 Note Repurchase Transactions would remain outstanding notwithstanding the retirement of $181.0 million aggregate principal amount of 2023 convertible senior notes. Following such amendment, the 2023 Capped Call Transactions continue to meet the accounting criteria to be recorded in stockholders’ equity and are not accounted for as derivatives. Maturity of the Company’s 2023 convertible senior notes as of June 30, 2020 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$77,745
Total	$77,745

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2020 and December 31, 2019, the Company had 65,295,611 and 61,543,634 shares of common stock issued and outstanding, respectively. In May 2020, in connection with the 2023 Note Repurchase Transactions, the Company issued 2,723,581 shares of common stock. See Note 6 for further details.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

June 30, 2020
Stock options outstanding	2,431
Restricted stock units outstanding	2,753
Shares available for future grant under 2014 Plan	11,684
Shares available for future issuance under ESPP	2,598
Total shares of common stock reserved	19,466

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2020 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,530	$19.38
Options granted (weighted average grant date fair value of $33.39 per share)	227	73.25
Options exercised	(322)	18.91
Options forfeited or expired	(4)	36.70
Outstanding as of June 30, 2020	2,431	$24.45	5.9	$209,602

The aggregate intrinsic value disclosed in the above table is computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $110.67 per share as of June 30, 2020 for all in-the-money stock options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity during the six months ended June 30, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	2,372	$41.32
RSUs granted	1,050	73.26
RSUs vested and released	(604)	37.97
RSUs forfeited	(65)	48.56
Outstanding as of June 30, 2020	2,753	$54.54

Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of revenue	$2,499	$1,658	$4,488	$2,887
Research and development	3,684	1,907	6,491	3,377
Sales and marketing	5,265	2,749	9,371	4,998
General and administrative	5,343	4,122	10,235	7,860
Total stock-based compensation	$16,791	$10,436	$30,585	$19,122

As of June 30, 2020, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$17,414	$141,383	$2,506
Weighted-average amortization period	2.9 years	3.1 years	0.4 years

The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expected term (years)	6.0	6.1	6.0	6.1
Volatility	48%	46%	47%	46%
Risk-free interest rate	0.4%	2.4%	1.1%	2.5%
Dividend yield (1)	—	—	—	—

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(16,052)	$(1,860)	$(23,489)	$(3,784)
Weighted-average shares of common stock outstanding	63,282	60,058	62,494	59,714
Basic and diluted net loss per share	$(0.25)	$(0.03)	$(0.38)	$(0.06)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock options	2,431	2,693	2,431	2,693
Restricted stock units	2,753	2,598	2,753	2,598
Convertible senior notes	1,106	1,241	984	1,245
Total	6,290	6,532	6,168	6,536
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2023 convertible senior notes during the three and six months ended June 30, 2020 since the average market price of the Company’s common stock during the periods exceeded the initial conversion price of $40.82 per share. However, the potential shares of common stock issuable upon the conversion of the 2023 convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. The conversion spread had an anti-dilutive impact for the 2025 convertible senior notes during the three months ended June 30, 2020 since the average market price of the Company’s common stock during the period was less than the initial conversion price of $134.34 per share.
9. Income Taxes
The (benefit from) income taxes for the three and six months ended June 30, 2020 was approximately $(2.9) million and $(2.8) million, respectively. The provision for (benefit from) income taxes for the three and six months ended June 30, 2019 was approximately $29 thousand and $(20) thousand, respectively. The (benefit from) income taxes for the three and six months ended June 30, 2020 consisted primarily of foreign income taxes, state minimum taxes, as well as a benefit for a true-up to foreign income taxes. The provision for (benefit from) income taxes for the three and six months ended June 30, 2019 consisted primarily of foreign income taxes and state minimum taxes.
For the three and six months ended June 30, 2020, the provision for income taxes differed from the statutory amount due to reduction in the valuation allowance resulting from the recording of deferred tax liabilities related to the Virtual Observer acquisition. For the three and six months ended June 30, 2019, the provision for (benefit from) income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2020 and December 31, 2019. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2020, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment purchases, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2019 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and did not change materially during the six months ended June 30, 2020, except for certain hosting and telecommunications agreements and the future payment obligations associated with the 2025 convertible senior notes, which were issued in May and June 2020, offset in part by the repurchase of a portion of the 2023 convertible senior notes in May 2020. As of June 30, 2020, the Company’s commitment under various hosting and telecommunications agreements totaled $7.4 million for terms ranging up to 36 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of June 30, 2020, $825.2 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
United States	$91,784	$71,349	$179,215	$140,232
International	8,008	6,087	15,665	11,742
Total revenue	$99,792	$77,436	$194,880	$151,974

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2020	December 31, 2019
United States	$35,152	$29,246
International	4,647	3,944
Property and equipment, net	$39,799	$33,190

12. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2024. The Company’s leases have remaining terms of one to five years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$1,515	$1,237	$3,031	$2,340
Finance lease cost:
Amortization of right-of-use assets	$982	$1,905	$2,120	$3,360
Interest on finance lease liabilities	63	187	145	423
Total finance lease cost	$1,045	$2,092	$2,265	$3,783
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,607)	$(1,265)	$(3,190)	$(2,409)
Financing cash used in finance leases	(966)	(1,808)	(2,195)	(3,702)
Right of use assets obtained in exchange for lease obligations:
Operating leases	364	4,619	4,256	4,619
Finance leases	—	—	—	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$10,006	$8,746

Operating lease liabilities	$5,247	$5,064
Operating lease liabilities — less current portion	5,249	4,329
Total operating lease liabilities	$10,496	$9,393
Finance leases
Property and equipment, gross	$46,520	$46,671
Less: accumulated depreciation and amortization	(41,539)	(39,190)
Property and equipment, net	$4,981	$7,481
Finance lease liabilities:
Finance leases	$2,032	$3,518
Finance lease liabilities — less current portion	100	809
Total finance lease liabilities	$2,132	$4,327
Weighted average remaining terms were as follows (in years):

	June 30, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	2.6	2.7
Finance leases	1.0	1.1
Weighted average discount rates were as follows:

	June 30, 2020	December 31, 2019
Weighted average discount rate
Operating leases	4.6%	4.7%
Finance leases	7.5%	7.5%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2020	$3,285	$1,440
2021	3,451	787
2022	2,420	—
2023	1,288	—
2024	678	—
Total future minimum lease payments	11,122	2,227
Less: imputed interest	(626)	(95)
Total	$10,496	$2,132

13. Acquisitions

Virtual Observer
On April 1, 2020, the Company acquired all of the issued and outstanding shares of common stock of Virtual Observer, formerly Coordinated Systems, Inc., for cash consideration of approximately $32.2 million, subject to adjustment, pursuant to a stock purchase agreement by and among the Company and Robert H. Hutcheon, David R. Brower and Daniel J. McGrail, dated January 15, 2020. This acquisition, accounted for as a business combination, is intended to expand the Company's portfolio to include a cloud-based Workforce Optimization ("WFO") offering as a complement to its ongoing strategic partnerships with leading WFO providers.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $22.6 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed including calculation of deferred tax assets and liabilities. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The measurement period will end no later than one year from the acquisition date. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

Cash	$168
Tangible assets acquired	200
Acquired technology	12,200
Customer relationships	500
Trade name and trademarks	100
Goodwill	22,646
Total assets acquired	35,814
Deferred tax liability	(2,910)
Liabilities assumed	(682)
Total	$32,222

The acquired technology, customer relationships, and trade name and trademarks will be amortized on a straight-line basis over their estimated useful lives of 5 years, 5 years, and 2 years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $0.6 million and $0.8 million that have been expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations during the three and six months ended June 30, 2020, respectively, and expensed an additional $0.3 million in fiscal 2019.
The results of operations of this acquisition are included in the accompanying condensed consolidated statements of operations from the date of acquisition.

Whendu LLC

In November 2019, the Company acquired certain assets from Whendu, including its integration platform as a service ("iPaaS") platform, which the Company has determined to be an asset acquisition. The purchase price, including the Company’s transaction costs, was approximately $15.9 million, of which $15.4 million was allocated to the Whendu iPaaS platform and $0.5 million was allocated to an assembled workforce, on a relative fair value basis. The assets are amortized on a straight-line basis over their useful lives of four and three years, respectively.

14. Subsequent Event

On July 29, 2020, the Company entered into the Bishop Ranch Building Lease (the “Lease”) with 2600 CR, LLC, a Delaware limited liability company (the “Landlord”). Pursuant to the Lease, the Company will lease from the Landlord approximately 104,253 square feet of office space located at 3001 Bishop Drive, Suites 250 and 350, San Ramon, CA (the “Premises”). The Company expects to use the Premises as its new corporate headquarters. The Lease will commence on February 1, 2021 and will continue for a period of 120 months. The initial monthly base rent will be approximately $0.4 million, with periodic increases in accordance with the terms of the Lease, with eight months of rent abatement. In addition, the Company will be required to pay its proportionate share of building operating costs. As part of the Lease, the Company must provide a security deposit of approximately $0.5 million. The Landlord will provide the Company with a tenant improvement allowance of approximately $4.2 million.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and six months ended June 30, 2020, subscription and related usage fees accounted for 92% and 91%, respectively, of our revenue. For each of the three and six months ended June 30, 2019, subscription and related usage fees accounted for 92% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Effects of COVID-19

In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has significantly harmed the U.S. and global economies and financial markets, including those on which our common stock and our convertible senior notes trade, and may impact demand for our solutions.
In accordance with the various shelter-in-place and other social distancing orders and recommendations of applicable government agencies, all of our employees have transitioned to work-from-home operations and we have canceled all business travel by our employees, which have changed how we operate our business. Our clients and business partners are also subject to various and changing shelter-in-place and other social distancing orders and recommendations, which have changed the way we interact with our clients and business partners.
Our financial results for the first half of 2020 were not materially impacted by COVID-19. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers, partners and suppliers. While there is considerable uncertainty, we believe that certain parts of our business will benefit, particularly over the longer term, from the need to enable work from home agents and to enhance business continuity planning. On the other hand, our smaller clients with less financial resources will likely see their business decline or cease altogether, and clients in certain industry verticals, such as travel and leisure, and consumer discretionary may reduce their number of agent seats. In addition, our clients in general face uncertain and challenging macroeconomic conditions and may reduce the number of agent seats, delay purchasing decisions or payments, or experience an adverse impact on their ability to pay or may not be able to pay us.
See Part II, Item 1A. Risk Factors, for further discussion of the impact of the COVID-19 pandemic on our business and operations.
Key GAAP Operating Results
Our revenue increased to $99.8 million and $194.9 million for the three and six months ended June 30, 2020, respectively, from $77.4 million and $152.0 million for the three and six months ended June 30, 2019, respectively. Revenue growth has primarily been driven by our larger clients. For each of the three and six months ended June 30, 2020 and 2019, no single client accounted for more than 10% of our total revenue. As of June 30, 2020, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 6,000 agent seats. We had a net loss of $16.1 million and $23.5 million in the three and six months ended June 30, 2020, respectively, compared to a net loss of $1.9 million and $3.8 million in the three and six months ended June 30, 2019, respectively.
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
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in future periods. However, we expect cost of revenue and certain operating expenses to fluctuate as a percentage of revenue in the near term taking into consideration the impact of COVID-19 and the macroeconomic environment.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	June 30, 2020	June 30, 2019
Annual Dollar-Based Retention Rate	105%	107%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest income, expense and other, (4) acquisition-related transaction costs and one-time integration costs, (5) COVID-19 relief bonus for employees, (6) provision for (benefit from) income taxes, and (7) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(16,052)	$(1,860)	$(23,489)	$(3,784)
Non-GAAP adjustments:
Depreciation and amortization (1)	6,243	3,361	11,213	6,553
Stock-based compensation (2)	16,791	10,436	30,585	19,122
Interest expense	5,734	3,406	9,218	6,802
Interest income and other	4,965	(1,490)	3,893	(3,235)
Legal settlement	—	420	—	420
Legal and indemnification fees related to settlement (3)	—	64	—	356
Acquisition-related transaction costs and one-time integration costs	1,637	—	1,966	—
COVID-19 relief bonus for employees	1,817	—	1,817	—
Provision for (benefit from) income taxes	(2,876)	29	(2,807)	(20)
Adjusted EBITDA	$18,259	$14,366	$32,396	$26,214
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of revenue	$5,120	$2,504	$9,060	$4,870
Research and development	497	450	963	890
Sales and marketing	2	1	3	2
General and administrative	624	406	1,187	791
Total depreciation and amortization	$6,243	$3,361	$11,213	$6,553
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
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses, including stock-based compensation, for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars and as a percentage of revenue in the near term, due to among other things, the impact of COVID-19 and the resulting macroeconomic conditions, but to increase in absolute dollars and decline as a percentage of revenue over time.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	100%	100%	100%	100%
Cost of revenue	43%	40%	42%	41%
Gross profit	57%	60%	58%	59%
Operating expenses:
Research and development	17%	14%	17%	14%
Sales and marketing	32%	30%	32%	29%
General and administrative	16%	16%	16%	16%
Total operating expenses	65%	60%	65%	59%
Income (loss) from operations	(8)%	—%	(7)%	—%
Other income (expense), net:
Interest expense	(6)%	(4)%	(5)%	(4)%
Interest income and other	(5)%	2%	(1)%	2%
Total other income (expense), net	(11)%	(2)%	(6)%	(2)%
Loss before income taxes	(19)%	(2)%	(13)%	(2)%
Provision for (benefit from) income taxes	(3)%	—%	(1)%	—%
Net loss	(16)%	(2)%	(12)%	(2)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Revenue	$99,792	$77,436	$22,356	29%	$194,880	$151,974	$42,906	28%
The increase in revenue for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$42,453	$31,248	$11,205	36%	$82,490	$62,099	$20,391	33%
% of Revenue	43%	40%			42%	41%
The increase in cost of revenue for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to a $3.9 million and $6.4 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $2.3 million and a $3.5 million increase in depreciation and data center costs driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities, a $1.7 million and a $2.7 million increase in amortization expense due to the acquisitions of certain intangible assets from Whendu in November 2019 and Virtual Observer in April 2020, a $1.1 million and a $2.6 million increase in third-party hosted software costs driven by increased client activities, a $1.0 million and $1.7 million increase in facilities and related costs, and a $0.9 million and $1.5 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and an increase in the USF contribution rate.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$57,339	$46,188	$11,151	24%	$112,390	$89,875	$22,515	25%
% of Revenue	57%	60%			58%	59%
The increase in gross profit for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to increases in subscription and usage revenues. The decrease in gross margin for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to the increase in amortization expense from the acquisition of certain intangible assets from Virtual Observer and Whendu and from an increase in stock-based compensation costs, driven by increased headcount and a higher fair value of employee equity awards primarily due to our increased stock price.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Research and development	$17,208	$10,811	$6,397	59%	$32,397	$21,357	$11,040	52%
% of Revenue	17%	14%			17%	14%
The increase in research and development expenses for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to a $5.3 million and a $9.3 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$32,231	$23,250	$8,981	39%	$62,391	$44,951	$17,440	39%
% of Revenue	32%	30%			32%	29%
The increase in sales and marketing expenses for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to a $6.7 million and $12.9 million increase in personnel-related costs including stock-based compensation costs driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, and a $2.0 million and a $3.8 million increase in sales commission expenses driven by the growth in sales and bookings of our solution.
General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$16,129	$12,042	$4,087	34%	$30,787	$23,804	$6,983	29%
% of Revenue	16%	16%			16%	16%

The increase in general and administrative expenses for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to a $3.2 million and a $5.7 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards primarily driven by our increased stock price, and a $1.0 million increase in legal and other professional services costs, which included $0.4 million in acquisition-related costs from the acquisition of Virtual Observer.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(5,734)	$(3,406)	$(2,328)	68%	$(9,218)	$(6,802)	$(2,416)	36%
Interest income and other	(4,965)	1,490	(6,455)	(433)%	(3,893)	3,235	(7,128)	(220)%
Total other income (expense), net	$(10,699)	$(1,916)	$(8,783)	458%	$(13,111)	$(3,567)	$(9,544)	268%
% of Revenue	(11)%	(2)%			(6)%	(3)%
The increase in interest expense for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to an increase in interest expense under our 2025 convertible senior notes issued in May and June 2020, offset in part by the decrease in interest expense as a result of the 2023 Note Repurchase Transactions, which decreased the aggregate outstanding principal amount of our 2023 convertible senior notes.
The unfavorable change of $(6.5) million and $(7.1) million in interest income and other for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily from a $5.8 million loss associated with the early extinguishment of our 2023 convertible senior notes and from lower interest income on our marketable investments.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018. As of June 30, 2020, we had $675.5 million in working capital, which included $233.2 million in cash and cash equivalents and $452.7 million in short-term marketable investments. We also had $82.1 million in long-term marketable investments as of June 30, 2020.
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of June 30, 2020, after giving effect to the 2023 Note Repurchase Transactions, approximately $77.7 million aggregate principal amount of 2023 convertible senior notes remained outstanding. For additional information regarding the convertible senior notes and related transactions, see Note 6 to the condensed consolidated financial statements included in this report.
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.  Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel and the introduction of new and enhanced offerings, including the impact of the COVID-19 pandemic on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our future capital requirements, either to pay acquisition costs or to support our combined operations. We may raise additional equity or engage in debt financings at any time to fund these or other requirements. However, we may not be able to raise additional equity or debt financing when needed on terms acceptable to us or at all, depending on market conditions and other factors, including the length and severity of the impact of the COVID-19 pandemic on general economic conditions and potential future impacts on the financial markets. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders would be diluted. If we raise additional funds through the incurrence of additional indebtedness, we will be subject to increased debt service obligations and could also be subject to restrictive covenants and other operating restrictions that could negatively impact our ability to operate our business.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Net cash provided by operating activities	$25,159	$17,978	$7,181	40%
Net cash (used in) provided by investing activities	(336,353)	6,037	(342,390)	(5,672)%
Net cash provided by financing activities	466,453	4,542	461,911	10,170%
Net increase in cash and cash equivalents	$155,259	$28,557	$126,702	444%

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
Net cash provided by operating activities was $25.2 million during the six months ended June 30, 2020. Net cash provided by operating activities resulted from our net loss of $23.5 million adjusted for non-cash items of $57.1 million, primarily consisting of $30.6 million of stock-based compensation, $11.2 million of depreciation and amortization, $8.6 million of amortization of discount and issuance costs on our convertible senior notes and $5.8 million of loss from the early extinguishment of our 2023 convertible senior notes, offset by use of cash for operating assets and liabilities of $8.5 million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $18.0 million during the six months ended June 30, 2019. Net cash provided by operating activities resulted from our net loss of $3.8 million adjusted for non-cash items of $33.0 million, primarily consisting of $19.1 million of stock-based compensation, $6.6 million of depreciation and amortization, and $6.2 million of amortization of discount and issuance costs on our convertible senior notes, offset by use of cash for operating assets and liabilities of $11.2 million primarily due to the time of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $336.4 million in the six months ended June 30, 2020 was comprised of $460.9 million related to cash proceeds from maturities of marketable investments, $28.3 million, net of cash acquired in connection with the acquisition of Virtual Observer and $14.9 million in capital expenditures, offset in part by $167.9 million related to purchases of marketable investments.

Net cash provided by investing activities of $6.0 million in the six months ended June 30, 2019 was comprised of $165.4 million related to cash proceeds from maturities of marketable investments and $0.2 million cash proceeds related to gain from the sale of convertible notes held for investment, offset in part by $151.3 million related to purchases of marketable investments and $8.2 million in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities of $466.5 million in the six months ended June 30, 2020 related to net cash proceeds of $728.8 million from the issuance of the 2025 convertible senior notes, net of initial purchasers' discounts and commissions and estimated debt issuance costs, cash proceeds of $6.1 million from exercise of stock options and $5.7 million from the sale of common stock under our employee stock purchase plan, partially offset by $181.5 million of cash paid in connection with the 2023 Note Repurchase Transactions, $90.5 million of cash paid in connection with the 2025 Capped Call Transactions and $2.2 million of payments related to finance leases.
Net cash provided by financing activities of $4.5 million in the six months ended June 30, 2019 related to cash proceeds of $4.2 million from exercises of stock options and $4.0 million from the sale of common stock under our ESPP, partially offset by $3.7 million of payments related to finance leases.
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under our convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2019 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and did not change materially during the six months ended June 30, 2020 except for certain hosting and telecommunications agreements and the future payment obligations associated with the 2025 convertible senior notes, which were issued in May and June 2020, offset in part by the repurchase of a portion of the 2023 convertible senior notes in May 2020. As of June 30, 2020, our commitments under various hosting and telecommunications agreements for terms ranging up to 36 months totaled $7.4 million. These agreements require us to make monthly payments over the service term in exchange for certain network services.
As of June 30, 2020, $825.2 million of aggregate principal amount of our convertible senior notes was outstanding. The 2023 convertible senior notes are due May 1, 2023 and the 2025 convertible senior notes are due June 1, 2025. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.

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
We had cash and cash equivalents, and marketable securities (short and long-term) totaling $768.0 million as of June 30, 2020. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2020, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $77.7 million, respectively. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our convertible senior notes bear a fixed interest rate, and therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2020 and May 2018 related to the issuance of our 2025 convertible senior notes and our 2023 convertible senior notes.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
Except for the below risk factors, which update those previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 27, 2020, there have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition to the other information set forth in this report, including the below update to Risk Factors, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.

The effects of the COVID-19 pandemic have materially affected how we, our clients and business partners are operating, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has continued to significantly harm the U.S. and global economies and financial markets, including those on which our common stock and other securities trade, and may impact demand for our solutions.
Our employees continue to follow various shelter-in-place and other social distancing orders and recommendations of applicable government agencies. Our employees' business travel has been suspended except where necessary and properly authorized. Our clients and business partners are also subject to various shelter-in-place and other social distancing orders, which have changed the way we interact with our clients and business partners. Moreover, the conditions caused by the COVID-19 pandemic, the extent of which depends upon its prolonged impact, has or may:
•harm our ability to renew and maintain our relationships with our existing clients;
•cause our existing clients to reduce the number of seats to which they subscribe, seek price concessions, or go out of business, which would harm our revenue;
•result in some of our clients failing to comply with the terms of their agreements, including payment terms, due to economic uncertainty, financial hardship, and even failure of these businesses, which could result in us being required to take action to collect payments, terminate their subscriptions for our solution, increase accounts receivable, and reduce collections, any which would increase our expenses and harm our revenues and results of operations;
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
•lead to the adoption of additional new laws and regulations that we are required to comply with and that could harm our results of operations, and we may be subject to COVID-19 related litigation; and
•cause the price per share of our common stock or the trading price of our convertible senior notes to continue to experience substantial volatility, and potentially decline, based on developments and announcements related to COVID-19 and its impact on the global and U.S. economy in general or our industry in particular, our failure to meet our guidance or analyst expectations or withdrawal or modification by us of previously issued guidance.
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of containment actions, the duration of shelter-in-place and other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, clients and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change. However, the effects could have a material impact on our results of operations and heighten many of the risks described under “Risk Factors” and elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In May 2018, we issued $258.8 million in aggregate principal amount of the 2023 convertible senior notes in a private offering. In May 2020, we repurchased or exchanged $181.0 in aggregate principal amount of the 2023 convertible senior notes through individually negotiated private transactions in the 2023 Note Repurchase

Transactions. As of June 30, 2020, after giving effect to the 2023 Note Repurchase Transactions, we had approximately $77.8 million in aggregate principal amount of the 2023 convertible senior notes outstanding. The 2023 convertible senior notes mature on May 1, 2023 and the interest rate of the 2023 convertible senior notes is fixed at 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year.

In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, all of which were outstanding as of June 30, 2020. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, including the convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate sufficient cash flows, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive to existing holders of our common stock. Our ability to obtain additional financing or refinance either or both series of the convertible senior notes, or any future indebtedness, will depend on conditions in the capital markets and our financial condition at such time, among other factors. We may not be able to engage in any of these activities on favorable terms or at all, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition.

Subject to certain conditions, holders of both series of the convertible senior notes have the right to require us to repurchase for cash all or any portion of their convertible senior notes upon the occurrence of a fundamental change (as defined in the indentures governing the convertible senior notes) at a fundamental change repurchase price equal to 100% of the principal amount of the applicable series of convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date.

Upon conversion of either or both series of convertible senior notes in accordance with their terms, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation through the payment of cash. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may be further limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase any convertible senior notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on any future conversions as required by the applicable indenture would constitute a default under such indenture. A default under either such indenture would lead to, and the occurrence of the fundamental change itself may also lead to, a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase any convertible senior notes when required, or to make cash payments upon conversions thereof.

The conditional conversion feature of the 2023 convertible senior notes and, if triggered, the 2025 convertible senior notes, may adversely affect our financial condition and operating results.

If and to the extent the conditional conversion features of either or both series of convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended June 30, 2020, one of the conversion features of the 2023 convertible senior notes was triggered, entitling the holders thereof to convert such convertible senior notes from July 1, 2020 to September 30, 2020. Whether the 2023 convertible senior notes will be convertible after June 30, 2020 will depend on the continued satisfaction of this condition or other conversion conditions.

To the extent that the respective conditional conversion features of either or both series of convertible senior notes are triggered in the future, holders of such convertible senior notes, as applicable, will be entitled to convert their convertible senior notes at any time during the specified periods at their option. If one or more holders elect to convert their convertible senior notes during any such specified period, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Any election to settle conversions of convertible senior notes with cash could adversely affect our liquidity.

Transactions relating to the convertible senior notes may dilute the ownership interests of our existing stockholders or adversely affect the market price of our common stock.

The conversion of some or all of either series of convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the convertible senior notes elect to convert their notes during one of the specified conversion periods referred to above, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the convertible senior notes, such as the 2023 Note Repurchase Transactions, which involved the issuance of 2,723,581 shares of our common stock to certain holders of the 2023 convertible senior notes. We received elections to convert a limited number of 2023 convertible senior notes in the fourth quarter of 2019, and first and second quarters of 2020. We have elected to satisfy our obligations through the payment of cash in certain circumstances, and the issuance of shares of common stock in other circumstances, to such convertible senior note holders. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.

In addition, in connection with the issuance of the 2023 convertible senior notes and the 2025 convertible senior notes, we entered into capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to holders of our common stock upon any conversion or settlement of either series of convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of such convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap under the terms of the capped call transactions. We expect that the Option Counterparties or their respective affiliates may from time to time purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock in connection with their hedging activities relating to the capped call transactions. The Option Counterparties or their respective affiliates also may modify their hedge positions by entering into or unwinding such derivative transactions and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the applicable maturity of either series of convertible senior notes. These activities could negatively affect the market price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as both series of convertible senior notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as both series of convertible senior notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the applicable series of convertible senior notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the applicable series convertible senior notes, which reduces their initial carrying value. The carrying value of the applicable series of convertible senior notes, net of the discount recorded, will be accreted up to the principal amount of such series of convertible senior notes from the issuance date until the applicable maturity date, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of either or both series of convertible senior notes.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

3.1
Amended and Restated Bylaws of Five9, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).

4.1
Indenture, dated as of May 27, 2020, between Five 9, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).

4.2
Form of 0.500% Convertible Senior Notes due 2025 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).

10.1	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).
10.2
Bishop Ranch Building Lease, dated July 29, 2020, between Five9, Inc. and 2600 CR, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).

10.3+*	Chairman of the Board Agreement
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

+ Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	August 3, 2020	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)