Form 10-Q
period 2020-09-30
Five9, Inc.
filed 2020-10-29
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of October 23, 2020, there were 65,981,567 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
•we may acquire other companies or technologies, such as Inference Solutions Inc. ("Inference"), or be the target of strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results;
•failure to comply with laws and regulations could harm our business and our reputation;
•we may not have sufficient cash to service our convertible senior notes and repay such notes, if required; and
•our acquisition of Inference is subject to various conditions to closing that may not be satisfied, and the amount of consideration to be paid for Inference is dependent on various purchase price adjustments, as well as whether or not certain earn-out metrics are satisfied.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$301,767	$77,976
Marketable investments	479,141	241,973
Accounts receivable, net	42,542	37,655
Prepaid expenses and other current assets	15,908	10,656
Deferred contract acquisition costs	17,932	13,014
Total current assets	857,290	381,274
Property and equipment, net	41,676	33,190
Operating lease right-of-use assets	8,669	8,746
Intangible assets, net	23,867	15,533
Goodwill	34,444	11,798
Other assets	3,258	1,184
Deferred contract acquisition costs — less current portion	44,083	30,655
Total assets	$1,013,287	$482,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,829	$10,156
Accrued and other current liabilities	40,814	18,385
Operating lease liabilities	4,307	5,064
Accrued federal fees	2,562	2,303
Sales tax liabilities	1,629	1,885
Finance lease liabilities	1,299	3,518
Deferred revenue	28,527	24,681
Total current liabilities	91,967	65,992
Convertible senior notes	646,592	209,604
Sales tax liabilities — less current portion	851	838
Operating lease liabilities — less current portion	4,679	4,329
Finance lease liabilities — less current portion	—	809
Other long-term liabilities	6,809	4,350
Total liabilities	750,898	285,922
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	66	61
Additional paid-in capital	452,531	351,870
Accumulated other comprehensive income	761	576
Accumulated deficit	(190,969)	(156,049)
Total stockholders’ equity	262,389	196,458
Total liabilities and stockholders’ equity	$1,013,287	$482,380
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$112,143	$83,769	$307,023	$235,743
Cost of revenue	46,561	34,472	129,051	96,571
Gross profit	65,582	49,297	177,972	139,172
Operating expenses:
Research and development	17,674	11,665	50,071	33,022
Sales and marketing	32,969	25,014	95,360	69,965
General and administrative	16,724	12,146	47,511	35,950
Total operating expenses	67,367	48,825	192,942	138,937
Income (loss) from operations	(1,785)	472	(14,970)	235
Other income (expense), net:
Interest expense	(9,649)	(3,486)	(18,867)	(10,288)
Interest income and other	349	1,460	(3,544)	4,695
Total other income (expense), net	(9,300)	(2,026)	(22,411)	(5,593)
Loss before income taxes	(11,085)	(1,554)	(37,381)	(5,358)
Provision for (benefit from) income taxes	346	50	(2,461)	30
Net loss	$(11,431)	$(1,604)	$(34,920)	$(5,388)
Net loss per share:
Basic and diluted	$(0.17)	$(0.03)	$(0.55)	$(0.09)
Shares used in computing net loss per share:
Basic and diluted	65,460	60,781	63,490	60,074
Comprehensive Loss:
Net loss	$(11,431)	$(1,604)	$(34,920)	$(5,388)
Other comprehensive income (loss)	(243)	81	185	320
Comprehensive loss	$(11,674)	$(1,523)	$(34,735)	$(5,068)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2019	60,619	$61	$321,644	$146	$(155,281)	$166,570
Issuance of common stock upon exercise of stock options	165	—	1,849	—	—	1,849
Issuance of common stock upon vesting of restricted stock units	272	—	—	—	—	—
Stock-based compensation	—	—	11,075	—	—	11,075
Other comprehensive income	—	—	—	81	—	81
Net loss	—	—	—	—	(1,604)	$(1,604)
Balance as of September 30, 2019	61,056	$61	$334,568	$227	$(156,885)	$177,971

Balance as of June 30, 2020	65,296	$65	$432,877	$1,004	$(179,538)	$254,408
Equity component from conversion of the 2023 convertible senior notes	—	—	(10,623)	—	—	(10,623)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	80	—	10,145	—	—	10,145
Issuance of common stock upon exercise of stock options	143	1	2,846	—	—	2,847
Issuance of common stock upon vesting of restricted stock units	271	—	—	—	—	—
Stock-based compensation	—	—	17,286	—	—	17,286
Other comprehensive loss	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	(11,431)	(11,431)
Balance as of September 30, 2020	65,790	$66	$452,531	$761	$(190,969)	$262,389

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	59,210	$59	$294,279	$(93)	$(151,497)	$142,748
Issuance of common stock upon exercise of stock options	825	2	6,096	—	—	6,098
Issuance of common stock upon vesting of restricted stock units	912	—	—	—	—	—
Issuance of common stock under ESPP	109	—	3,996	—	—	3,996
Stock-based compensation	—	—	30,197	—	—	30,197
Other comprehensive income	—	—	—	320	—	320
Net loss	—	—	—	—	(5,388)	$(5,388)
Balance as of September 30, 2019	61,056	$61	$334,568	$227	$(156,885)	$177,971

Balance as of December 31, 2019	61,544	$61	$351,870	$576	$(156,049)	$196,458
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(304,432)	—	—	(304,432)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2,804	3	278,715	—	—	278,718
Issuance of common stock upon exercise of stock options	465	1	8,927	—	—	8,928
Issuance of common stock upon vesting of restricted stock units	874	1	(1)	—	—	—
Issuance of common stock under ESPP	103	—	5,666	—	—	5,666
Stock-based compensation	—	—	47,871	—	—	47,871
Other comprehensive income	—	—	—	185	—	185
Net loss	—	—	—	—	(34,920)	(34,920)
Balance as of September 30, 2020	65,790	$66	$452,531	$761	$(190,969)	$262,389

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(34,920)	$(5,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,750	10,050
Amortization of operating lease right-of-use assets	4,227	3,420
Amortization of premium on marketable investments	1,819	(1,036)
Provision for doubtful accounts	578	78
Stock-based compensation	47,871	30,197
Gain on sale of convertible note held for investment	—	(217)
Amortization of discount and issuance costs on convertible senior notes	17,204	9,484
Loss on early extinguishment of debt	6,077	—
Tax benefit of valuation allowance associated with an acquisition	(2,910)	—
Others	73	2
Changes in operating assets and liabilities:
Accounts receivable	(5,306)	(6,677)
Prepaid expenses and other current assets	(5,445)	(3,172)
Deferred contract acquisition costs	(18,345)	(9,035)
Other assets	(2,074)	(264)
Accounts payable	2,667	100
Accrued and other current liabilities	13,528	3,522
Accrued federal fees and sales tax liability	16	233
Deferred revenue	5,246	4,391
Other liabilities	(66)	(33)
Net cash provided by operating activities	47,990	35,655
Cash flows from investing activities:
Purchases of marketable investments	(507,046)	(274,401)
Proceeds from maturities of marketable investments	268,207	285,281
Purchases of property and equipment	(20,412)	(12,776)
Cash paid to acquire Virtual Observer	(28,313)	—
Cash paid to acquire substantially all of the assets of Whendu LLC	(100)	—
Proceeds from sale of convertible note held for investment	—	217
Net cash used in investing activities	(287,664)	(1,679)
Cash flows from financing activities:
Proceeds from issuance of 2025 convertible senior notes, net of issuance costs	728,812	—
Payments for capped call transactions related to the 2025 convertible senior notes	(90,448)	—
Repurchase of a portion of 2023 convertible senior notes, net of costs	(186,465)	—
Proceeds from exercise of common stock options	8,928	6,097
Proceeds from sale of common stock under ESPP	5,666	3,996
Payments of finance leases	(3,028)	(5,408)
Net cash provided by financing activities	463,465	4,685
Net increase in cash and cash equivalents	223,791	38,661
Cash and cash equivalents:
Beginning of period	77,976	81,912
End of period	$301,767	$120,573
Supplemental disclosures of cash flow data:
Cash paid for interest	$346	$746
Cash paid for income taxes	$161	$204
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$3,721	$862
Capitalization of leasehold improvement through non-cash lease incentive	$—	$42
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
Recent Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This standard will be effective for the Company fiscal years beginning in the first quarter of 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends its guidance to simplify the accounting for income taxes by, among other things, removing exceptions to certain general principles in Topic 740, Income Taxes. This standard will be effective for the Company beginning in the first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.
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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, net	$42,542	$37,655

Deferred contract acquisition costs:
Current	$17,932	$13,014
Non-current	44,083	30,655
Total deferred contract acquisition costs	$62,015	$43,669

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$1,075	$825
Contract liabilities (deferred revenue)	28,527	24,681
Contract liabilities (deferred revenue) (included in other long-term liabilities)	3,434	1,550
Net contract liabilities	$(30,886)	$(25,406)
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
In the three and nine months ended September 30, 2020, the Company recognized revenue of $1.7 million and $21.7 million, respectively, related to its contract liabilities at December 31, 2019.
Remaining Performance Obligations
As of September 30, 2020, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $286.5 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,729	$1	$—	$3,730
U.S. treasury	302,412	160	—	302,572
U.S. agency securities	148,836	85	—	148,921
Commercial paper	5,991	—	—	5,991
Municipal bonds	1,661	1	—	1,662
Corporate bonds	16,251	14	—	16,265
Total	$478,880	$261	$—	$479,141

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$161	$1	$—	$162
U.S. treasury	31,933	8	(1)	31,940
U.S. agency securities	177,629	110	(9)	177,730
Commercial paper	15,240	—	—	15,240
Municipal bonds	3,014	1	—	3,015
Corporate bonds	13,876	10	—	13,886
Total	$241,853	$130	$(10)	$241,973
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$—	$1,498	$(1)	$12,926
U.S. agency securities	—	—	(9)	36,322
Corporate bonds	—	—	—	251
Total	$—	$1,498	$(10)	$49,499

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of September 30, 2020, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors, which it is now required to assess upon adoption of ASU 2016-13.

The contractual maturities of the Company’s marketable investments as of September 30, 2020 and December 31, 2019 were less than one year.

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$172,482	$—	$—	$172,482
U.S. treasury	49,994	—	—	49,994
Total cash equivalents	$222,476	$—	$—	$222,476
Marketable investments
Certificates of deposit	$—	$3,730	$—	$3,730
U.S. treasury	302,572	—	—	302,572
U.S. agency securities	—	148,921	—	148,921
Commercial paper	—	5,991	—	5,991
Municipal bonds	—	1,662	—	1,662
Corporate bonds	—	16,265	—	16,265
Total marketable investments	$302,572	$176,569	$—	$479,141

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$2,179	$—	$—	$2,179
Commercial paper	—	2,697	—	2,697
Total cash equivalents	$2,179	$2,697	$—	$4,876
Marketable investments
Certificates of deposit	$—	$162	$—	$162
U.S. treasury	31,940	—	—	31,940
U.S. agency securities	—	177,730	—	177,730
Commercial paper	—	15,240	—	15,240
Municipal bonds	—	3,015	—	3,015
Corporate bonds	—	13,886	—	13,886
Total marketable investments	$31,940	$210,033	$—	$241,973
As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 (the "2023 convertible senior notes") was $229.8 million and $437.0 million, respectively. As of September 30, 2020, the estimated fair value of the Company's outstanding 0.500% convertible senior notes due 2025 (the "2025 convertible senior notes" and, together with the 2023 convertible senior notes, the "convertible senior notes") was $904.3 million. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash	$79,291	$73,100
Money market funds	172,482	2,179
U.S. treasury	49,994	—
Commercial paper	—	2,697
Total cash and cash equivalents	$301,767	$77,976
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts receivable	$37,959	$34,591
Unbilled trade accounts receivable, net of advance client deposits	4,702	3,075
Allowance for doubtful accounts	(119)	(11)
Accounts receivable, net	$42,542	$37,655

The Company's adoption of ASU 2016-13 on January 1, 2020 required it to shift from an incurred loss impairment model to an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its allowance for doubtful accounts on its trade accounts receivables, unbilled accounts receivables and contract assets. The adoption of this new standard resulted in an increase to the allowance for doubtful accounts reserve of $0.2 million and $0.5 million during the three and nine months ended September 30, 2020, respectively. The following table presents the change in the allowance for doubtful accounts, including consideration of expected credit losses, for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance, beginning of period	$(115)	$(11)
Add: Bad debt expense	(225)	(578)
Less: Write-offs, net of recoveries	221	470
Balance, end of period	$(119)	$(119)

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$9,824	$4,901
Other current assets	5,009	4,930
Contract assets	1,075	825
Prepaid expenses and other current assets	$15,908	$10,656
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer and network equipment	$82,651	$67,378
Computer software	20,056	14,157
Internal-use software development costs	500	500
Furniture and fixtures	2,874	2,918
Leasehold improvements	2,132	2,264
Property and equipment	108,213	87,217
Accumulated depreciation and amortization	(66,537)	(54,027)
Property and equipment, net	$41,676	$33,190
Depreciation and amortization expense associated with property and equipment was $4.8 million and $13.2 million for the three and nine months ended September 30, 2020, respectively, and $3.4 million and $9.8 million for the three and nine months ended September 30, 2019, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	September 30, 2020	December 31, 2019
Gross	$46,471	$46,671
Less: accumulated depreciation and amortization	(42,488)	(39,190)
Total	$3,983	$7,481
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$28,620	$14,233
Accrued expenses	12,194	4,152
Accrued and other current liabilities	$40,814	$18,385

5. Goodwill and Intangible Assets
Goodwill of $22.6 million and intangible assets of $12.8 million were recorded as a result of the Company's acquisition of Virtual Observer, formerly Coordinated Systems, Inc., in April 2020. See Note 13 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the nine months ended September 30, 2020 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2019	$11,798	$15,533
Addition (Virtual Observer)	22,646	12,800
Addition (Whendu)	—	100
Amortization	—	(4,566)
End of the period, September 30, 2020	$34,444	$23,867

The components of intangible assets were as follows (in thousands):

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$30,075	$(7,065)	$23,010	3.8	$17,777	$(2,690)	$15,087	3.9
Acquired workforce	470	(138)	332	2.2	467	(21)	446	2.9
Customer relationships	500	(50)	450	4.5	—	—	—
Trademarks	100	(25)	75	1.5	—	—	—
Total	$31,145	$(7,278)	$23,867	3.8	$18,244	$(2,711)	$15,533	3.8

Amortization expense for intangible assets was $1.7 million and $4.6 million during the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2019. The increase in amortization expense during the three and nine months ended September 30, 2020 was due to the acquisition of intangible assets from Whendu LLC ("Whendu") in November 2019 and from Virtual Observer in April 2020.
As of September 30, 2020, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2020	$1,666
2021	6,600
2022	6,542
2023	5,883
2024	2,540
Thereafter	636
Total	$23,867

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
The closing market price of the Company's common stock of $129.68 per share as of September 30, 2020, the last trading day during the three months ended September 30, 2020, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 30, 2020, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2020, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes were therefore not convertible during the three months ended September 30, 2020.
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
In accounting for the issuance of the 2025 convertible senior notes, the 2025 convertible senior notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the 2025 Conversion Option was $158.3 million and was determined by deducting the fair value of the liability component from the par value of the 2025 convertible senior notes. The equity component was recorded in additional paid-in-capital and is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is being amortized to interest expense over the contractual term of the notes at an effective interest rate of 5.76%. The debt component was classified as long term liabilities during the three months ended September 30, 2020.
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
The net carrying amount of the liability component of the 2025 convertible senior notes was as follows (in thousands):

September 30, 2020
Principal	$747,500
Unamortized debt discount	(148,843)
Unamortized issuance costs	(13,848)
Net carrying amount	$584,809

The net carrying amount of the equity component of the 2025 convertible senior notes was as follows (in thousands):

September 30, 2020
Equity component	$158,321
Issuance costs	(3,958)
Net carrying amount	$154,363

Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Contractual interest expense	$934	$1,296
Amortization of debt discount	6,949	9,477
Amortization of issuance costs	646	881
Total interest expense	$8,529	$11,654

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
The net impact to the Company's stockholders' equity as of September 30, 2020, included in additional paid-in capital, relating to the issuance of the 2025 convertible senior notes was as follows (in thousands):

September 30, 2020
Conversion option	$158,321
Payments for capped call transactions	(90,448)
Issuance costs	(3,958)
Total	$63,915
Maturity of the Company’s 2025 convertible senior notes as of September 30, 2020 was as follows (in thousands):

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

As of September 30, 2020, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $72.7 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
During each of the quarters from the third quarter of 2019 through the third quarter of 2020, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each of the first three quarters of 2020. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to September 30, 2020, and are currently convertible between October 1, 2020 to December 31, 2020. Whether the 2023 convertible senior notes will be convertible after December 31, 2020 will depend on the continued satisfaction of this condition or other conversion conditions in the future. To date, the Company has paid $5.0 million in cash and issued 80,462 shares of its common stock to settle aggregate principal amount of $5,007,000 of its 2023 convertible senior notes that resulted in a $0.3 million loss on early debt extinguishment. In addition, on or prior to September 30, 2020, the Company received elections to convert aggregate principal amount of $13,876,000 of its 2023 convertible senior notes that remain unsettled as of the end of the third quarter of 2020. From October 1, 2020 through the date of this filing, the Company received additional elections to convert aggregate principal amount of $2,719,000. The Company has and expects to settle these conversions in cash or a combination of cash and shares during the fourth quarter of 2020 and first quarter of 2021. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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
The net carrying amount of the liability component of the 2023 convertible senior notes was as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal	$72,743	$258,750
Unamortized debt discount	(10,009)	(44,881)
Unamortized issuance costs	(951)	(4,265)
Net carrying amount	$61,783	$209,604

The net carrying amount of the equity component of the 2023 convertible senior notes continued to meet the conditions for equity classification as presented below (in thousands):

	September 30, 2020	December 31, 2019
Equity component	$17,924	$63,756
Issuance costs	(562)	(1,998)
Net carrying amount	$17,362	$61,758
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Contractual interest expense	$24	$81	$165	$243
Amortization of debt discount	948	2,968	6,252	8,666
Amortization of issuance costs	90	282	594	818
Total interest expense	$1,062	$3,331	$7,011	$9,727
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
In connection with the 2023 Note Repurchase Transactions, the Company amended the 2023 Capped Call Transactions such that the portion associated with the 2023 convertible senior notes subject to the 2023 Note Repurchase Transactions would remain outstanding notwithstanding the retirement of $181.0 million aggregate principal amount of 2023 convertible senior notes. Following such amendment, the 2023 Capped Call Transactions continue to meet the accounting criteria to be recorded in stockholders’ equity and are not accounted for as derivatives. Maturity of the Company’s 2023 convertible senior notes as of September 30, 2020 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$72,743
Total	$72,743

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2020 and December 31, 2019, the Company had 65,790,110 and 61,543,634 shares of common stock issued and outstanding, respectively. During the three and nine months ended September 30, 2020, the Company issued 80,462 and 2,804,043 shares of common stock in connection with 2023 convertible senior note settlements. See Note 6 for further details.

Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

September 30, 2020
Stock options outstanding	2,298
Restricted stock units outstanding	2,513
Shares available for future grant under 2014 Plan	11,642
Shares available for future issuance under ESPP	2,598
Total shares of common stock reserved	19,051

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2020 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,530	$19.38
Options granted (weighted average grant date fair value of $34.26 per share)	238	75.28
Options exercised	(465)	19.21
Options forfeited or expired	(5)	34.23
Outstanding as of September 30, 2020	2,298	$25.17	5.7	$240,158

The aggregate intrinsic value disclosed in the above table is computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $129.68 per share as of September 30, 2020 for all in-the-money stock options outstanding.
Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity during the nine months ended September 30, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	2,372	$41.32
RSUs granted	1,113	75.83
RSUs vested and released	(875)	39.50
RSUs forfeited	(97)	50.62
Outstanding as of September 30, 2020	2,513	$57.45

Stock-Based Compensation
Stock-based compensation expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of revenue	$2,603	$1,702	$7,091	$4,589
Research and development	3,876	2,022	10,368	5,399
Sales and marketing	5,427	3,017	14,798	8,015
General and administrative	5,380	4,334	15,614	12,194
Total stock-based compensation	$17,286	$11,075	$47,871	$30,197

As of September 30, 2020, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$16,135	$133,452	$826
Weighted-average amortization period	2.7 years	2.9 years	0.1 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Expected term (years)	6.0	6.1	6.0	6.1
Volatility	47%	46%	47%	46%
Risk-free interest rate	0.4%	1.8%	1.1%	2.3%
Dividend yield (1)	—	—	—	—

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(11,431)	$(1,604)	$(34,920)	$(5,388)
Weighted-average shares of common stock outstanding	65,460	60,781	63,490	60,074
Basic and diluted net loss per share	$(0.17)	$(0.03)	$(0.55)	$(0.09)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock options	2,298	2,621	2,298	2,621
Restricted stock units	2,513	2,508	2,513	2,508
Convertible senior notes	1,177	1,739	1,029	1,424
Total	5,988	6,868	5,840	6,553
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2023 convertible senior notes during the three and nine months ended September 30, 2020 since the average market price of the Company’s common stock during the periods exceeded the initial conversion price of $40.82 per share. However, the potential shares of common stock issuable upon the conversion of the 2023 convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. The conversion spread had an anti-dilutive impact for the 2025 convertible senior notes during the three months ended September 30, 2020 since the average market price of the Company’s common stock during the period was less than the initial conversion price of $134.34 per share.
9. Income Taxes
The provision for (benefit from) income taxes for the three and nine months ended September 30, 2020 was approximately $0.3 million and $(2.5) million, respectively. The provision for income taxes for the three and nine months ended September 30, 2019 was approximately $50 thousand and $30 thousand, respectively. The provision for (benefit from) income taxes for the three and nine months ended September 30, 2020 consisted primarily of foreign income taxes, state minimum taxes, a benefit for the true-up to state and foreign income taxes, and a provision for uncertain tax positions. The benefit from income taxes for the nine months ended September 30, 2020 also consisted of a benefit from the reduction in the valuation allowance resulting from the recording of deferred tax liabilities related to the Virtual Observer acquisition. The provision for income taxes for the three and nine months ended September 30, 2019 consisted primarily of foreign income taxes, state minimum taxes, as well as a benefit for a true-up to foreign income taxes.
For the three and nine months ended September 30, 2020, the provision for (benefit from) income taxes differed from the statutory amount due to state and foreign income taxes and due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. The benefit from income taxes for the nine months ended September 30, 2020 differed from the statutory amount due to the reduction in the valuation allowance resulting from the recording of deferred tax liabilities related to the Virtual Observer acquisition. For the three and nine months ended September 30, 2019, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2020 and December 31, 2019. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2020, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment purchases, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2019 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and did not change materially during the nine months ended September 30, 2020, except for certain hosting and telecommunications agreements, the future payment obligations associated with the 2025 convertible senior notes, which were issued in May and June 2020, offset in part by the repurchase of a portion of the 2023 convertible senior notes in May 2020, and the Bishop Ranch Building Lease (the "New HQ lease") that the Company entered into on July 29, 2020. As of September 30, 2020, the Company’s commitment under various hosting and telecommunications agreements totaled $7.1 million for terms ranging up to 60 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services. The New HQ lease will commence on February 1, 2021 and will continue for a period of 120 months. As of September 30, 2020, the Company's commitments under the New HQ lease totaled $46.4 million.
As of September 30, 2020, $820.2 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address and has been estimated based on the amounts billed to clients during the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
United States	$103,030	$77,366	$282,246	$217,598
International	9,113	6,403	24,777	18,145
Total revenue	$112,143	$83,769	$307,023	$235,743

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2020	December 31, 2019
United States	$37,119	$29,246
International	4,557	3,944
Property and equipment, net	$41,676	$33,190

12. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. The Company’s leases have remaining terms of one to ten years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$1,547	$1,390	$4,578	$3,730
Finance lease cost:
Amortization of right-of-use assets	$998	$1,552	$3,498	$4,912
Interest on finance lease liabilities	41	155	187	578
Total finance lease cost	$1,039	$1,707	$3,685	$5,490

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,672)	$(1,355)	$(4,862)	$(3,753)
Financing cash used in finance leases	(833)	(1,706)	(3,028)	(5,408)
Right of use assets obtained in exchange for lease obligations:
Operating leases	104	—	4,330	4,105
Finance leases	—	—	—	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$8,669	$8,746

Operating lease liabilities	$4,307	$5,064
Operating lease liabilities — less current portion	4,679	4,329
Total operating lease liabilities	$8,986	$9,393
Finance leases
Property and equipment, gross	$46,471	$46,671
Less: accumulated depreciation and amortization	(42,488)	(39,190)
Property and equipment, net	$3,983	$7,481
Finance lease liabilities:
Finance leases	$1,299	$3,518
Finance lease liabilities — less current portion	—	809
Total finance lease liabilities	$1,299	$4,327

Weighted average remaining terms were as follows (in years):

	September 30, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	2.5	2.7
Finance leases	0.8	1.1
Weighted average discount rates were as follows:

	September 30, 2020	December 31, 2019
Weighted average discount rate
Operating leases	4.5%	4.7%
Finance leases	7.5%	7.5%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2020	$1,654	$586
2021	3,483	754
2022	2,423	—
2023	1,279	—
2024	661	—
Total future minimum lease payments	9,500	1,340
Less: imputed interest	(514)	(41)
Total	$8,986	$1,299

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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of less than $0.1 million and $0.9 million that have been expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations during the three and nine months ended September 30, 2020, respectively, and expensed an additional $0.3 million in fiscal 2019.
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

14. Subsequent Event

On October 22, 2020, the Company entered into a definitive agreement to acquire all issued and outstanding shares of capital stock of Inference Solutions Inc. (“Inference”) for cash consideration of approximately $148 million at closing, which amount is to be adjusted for certain customary purchase price adjustments, and up to $24 million of additional cash consideration if certain post-closing milestones are met. The Company expects this transaction will close no later than January 5, 2021, subject to the satisfaction of certain closing conditions. The acquisition of Inference is intended to accelerate the Company’s Artificial Intelligence portfolio.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and nine months ended September 30, 2020, subscription and related usage fees accounted for 93% and 92%, respectively, of our revenue. For the three and nine months ended September 30, 2019, subscription and related usage fees accounted for 91% and 92%, respectively, of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Effects of COVID-19

In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has significantly harmed the U.S. and global economies and caused significant fluctuation in financial markets, including those on which our common stock and our convertible senior notes trade, and may impact demand for our solutions.
In accordance with the various social distancing and other office closure orders and recommendations of applicable government agencies, all of our employees have transitioned to work-from-home operations and we have canceled all business travel by our employees except where necessary and properly authorized, which has changed how we operate our business. Our clients and business partners are also subject to various and changing social distancing and office closure orders and recommendations and travel restrictions and prohibitions, which have changed the way we interact with our clients and business partners.
Our financial results for the first nine months of 2020 were not materially impacted by COVID-19. However, the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers, partners and suppliers. While there is considerable uncertainty, we believe that certain parts of our business will benefit, particularly over the longer term, from the need to enable agents to work from home and to enhance business continuity planning. In addition, certain industry verticals have increased their ecommerce activity which may remain at higher levels over the longer term – higher levels of ecommerce often results in more activity and inquiries into the contact center. On the other hand, our smaller clients with fewer financial resources will likely see their business decline or cease altogether, and clients in certain industry verticals, such as travel and leisure, and consumer discretionary may reduce their number of agent seats. In addition, our clients in general face uncertain and challenging macroeconomic conditions and may reduce the number of agent seats, delay purchasing decisions or payments, or experience an adverse impact on their ability to pay or may not be able to pay us.
See Part II, Item 1A. Risk Factors, for further discussion of the impact of the COVID-19 pandemic on our business and operations.
Key GAAP Operating Results
Our revenue increased to $112.1 million and $307.0 million for the three and nine months ended September 30, 2020, respectively, from $83.8 million and $235.7 million for the three and nine months ended September 30, 2019, respectively. Revenue growth has primarily been driven by our larger clients. For each of the three and nine months ended September 30, 2020 and 2019, no single client accounted for more than 10% of our total revenue. As of September 30, 2020, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 4,000 agent seats. We had a net loss of $11.4 million and $34.9 million in the three and nine months ended September 30, 2020, respectively, compared to a net loss of $1.6 million and $5.4 million in the three and nine months ended September 30, 2019, respectively.
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
Due to our continuing investments to grow our business, increase our sales and marketing efforts, pursue new opportunities, enhance our solution and build our technology, we expect our cost of revenue and operating expenses to increase in absolute dollars in the long term. However, we expect cost of revenue and certain operating expenses to fluctuate as a percentage of revenue in the near term taking into consideration the impact of COVID-19 and the macroeconomic environment.
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
The following table shows our Annual Dollar-Based Retention Rate for the periods presented:

	Twelve Months Ended
	September 30, 2020	September 30, 2019
Annual Dollar-Based Retention Rate	107%	107%
Our Dollar-Based Retention Rate was consistent year-over-year.
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

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(11,431)	$(1,604)	$(34,920)	$(5,388)
Non-GAAP adjustments:
Depreciation and amortization (1)	6,537	3,497	17,750	10,050
Stock-based compensation (2)	17,286	11,075	47,871	30,197
Interest expense	9,649	3,486	18,867	10,288
Interest income and other	(349)	(1,460)	3,544	(4,695)
Legal settlement	—	—	—	420
Legal and indemnification fees related to settlement (3)	—	—	—	356
Acquisition-related transaction costs and one-time integration costs	2,030	—	3,996	—
COVID-19 relief bonus for employees	—	—	1,817	—
Provision for (benefit from) income taxes	346	50	(2,461)	30
Adjusted EBITDA	$24,068	$15,044	$56,464	$41,258
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of revenue	$5,171	$2,602	$14,231	$7,472
Research and development	512	450	1,476	1,340
Sales and marketing	1	2	3	4
General and administrative	853	443	2,040	1,234
Total depreciation and amortization	$6,537	$3,497	$17,750	$10,050
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service, resulting in absolute dollar increases in cost of revenue. As our business grows, we expect to realize economies of scale in network infrastructure, personnel and client support.
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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	100%	100%	100%	100%
Cost of revenue	42%	41%	42%	41%
Gross profit	58%	59%	58%	59%
Operating expenses:
Research and development	16%	14%	16%	14%
Sales and marketing	29%	30%	32%	30%
General and administrative	15%	14%	15%	15%
Total operating expenses	60%	58%	63%	59%
Income (loss) from operations	(2)%	1%	(5)%	—%
Other income (expense), net:
Interest expense	(9)%	(4)%	(6)%	(4)%
Interest income and other	1%	1%	(1)%	2%
Total other income (expense), net	(8)%	(3)%	(7)%	(2)%
Loss before income taxes	(10)%	(2)%	(12)%	(2)%
Provision for (benefit from) income taxes	—%	—%	(1)%	—%
Net loss	(10)%	(2)%	(11)%	(2)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Revenue	$112,143	$83,769	$28,374	34%	$307,023	$235,743	$71,280	30%
The increase in revenue for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$46,561	$34,472	$12,089	35%	$129,051	$96,571	$32,480	34%
% of Revenue	42%	41%			42%	41%
The increase in cost of revenue for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to a $2.7 million and $8.3 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $2.5 million and a $6.0 million increase in depreciation and data center costs driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities, a $1.7 million and a $4.3 million increase in amortization expense due to the acquisitions of certain intangible assets from Whendu in November 2019 and Virtual Observer in April 2020, a $1.6 million and a $4.2 million increase in third-party hosted software costs driven by increased client activities, a $1.6 million and $3.1 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and an increase in the USF contribution rate, and a $0.7 million and $2.5 million increase in facilities and related costs.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$65,582	$49,297	$16,285	33%	$177,972	$139,172	$38,800	28%
% of Revenue	58%	59%			58%	59%
The increase in gross profit for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to increases in subscription and usage revenues. The decrease in gross margin for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to the increase in amortization expense from the acquisition of certain intangible assets from Virtual Observer and Whendu and from an increase in stock-based compensation costs, driven by increased headcount and a higher fair value of employee equity awards primarily due to our increased stock price.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Research and development	$17,674	$11,665	$6,009	52%	$50,071	$33,022	$17,049	52%
% of Revenue	16%	14%			16%	14%
The increase in research and development expenses for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to a $4.4 million and a $13.5 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$32,969	$25,014	$7,955	32%	$95,360	$69,965	$25,395	36%
% of Revenue	29%	30%			32%	30%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to a $5.1 million and $17.9 million increase in personnel-related costs including stock-based compensation costs driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, and a $1.2 million and a $5.0 million increase in sales commission expenses driven by the growth in sales and bookings of our solution.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$16,724	$12,146	$4,578	38%	$47,511	$35,950	$11,561	32%
% of Revenue	15%	14%			15%	15%

The increase in general and administrative expenses for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to a $2.8 million and a $8.3 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards primarily driven by our increased stock price, and a $2.0 million and $2.9 million increase in legal and other professional services costs.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(9,649)	$(3,486)	$(6,163)	177%	$(18,867)	$(10,288)	$(8,579)	83%
Interest income and other	349	1,460	(1,111)	(76)%	(3,544)	4,695	(8,239)	(175)%
Total other income (expense), net	$(9,300)	$(2,026)	$(7,274)	359%	$(22,411)	$(5,593)	$(16,818)	301%
% of Revenue	(8)%	(3)%			(7)%	(2)%
The increase in interest expense for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to an increase in interest expense under our 2025 convertible senior notes issued in May and June 2020, offset in part by the decrease in interest expense as a result of the 2023 Note Repurchase Transactions and other 2023 convertible senior note settlements, which decreased the aggregate outstanding principal amount of our 2023 convertible senior notes.
The decrease in interest income and other for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to $0.3 million and $6.1 million of loss from the early extinguishment of our 2023 convertible senior notes and from lower interest income on our marketable investments.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018. As of September 30, 2020, we had $765.3 million in working capital, which included $301.8 million in cash and cash equivalents and $479.1 million in marketable investments.
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of September 30, 2020, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $72.7 million aggregate principal amount of 2023 convertible senior notes remained outstanding. For additional information regarding the convertible senior notes and related transactions, see Note 6 to the condensed consolidated financial statements included in this report.
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.  Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel and the introduction of new and enhanced offerings, including the impact of the COVID-19 pandemic on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, either to pay acquisition costs or to support our combined operations. We may raise additional capital through equity or engage in debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and market conditions and other factors, including the length and severity of the impact of the COVID-19 pandemic on general economic conditions and potential future impacts on the financial markets. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Net cash provided by operating activities	$47,990	$35,655	$12,335	35%
Net cash used in investing activities	(287,664)	(1,679)	(285,985)	17,033%
Net cash provided by financing activities	463,465	4,685	458,780	9,793%
Net increase in cash and cash equivalents	$223,791	$38,661	$185,130	479%

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
Net cash provided by operating activities was $48.0 million during the nine months ended September 30, 2020. Net cash provided by operating activities resulted from our net loss of $34.9 million adjusted for non-cash items of $92.7 million, primarily consisting of $47.9 million of stock-based compensation, $17.8 million of depreciation and amortization, $17.2 million of amortization of discount and issuance costs on our convertible senior notes and $6.1 million of loss from the early extinguishment of our 2023 convertible senior notes, offset by use of cash for operating assets and liabilities of $9.8 million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $35.7 million during the nine months ended September 30, 2019. Net cash provided by operating activities resulted from our net loss of $5.4 million adjusted for non-cash items of $52.0 million, primarily consisting of $30.2 million of stock-based compensation, $10.1 million of depreciation and amortization, and $9.5 million of amortization of discount and issuance costs on our convertible senior notes, offset by use of cash for operating assets and liabilities of $10.9 million primarily due to the time of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $287.7 million in the nine months ended September 30, 2020 was comprised of $507.0 million related to purchases of marketable investments, $28.3 million, net of cash acquired, in connection with the acquisition of Virtual Observer and $20.4 million in capital expenditures, offset in part by $268.2 million related to cash proceeds from maturities of marketable investments.
Net cash used in investing activities of $1.7 million in the nine months ended September 30, 2019 was comprised of $274.4 million related to purchases of marketable investments and $12.8 million in capital expenditures, partially offset by $285.3 million of cash proceeds from maturities of marketable investments and $0.2 million cash proceeds related to gain from the sale of convertible notes held for investment.
Cash Flows from Financing Activities
Net cash provided by financing activities of $463.5 million in the nine months ended September 30, 2020 related to net cash proceeds of $728.8 million from the issuance of the 2025 convertible senior notes, net of initial purchasers' discounts and commissions and estimated debt issuance costs, cash proceeds of $8.9 million from exercise of stock options and $5.7 million from the sale of common stock under our employee stock purchase plan, partially offset by $181.5 million of cash paid in connection with the 2023 Note Repurchase Transactions, $5.0 million of cash paid in connection with other 2023 convertible senior note settlements, $90.5 million of cash paid in connection with the 2025 Capped Call Transactions and $3.0 million of payments related to finance leases.
Net cash provided by financing activities of $4.7 million in the nine months ended September 30, 2019 related to cash proceeds of $6.1 million from exercises of stock options and $4.0 million from the sale of common stock under our ESPP, partially offset by $5.4 million of payments related to finance leases.
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
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under our convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2019 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and did not change materially during the nine months ended September 30, 2020 except for certain hosting and telecommunications agreements, the future payment obligations associated with the 2025 convertible senior notes, which were issued in May and June 2020, offset in part by the repurchase of a portion of the 2023 convertible senior notes in May 2020, and the New HQ lease that we entered into on July 29, 2020. As of September 30, 2020, our commitments under various hosting and telecommunications agreements for terms ranging up to 60 months totaled $7.1 million. These agreements require us to make monthly payments over the service term in exchange for certain network services. The New HQ lease will commence on

February 1, 2021 and will continue for a period of 120 months. As of September 30, 2020, our commitment under the New HQ lease totaled $46.4 million.
As of September 30, 2020, $820.2 million of aggregate principal amount of our convertible senior notes was outstanding. The 2023 convertible senior notes are due May 1, 2023 and the 2025 convertible senior notes are due June 1, 2025. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.

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
We had cash and cash equivalents, and marketable securities totaling $780.9 million as of September 30, 2020. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2020, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $72.7 million, respectively. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

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
In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has continued to significantly harm the U.S. and global economies and has caused significant fluctuation in financial markets, including those on which our common stock and other securities trade, and may impact demand for our solutions.
In accordance with the various social distancing and other office closure orders and recommendations of applicable government agencies, all of our employees have transitioned to work-from-home operations and we have canceled all business travel by our employees except where necessary and properly authorized, which has changed how we operate our business. Our clients and business partners are also subject to various and changing social distancing and office closure orders and recommendations and travel restrictions or prohibitions, which have changed the way we interact with our clients and business partners. Moreover, the conditions caused by the COVID-19 pandemic, the extent of which depends upon its prolonged impact, has or may:
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
•harm our ability to effectively market and sell our solutions, particularly during social distancing and office closure orders;
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
•harm our ability to maintain our corporate culture with an employee base temporarily working remotely and facing unique personal and professional challenges;
•increase the burden on our technical operations infrastructure, which could harm the capacity, stability, security and performance of our operations infrastructure and potentially leave us more vulnerable to security breaches;
•increase the risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of our employees and service providers continuing to work remotely from non-corporate managed networks during the COVID-19 pandemic, and potentially beyond as remote work and resource access expand;
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
Any of the foregoing factors could significantly harm our future sales, operating results, gross margins and overall financial performance, which could cause us to experience a decreased level of growth of our business and make our future financial results and prospects difficult to predict. The COVID-19 pandemic and its impact on us and the U.S. and global economies, could limit our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future results of operations. Moreover, because a significant portion of our revenue is derived from existing clients, downturns in new sales will not immediately be reflected in our operating results and may be difficult to discern until future periods. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of containment actions, the duration of social distancing, office closure and other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, clients and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change. However, the effects could have a material impact on our results of operations and heighten many of the risks described under “Risk Factors” and elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to Ownership of Our Common Stock

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain disputes between us and our stockholders, and our Bylaws provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act, each of which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (3) any action asserting a claim arising pursuant to the Delaware General Corporation Law or (4) any action asserting a claim governed by the internal affairs doctrine. Furthermore, our Bylaws provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States is the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery or federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find either of these choice of forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

In May 2018, we issued $258.8 million in aggregate principal amount of the 2023 convertible senior notes in a private offering. In May 2020, we repurchased or exchanged $181.0 in aggregate principal amount of the 2023 convertible senior notes through individually negotiated private transactions in the 2023 Note Repurchase Transactions. As of September 30, 2020, after giving effect to the 2023 Note Repurchase Transactions and other settlements, we had approximately $72.7 million in aggregate principal amount of the 2023 convertible senior notes outstanding. The 2023 convertible senior notes mature on May 1, 2023 and the interest rate of the 2023 convertible senior notes is fixed at 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year.

In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, all of which were outstanding as of September 30, 2020. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.

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

If and to the extent the conditional conversion features of either or both series of convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended September 30, 2020, one of the conversion features of the 2023 convertible senior notes was triggered, entitling the holders thereof to convert such convertible senior notes from October 1, 2020 to December 31, 2020. Whether the 2023 convertible senior notes will be convertible after December 31, 2020 will depend on the continued satisfaction of this condition or other conversion conditions.

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

The conversion of some or all of either series of convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the convertible senior notes elect to convert their notes during one of the specified conversion periods referred to above, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the convertible senior notes, such as the 2023 Note Repurchase Transactions, which involved the issuance of 2,723,581 shares of our common stock to certain holders of the 2023 convertible senior notes. We received elections to convert a limited number of 2023 convertible senior notes from the fourth quarter of 2019 through September 30, 2020. We have elected to satisfy our obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such convertible senior note holders. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.

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

Five9, Inc.
Date:	October 29, 2020	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)