Form 10-K
period 2020-12-31
Five9, Inc.
filed 2021-03-01
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36383

Five9, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3394123
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Bishop Drive, Suite 350
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,711.0 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2021, there were 66,659,859 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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
•we may acquire other companies, or technologies or be the target of strategic transactions, or be impacted by transactions by other companies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results;
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

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of intelligent cloud software for contact centers. We were “born in the cloud,” and since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, highly scalable and secure Virtual Contact Center, or VCC, cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market, facilitating more than seven billion call minutes between our more than 2,000 clients and their customers per year. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant advantage.
We believe there are two key industry trends driving growth in the cloud contact center market.
First is the rapid increase in adoption of cloud contact center software solutions as a result of several distinct factors. The increasing adoption of cloud computing, especially within customer relationship management, or CRM, is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their on-premise contact center systems every eight to 10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise. On-premise systems require large up-front investments, long deployment cycles, and are burdensome to maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. In addition, the COVID-19 pandemic has increased the prevalence of agents working remotely which presents a challenge to premise-based systems that, by design, are focused on a particular physical location. This creates substantial challenges for clients with on-premise contact center systems. As a result, cloud contact center software solutions are continuing to replace legacy on-premise contact center systems.
Second is digital transformation. Consumers have the ability to easily and quickly switch brands after experiencing poor customer service. Therefore, it is more critical than ever to provide the tools and technologies to meet consumer demands for a seamless experience across digital channels of their choice. Cloud contact center software solutions provide organizations with the agility to adapt to a rapidly evolving environment and innovative functionalities to reimagine the way they engage with customers.
Additionally, with the advent of real-time, accurate and increasingly economical automatic speech recognition and natural language processing, or NLP, previously analog voice conversations with consumers can now be digitized. This newly-digitized data along with text channels such as WhatsApp, SMS, chat and social are increasingly allowing mundane contact center tasks to be handled economically and efficiently by virtual agents and making live agents more efficient.
Our solution, comprised of our VCC cloud platform and various associated applications such as Workforce Optimization, or WFO, Workforce Automation, or WFA, and interactive virtual agent, or IVA, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Our solution ensures our clients always have the latest version of our software. Delivered on-demand, our solution enables our clients to quickly deploy agent seats in any geographic location with only a computer, headset and broadband internet connection, and rapidly adjust the number of contact center agent seats in response to changing business requirements. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and are maintained by us in the cloud.

Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We have developed a proven, high velocity, metrics-driven sales and marketing strategy, designed to effectively identify, qualify and close sales opportunities. To complement this go-to-market strategy, we have developed a large ecosystem of technology and system integrator partners and independent software vendors to help increase awareness of our solution in the market and drive additional sales opportunities with new and existing clients. We have also established, and are continuing to increase, our network of master sales agents, which provide sales leads and resellers that sell our solution to new clients. This network has helped us attract additional clients. Our resellers have assisted us in expanding in both domestic and international markets.
We provide our solution through a software-as-a-service, or SaaS, business model with recurring subscriptions based primarily on the number of agent seats and minutes of usage, as well as the specific functionalities and applications our clients deploy.
We have achieved significant growth in recent periods. For the years ended December 31, 2020, 2019 and 2018, our revenues were $434.9 million, $328.0 million and $257.7 million, respectively, representing year-over-year growth of 33% and 27%, respectively. We incurred net losses of $42.1 million, $4.6 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, as a result of increased investment in our growth, along with higher stock-based compensation and interest expense. As of December 31, 2020, 2019 and 2018, our total assets were $1,063.7 million, $482.4 million and $394.7 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 110% under our prior calculation based on Net Invoicing and 117% under our new calculation based on Net Revenue, both as of December 31, 2020, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 11 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”

Our Solution
We deliver comprehensive, end-to-end cloud software solution for contact centers. Our solution enables organizations of all sizes to enhance customer experience through voice as well as digital engagement channels, improve customer service, retain loyal customers, proactively learn about their needs rather than be reactive only when they call with an issue, increase sales performance and improve the efficiency and cost of their operations. Our solution is designed to enable our customers to comprehensively and seamlessly engage through voice, video, website, mobile, chat, email, click-to-call, callback, social and messaging. Our agent interface is an intuitive modern browser-based design that provides easy visualization of customer profile, context and cross channel history. This solution is built on a modern SaaS architecture, leveraging both our own data centers and the public cloud for certain international voice services. Our Freedom platform provides a modern micro services-based open enterprise architecture built with representational state transfer, or REST, APIs and powerful software development kits, or SDKs, that enables customers, partners and developers to deliver powerful solutions that bridge the context gap between their unique systems. We provide high voice quality at low costs with our Agent Connect service and our call-by-call carrier optimization routing. With our Artificial Intelligence, or AI, enablement layer, combined with our robust NLP we can determine customer sentiment, reason for contact and recommend the next best action, augmenting their agents capabilities and thereby enabling enterprises to transform their customers’ experience from reactive interactions into trusted, proactive engagements. Our complete end-to-end capabilities include computer-telephony integration, or CTI, IVA, interactive voice response, or IVR, visual IVR, low-no-code workflow automation, automatic contact distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktop, dialer, mobile applications for contact center and customer, pre-built CRM integrations, quality management, speech and desktop analytics, customer surveys and workforce management.

Our cloud contact center solution, which we refer to as our solution, provide the following key elements:
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
Our solution provides the following key benefits to clients:
•Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple digital engagement channels, including voice, chat, email, web, social media and mobile. Our solution gives agents the ability to switch between media channels through an easy-to-use, unified interface that provides agents with all of the relevant content and tools needed to complete the task at hand. Furthermore, our AI enabled automation features enable agent efficiency and other cost reductions, including by utilization of NLP.
•Improved customer experience. Our intelligent contact routing and self-service IVA and IVR capabilities, pre-built CRM integrations, and multichannel engagement ensure that customers receive an omnichannel experience. Each new contact is quickly routed to an appropriate agent resource. Using the rich contact history and additional context through integrations with CRM applications, agents have immediate access to the most current, relevant and accurate information about the customer, resulting in increased first contact resolutions and a more satisfying experience for the customer.
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
•Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations leverages a proven lifecycle approach including detailed discovery, design, testing, training and optimization. This not only accelerates agent activation, but also targets desired business outcomes. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: salesforce.com, Inc., or Salesforce, Oracle Corporation, or Oracle, Zendesk, Inc., or Zendesk, Microsoft Corporation, or Microsoft, ServiceNow, Inc., or ServiceNow, and others. We also offer integrations into UC partners such as Zoom Video Communications, or Zoom , Microsoft Teams, RingCentral, Fuze and others. We combined these comprehensive integrations with out-of-the-box application adapters that allow our customers to easily build workflow integrations without the need for dedicated developers. Once operational, we offer a high touch premium support service where we assign a technical account manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. As a result, our clients’ contact centers become fully operational faster and they recognize time to value more quickly than with legacy on-premise contact center systems.
•Reliable, secure, compliant and scalable platform. Our platform delivers what we believe is industry leading reliability utilizing public and private cloud technology; cybersecurity using a defense-in-depth approach; scalability to accommodate the requirements of larger clients; and legal and regulatory compliance features designed to assist our clients in complying with applicable laws, regulations and industry standards.
•Proven, repeatable and scalable go-to-market model. We engage with our clients through a highly scalable and metrics-driven sales and marketing organization that effectively identifies, qualifies and closes sales opportunities. The deep domain expertise of our field sales team is instrumental in selling to larger opportunities, and our highly efficient telesales model enables us to cost-effectively identify, qualify and close a high volume of smaller opportunities. Our ecosystem of technology, system integrator and channel partners increases awareness of our solution and helps generate new sales opportunities. We believe our go-to-market model gives us an efficient and effective means of targeting organizations of all sizes.
•Established market presence and a large, diverse client base. We have a large, diverse client base of over 2,000 organizations across multiple industries. We believe our clients view us as a key strategic solutions provider. The performance, reliability, ease-of-use and comprehensive nature of our solution has resulted in high client retention.
•Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Salesforce, Oracle, Zendesk, Microsoft and ServiceNow; WFO vendors such as Verint Systems Inc., or Verint, and Calabrio, Inc., or Calabrio; unified communications vendors such as Zoom, Microsoft Teams, and Fuze; system integrators such as Accenture PLC, Deloitte Consulting LLP, IBM, PwC LLP and Slalom Consulting, LLC; master agents and value-added resellers such as AT&T Inc. and CDW Corporation; independent software vendors; and telephony providers globally. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.
•Focus on innovation and thought leadership. Since our inception, we have been an innovator of intelligent cloud contact center software. Our investment in research and development has driven our growth and enabled us to deliver a cloud contact center software solution with the features and functionality to power the most complex contact centers. Our extensive domain expertise enables us to enhance our solution and serves as a critical competitive differentiator. We strive to be a thought leader in our industry, identifying and developing cloud capabilities to transform traditional contact center operations into customer engagement centers of excellence. One of the newest transformational technologies is AI, which relies on vast volumes of data. Contact centers are a rich source of this data, from call detail records to full recordings of calls and customer interactions. With recent advances in automatic speech recognition, voice recordings are becoming a source for training machine-learning models. We believe that AI is having, and is likely to have, an increasingly profound impact in how businesses deliver service to their customers.

Clients
We have a large and diverse client base comprised of more than 2,000 organizations as of December 31, 2020, with no single client representing more than 10% of our revenues in 2020, 2019 or 2018. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, consumer, healthcare and technology.
Sales and Marketing
Marketing. To build client awareness and adoption of our solution, our lead generation activities consist primarily of client referrals, search engine marketing, internet advertising, digital marketing campaigns, social media, trade shows, industry events, co-marketing with strategic partners, telemarketing and out-of-home campaigns. We have adapted to various COVID-19 restrictions by converting our user group meeting from in-person to virtual and switching from in-person to virtual attendance at various trade shows. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for our solution. We offer free trials and services to allow prospective clients to experience the quality and ease-of-use of our cloud solution, to learn about the features and functionality of our VCC cloud platform in more detail, and to quantify the benefits of our cloud solution.
Direct Sales. Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. Our field and telesales teams are also responsible for selling to existing clients that may renew their subscriptions, increase the number of agents using our cloud solution, add new applications from our solution and expand the deployment of our solution across their contact centers.
Indirect Sales. We have cultivated strong partner relationships with master sales agents, system integrators and resellers to drive sales of our solution. We have established, and continue to increase, our network of master sales agents, which provide sales leads, and resellers, which sell our solution to new clients. This network has helped us attract additional clients.

Professional Services
We offer comprehensive professional services to our clients to assist in the successful implementation and optimization of our solution. Our professional services include application configuration, system integration, and education and training. Our clients may use our professional services team for implementing our solution or, in limited cases, they may also choose to perform these services themselves or engage third-party service providers to perform these services. Our cloud solution allows us to eliminate the need for lengthy and complex technology integrations, such as deploying equipment or maintaining hardware infrastructure for individual clients. As a result, we are typically able to deploy and optimize our solution in significantly less time than required for deployments of legacy on-premise contact center systems.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to improve the functionality of, and add new features to, our VCC cloud platform. Our core research and development center is based in our San Ramon, California headquarters, with additional engineers located in Australia and Russia, which allows us to benefit from relatively low-cost and highly skilled software developers. Our engineering team has deep software and telecommunications skills, and works closely with our sales team to identify our clients’ product requirements. In addition, continuous interactions with our partners enable our engineers to enhance the usability and performance of our platform and its integration with best-in-class CRM and other business applications and telephony technologies.

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
We currently deliver our services globally from third-party co-location data center facilities located in the United States, the United Kingdom, Europe and Australia and from a public cloud location in Canada. We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia. Our infrastructure, including our third-party co-location facilities, is designed to support real-time mission-critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
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

Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy vendors that offer on-premise contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco. These legacy telephony vendors are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE Ltd., or NICE, and Genesys Telecommunications Laboratories, Inc., or Genesys. We also face competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering both unified communications and contact center solutions. In addition, Amazon.com, Inc., or Amazon, and Twilio Inc., or Twilio, have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
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
As of December 31, 2020, our intellectual property portfolio included three registered U.S. trademarks, 11 issued U.S. patents, four pending U.S. patent application and one registered U.S. copyright. As of December 31, 2020, outside the U.S. we also had five issued patents and nine trademark registrations. The expiration dates of our issued patents range from 2030 to 2038. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there are seasonal factors that cause our revenues in the first half of a year to be lower than our revenues in the second half of the year. During 2020, 2019 and 2018, 55%, 54%, and 53% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education in the second half of each year.
Employees and Human Capital Resources
Our employees and the culture we have established are the key to our success. As of December 31, 2020, we had 1,549 full-time employees. 42% of our employees are in various cost of revenue functions, 20% in research and development, 27% in sales and marketing and 11% in general and administrative. Our employee turnover for the last three years has averaged 10.6%.
The key human capital measures and objectives that we focus on in managing our business are maintaining our company culture, increasing our diversity and inclusion, compensation philosophy and COVID-19 and employee safety.
Company Culture
We have built a culture of high performance based upon our Five9 values:
1.Always do the right thing for the customer.
2.Good enough isn’t good enough.
3.We value diversity.
4.We are relentless learners.
5.We bias toward action, “kick the bolt”.

6.We treat it like we own it.
7.A spirit of service guides us.
8.We believe in the servant leader.
9.We act with integrity and humility and as a team.
10.We keep it simple. Less is more.
The Five9 values are woven through the entire employee lifecycle and used in the interview process to ensure we hire candidates that have personal values that align with our values, they are instrumental in the employee performance self-reflection cycle by having employees share how they’ve lived our values, Five9 regularly celebrates employees that live our values through recognition and rewards. We introduce new employees to our values during new hire orientation and our values are visible in the offer package as well as company employee resources pages. Our CEO also weaves the values into quarterly company meetings and regular meet ups, such as “Thursdays in the Cloud” where one of the values may be highlighted through a story and employee example.
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. 77% of employees participated in our most recent employee survey in 2020. Last year we achieved the highest level of employee engagement according to our vendor, Culture Amp, as noted in its Engagement and Inclusion benchmark (top quartile) based upon responses from 1,801 companies. Employees’ highest rated areas were the following: contribution to broader purpose (97%) and engagement (97%).
Diversity & Inclusion at Five9
We value diversity and hold ourselves accountable to create a culture where our employees represent humanity. We embrace authenticity and trust and lead with transparency, empowering our employees to have a voice that's heard. We are committed to learning, empowering, advocating, allying and supporting each other within the company and in our communities. Our recruiting programs support and encourage diversity. We recruit from various diversity organizations, including historically black colleges and universities, the Career Cast Diversity Network of Women, Black, Hispanic, Asian, LGBTQIA, the Career Cast Disability Network, and the Career Cast Veteran Network. In addition, we have several Employee Resource Groups, or ERGs, that are committed to diversity and creating and fostering a culture of inclusion. Our ERGs include Women In Tech, Blatinx, Five9 Faith and Pride @ Five9. We are currently working with Black Girls Code to offer an online educational session for underserved girls enlisted in their program and female employees are facilitating the class. We have also created a mentorship programs with a specific eye towards diversity. Executive sponsors of the program reach out to employees from underrepresented groups to promote the program and encourage employees to participate. Our human resources team pairs mentors with mentees to enable employees to receive opportunities for growth and development.
Women represent 28% of our worldwide employees and racial and ethnic minorities represent 21% of our U.S. employees as of December 31, 2020.
Compensation Philosophy
At Five9, we strive to attract and retain the best employees by providing a total rewards package that is at or above market rates to enable us to attract and retain employee talent needed to accomplish our goals and objectives. Our competitive rewards packages include cash, bonus programs dependent upon the position, equity awards and benefits aligned to prevailing market practices, and in cases where business demands are unique, we may lead the competitive market.
Full-time employees and their family members enjoy comprehensive benefits programs and perks because we believe they often provide much needed resources and improve the daily life of our employees. In an effort to attract and retain the best talent we strive to offer benefit programs that will enable our employees to thrive both at work and at home. We cover 100% of the employee portion of our healthcare benefits and share a high portion of the dependent costs. Our competitive global benefits include a Parental Leave Policy, flexible schedules, financial and physical wellness programs and fertility benefits.

COVID-19 and Employee Safety
During the Covid-19 pandemic our primary focus has been the health and safety of our employees and their families. We enabled all of our global employees to transition to a work from home environment and we provided two Covid-19 relief bonuses to all employees Sr. Director and below to help offset the financial impact of the pandemic. We assisted employees with a work from home stipend that employees could use to make their home office more conducive to comfortably working from home. In addition, we offered a meal delivery service discount to employees during the summer months to assist employees with balancing the demands of working from home and managing the distance learning requirements of their children. We also offered benefits that enabled employees to prioritize their wellness by offering health and wellness resources such as yoga, meditation and counseling resources if needed.
Talent Development
Employee development is a key focus in the attraction, retention and management of our talent. Semi-annually, we facilitate employee self-reflection cycles where employees have development conversations with their manager. The purpose of these conversations is to foster the employee’s development plans and career goals. Managers and employees discuss growth and development opportunities in these sessions and conversations and development plans are tracked via the employee performance platform. We also host a quarterly development series for all employees to enhance their career development. The development series topics have included mentorship, communicating for shared success, the art of influence and a career workshop. This development series aims to provide educational opportunities for leadership and growth for our employees. We also have succession planning that focuses on identifying employees that are high potential and high performing and plans for developing them into future leadership roles by creating action plans and a path for the employee’s progression.

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
We must comply with numerous federal regulations, including:
•Telephone Consumer Protection Act of 1991, or TCPA, which regulates the use of automatic dialing equipment and pre-recorded messages to contact consumers, and the Telemarketing Sales Rule, which has similar obligations as to telemarketing activities;
•The TRACED Act and corresponding regulations from the FCC, which requires carriers to authenticate incoming calls using the STIR/SHAKEN caller ID framework and correspondingly compels providers of telecommunications services to implement capabilities to certify as authentic the traffic they provide to those carriers;
•CALEA, which requires telecommunications service providers to assist law enforcement in undertaking electronic surveillance;

•KARI’s Law and RAY BAUM’s Act, which require telecommunications carriers to ensure their users can directly dial 911 emergency services and, if technically feasible, automatically convey dispatchable location information with the call;
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
•The California Consumer Privacy Act of 2018, or the CCPA, which requires us to comply with a privacy framework and disclosure obligations to consumers for whom we hold or process personal data.
In addition, we must make contributions and other payments on our usage-based fees to state and local governmental entities. The tax and fee structure for communications services such as ours is complex, ambiguous and subject to interpretation. If taxing and regulatory authorities enact new rules or regulations or expand their interpretations of existing rules and regulations, we could incur additional liabilities. The amount that we are required to pay under certain of these tax and regulatory structures also continues to increase as a percentage of our telecommunications revenues. The collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with these regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, these regulations. See Note 10 of the notes to consolidated financial statements under ITEM 8 of this Form 10-K for a discussion of our liabilities related to USF matters.
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
Company Information
We were incorporated in Delaware in 2001. We operate in a single reportable segment. Our principal executive office is located at 3001 Bishop Drive, Suite 350, San Ramon, CA 94583 and our telephone number is (925) 201-2000. Our website address is www.five9.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K. We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and domain names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products. Solely for convenience, some of the copyrights, trademarks and trade names referred to in this annual report on Form 10-K are listed without ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports are filed with, or furnished to, the United States Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding Five9 and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.five9.com/sec.cfm as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC. The information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations, and future prospects.
•Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock.
•If we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed.
•Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
•Failure to adequately retain and expand our direct sales force will impede our growth.
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
•Adverse economic conditions may harm our business.
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
•We may acquire other companies, or technologies or be the target of strategic transactions, or be impacted by transactions by other companies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
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
Risks Related to COVID-19
The effects of the COVID-19 pandemic have materially affected how we, our clients and business partners are operating, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has continued to significantly harm the U.S. and global economies and has caused significant fluctuation in financial markets, including those on which our common stock and other securities trade, and may impact demand for our solution.
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
•delay prospective clients’ decisions to subscribe to our solution, increase the length of sales cycles, or slow the typical growth in the use of our solution once clients have initially deployed our solution;
•harm our ability to effectively market and sell our solution, particularly during social distancing and office closure orders;
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
•increase the risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of our employees and service providers continuing to work remotely from non-corporate managed networks during the COVID-19 pandemic, and potentially beyond as remote work and resource access expand;
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
Any of the foregoing factors could significantly harm our future sales, operating results, gross margins and overall financial performance, which could cause us to experience a decreased level of growth of our business and make our future financial results and prospects difficult to predict. The COVID-19 pandemic and its impact on us and the U.S. and global economies could limit our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future results of operations. Moreover, because a significant portion of our revenue is derived from existing clients, downturns in new sales will not immediately be reflected in our operating results and may be difficult to discern until future periods. Our competitors could experience different impacts as a result of COVID-19, which could result in changes to our competitive landscape.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing, office closure and other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, clients and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change. The effects of the COVID-19 pandemic could have a material impact on our results of operations and increase many of the other risks described herein.
Risks Related to Our Financial Results
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
•market acceptance of our solution, including new features that are added to our solution;
•our ability to attract new clients and grow our business with existing clients;
•client renewal rates;
•client attrition rates;
•network outages or security incidents, which may result in additional expenses or losses, legal or regulatory actions, the loss of clients, the provision of client credits, and harm to our reputation;
•our ability to make technological advancements and add more features to our solution;
•our ability to adequately expand our sales and service team;
•our ability to acquire and maintain strategic and client relationships;
•the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation, partnership or collaboration among competitors, clients or strategic partners;
•our ability to successfully integrate companies, businesses and technology that we acquire and achieve a positive return on our investment;
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
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services and because our professional services offerings typically have lower margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts and expense. Selling to smaller clients may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, lower returns on sales and marketing expense, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution, or the mix of solution components purchased by our clients, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred losses in each annual period since our inception in 2001. We incurred net losses of $42.1 million, $4.6 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $198.2 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our solution and acquire new clients, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in sales and marketing and research and development and expand our business. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
Risks Related to Our Growth
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2020, 2019 and 2018, our revenues were $434.9 million, $328.0 million and $257.7 million, respectively, representing year-over-year growth of 33% and 27%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:
•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants, and with providers of legacy on-premise systems;
•increase our existing clients’ use of our solution, including additional and new features of our solution;
•further develop our partner ecosystem;
•strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced features and functionality;
•introduce our solution to new markets outside of the United States and increase global awareness of our brand;
•selectively pursue acquisitions that enhance our solution offerings; and
•respond to general macro economic factors and industry and market conditions, including the effects of the COVID-19 pandemic.
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
•solution development, including investments in our solution development team, the development of new solutions and in the acquisition of companies and technologies to enhance our solution, as well as new applications and features for our existing solution;
•international expansion; and
•general administration, including legal, regulatory compliance and accounting expenses.
Moreover, we continue to expand our headcount and operations. We grew from 983 employees as of December 31, 2018 to 1,210 employees as of December 31, 2019, and to 1,549 employees as of December 31, 2020. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. For example, in the fourth quarter of 2020, we acquired Inference Solutions Inc., or Inference, which will increase the complexity of our operations, administration and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
While we have been in existence since 2001, much of our employee, revenue and operations growth has occurred in recent years. Our recent growth may make it difficult for investors to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business.
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. These uncertainties may be exacerbated by the effects of the COVID-19 pandemic. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this annual report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
Risks Related to Our Clients
If we are unable to attract new clients or sell additional seats, functionality and services to our existing clients, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new clients, add additional agent seats and sell additional seats, functionality and services to existing clients, and encourage existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or sell additional services to existing clients based on pricing, cost of ownership, technology and functionality could be harmed. As a result, our existing clients may not renew our agreements or may decrease their number of agent seats, and we may be unable to attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth.
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
•the U.S. or global economy declines;
•our clients’ business or demand for our services declines due to industry cycles, seasonality, business difficulties or other reasons, including the impact of the COVID-19 pandemic;
•clients favor products offered by other contact center providers, particularly as competition continues to increase;
•fewer clients purchase usage from us;
•alternative technologies, products or features emerge or gain popularity that we do not provide; or
•our clients or potential clients experience financial difficulties, including as a result of the COVID-19 pandemic.
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
If clients fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements and intellectual property terms, we may terminate clients, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our clients may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, all of which risks may be exacerbated by the effects of the COVID-19 pandemic, and any of which could harm our operating results, financial position and cash flow.

Our business could be harmed if our clients are not satisfied with the professional services and technical support provided by us or our partners.
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. Our professional services offerings typically have lower margins. Accordingly, any increase in sales of professional services could harm our gross margins and operating results. We will need to continue to expand and optimize our professional services and technical support in order to keep up with new client installations and ongoing service, which takes time and expense to implement. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or suffer reduced (including negative) margins on our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
Risks Related to the Sale of our Solution
Failure to adequately retain and expand our direct sales force will impede our growth.
Key to our success is the continuity and growth of our direct sales force. We need to continue to retain key members of our direct sales force while expanding and optimizing our sales infrastructure and headcount in order to grow our client base and business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if we fail to retain key members of our direct sales force or if our efforts, and the expense incurred, to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel, including those joining our company as a result of an acquisition, are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
We currently compete with large legacy technology vendors that offer on-premise contact center systems, such as Avaya and Cisco. These legacy technology and software companies are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE and Genesys. We also face competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering unified communications and contact center solutions. In addition, Amazon and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources. Many of our competitors have stronger name recognition, longer operating histories, larger marketing budgets, greater financial or technical resources, better established relationships with clients, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources and ability to compete. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. Our recent, and any future, acquisitions will subject us to new competitors and cause us to face additional and different competition in the markets served by these businesses. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales and revenues, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
If we fail to grow our marketing capabilities and develop widespread brand awareness cost effectively, our business may suffer.
Our ability to increase our client base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social media, trade shows, industry events, co-marketing with strategic partners, telemarketing and out of home campaigns. In addition, we have shifted certain events, such as our user group meetings, from in-person to virtual in response to the COVID-19 pandemic. The effectiveness of our internet advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution and attracting new clients. Brand promotion activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues typically occurs after the expense has been incurred, and may not offset the costs and expenses of building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical to increasing client adoption of our solution.
Risks Related to Our Solution
If we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may delay or decide against deployment of our solution, existing clients may decide to move to another vendor, and we could be subject to, among other things, claims for credits or damage.
Our success depends in large part upon the capacity, stability, security and performance of our technical operations infrastructure, which currently primarily relies upon external data centers and, increasingly, public cloud providers. From time-to-time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, telecom network outages, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems, and remediate them within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase the number of users of our service and the product applications that run on our system, could harm our relationships with our clients, result in claims for credits or damages, damage our reputation, significantly reduce client demand for our solution, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, cause customer attrition, and harm our business.
We have experienced significant growth in the number of agent seats and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients’ use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate and reliable stability and performance, the availability of which may be limited or the cost of which may be prohibitive, and any failure may cause interruptions in service that may harm our business. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict our infrastructure requirements or efficiently improve our infrastructure, our business could be harmed.
We host our solution at geographically redundant data centers in the United States, the United Kingdom, Europe and Australia and from a public cloud location in Canada. Any failure or downtime in one of our data center facilities could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so. While our data centers have redundant power, cooling and infrastructure, they are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our clients as well as equipment damage. Our data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of our data center facilities could result in significant downtime for our solution and the loss of client data. Because our ability to attract and retain clients depends on our providing clients with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is a risk that service interruptions may occur as a result of server addition, relocation or other issues.
We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia. We are also in the process of establishing new public cloud deployments of our platform in certain additional international markets. We have partnered with a third-party to develop, test and deploy our technology to offer a full stack of services on the public cloud in certain international markets. If we are successful in deployment of our technology to the public cloud, we will likely introduce our public cloud deployments in the U.S. and in additional international markets. Our public cloud-based platform offering is critical to developing and providing our solution to our clients, scaling our business for future growth, accurately maintaining data and otherwise operating our business. Even once we implement public cloud-based data centers, we may discover deficiencies in the design, implementation or maintenance of the system that could materially harm our business. We have little or no control over public cloud providers. Any disruption of the public cloud, migration from one public cloud provider to another, or any failure of the public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, security, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy and security systems and fault tolerances, and a reduced ability to control data security and privacy.
Development of our AI solutions to make agents more efficient and improve customer experience may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to continue to increase and provide our customers with AI-powered applications, including conversational virtual agents, agent assistance and business insights. In the fourth quarter of 2020, we enhanced our AI-powered applications with the acquisition of Inference, and now offer an integrated IVA platform with AI-enabled omni-channel service solutions. While we aim for our AI-powered applications to make agents more efficient and improve customer experience, our AI models may not achieve sufficient levels of accuracy. In addition, we may not be able to acquire sufficient training data or our training data may contain biased or otherwise inaccurate information. Furthermore, the costs of AI technologies, such as speech recognition and natural language processing, may currently be too high for broad market adoption. Our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. Should any of these items or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.

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
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients, with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new products, applications and features. To the extent that these enhancements are made as a result of acquisitions, our success also depends on our ability to integrate the acquired technology with our existing solution. Any failure may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing or acquiring these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of changes and updates to our solution and increase our research and development expenses. Any failure of our solution to operate effectively, including with future network platforms and technologies, could reduce the demand for our solution, result in client dissatisfaction and harm our business.
Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings, features and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses. Our research and development expenses totaled $68.7 million, $45.2 million and $34.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
If we are unable to maintain the compatibility of our software with other products and technologies, our business would be harmed.
Our clients often integrate our solution with their business applications, particularly third-party CRM solutions. These third-party providers or their partners could alter their products so that our solution no longer integrate well with them, or they could delay or deny our access to technology releases that allow us to adapt our solution to integrate with their products in a timely fashion. Such third-party providers could also favor integration of our competitors’ products over our solution, making our solution less attractive to our clients. If we cannot adapt our solution to changes in complementary technology deployed by our clients, it may significantly impair our ability to compete effectively.
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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake along the West Coast of the United States (where our corporate headquarters and one of our data centers are located), hurricane, tropical storm, flooding or severe weather in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, global pandemic, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
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
Risks Related to Third-Party Technology Providers
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
In 2015, the FCC released an order, commonly referred to as network neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful internet traffic on the basis of content, application or service and (ii) the practice of favoring some internet traffic over other internet traffic based on the payment of higher fees. In June 2018, the FCC repealed the network neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of, or increase the cost of using, our solution. The FCC’s 2018 repeal was largely upheld by the D.C. Circuit Court of Appeals in a decision issued in October 2019. That same court rejected the FCC’s attempt to preempt states from adopting their own network neutrality requirements. As a result, network neutrality regulations vary widely among both the domestic and international jurisdictions in which we operate. While certain jurisdictions have strong protections for services such as ours, others either lack a network neutrality framework or otherwise do not enforce network neutrality regulations. The impairment, degradation or prioritization of lawful internet traffic by internet service providers could materially harm the performance of our solution, our client relationships, business, financial condition and operating results.
Risks Related to Our International Operations
We continue to expand our international operations, which exposes us to significant risks.
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K. and Latin America. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Russia, where portions of engineering and operations are performed, and Australia, after our acquisition of Inference, where portions of engineering and operations are now performed. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. In addition, in order to effectively market and sell our solution in international markets, we will be required to localize our solution, including the language in which our solution is offered, which will increase our costs, could result in delays in offering our solution in these markets and may decrease the effectiveness of our sales efforts. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
In addition, if the relationship between Russia and the United States significantly worsens, or if either Russia or the United States imposes or implements new or augmented economic sanctions, supply chain restrictions, or other restrictions on doing business, and we are restricted or precluded from continuing our software development operations in Russia, our costs could increase, and our product development efforts, business and results of operations could be significantly harmed.

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unaware or unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, or prohibitions on selling our solution, any of which could harm our business.
Sales to clients outside the United States or with international operations and our international sales efforts and operations support expose us to risks inherent in international sales and operations.
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States, with approximately 92% of our revenue for the year ended December 31, 2020 derived from clients with billing addresses in the United States.
We have increased and are continuing to increase our sales, marketing and support personnel in both the U.K. and the European Union. We have enlarged our data centers in the U.K. and Amsterdam and are increasing our use of public cloud solutions in the European Union as well. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue our other international operations, we will face risks in doing business internationally that could harm our business, including:
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
Brexit has harmed and may continue to harm global economic conditions, as well as the stability of global financial markets. For example, Brexit introduced significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As part of Brexit, the U.K. and the European Union entered into a withdrawal agreement that includes, among other things, an implementation and transition period lasting from January 31, 2020 until December 31, 2020, which is referred to herein as the Transition Period. During the Transition Period, the U.K. and the European Union negotiated post-withdrawal terms, including trading agreements and security cooperation, and an agreement was reached on December 24, 2020, which is referred to herein as the U.K.-E.U. Trade Agreement, and has since been ratified by the British Parliament and European Union governments. The U.K.-E.U. Trade Agreement provisionally came into effect on January 1, 2021 pending ratification by certain organs of the European Union. Brexit continues to create significant political, social and macroeconomic uncertainty. We continue to evaluate the risks associated with Brexit.

Even though the U.K.-E.U. Trade Agreement has provisionally come into effect, there may be increased costs on regulatory compliance between the U.K. and other countries, including those in the European Union, as the U.K.-E.U. Trade Agreement only provides for limited market access with respect to services. The lack of a comprehensive trade deal that governs services, along with future unanticipated trade disputes between the U.K. and the European Union, including the equivalency of regulations and standards, may also disrupt the provision of services between the U.K. and member states of the European Union. In addition, the U.K. will also need to negotiate new trade and tax treaties with other countries, and such negotiations may not begin or complete for a number of years.
In addition, the potential strengthening of the U.S. dollar relative to other currencies (including the British pound) would make our solution more expensive to international clients and may harm our international sales. Brexit could also cause disruptions to, and create uncertainty surrounding, the global economy, which could harm our ability to sell our solution and may harm our results of operation, financial condition and cash flows. Brexit could also affect our relationships with our existing and future clients, owners of our data center facilities in the U.K. and the Netherlands and our data center partners’ ability to retain and hire qualified employees, which could harm our business, business opportunities, results of operations, financial condition and cash flows.

Other Operational Risks
Adverse economic conditions may harm our business.
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In addition to the United States, Canada, Europe and Latin America, we plan to market and sell our solution in Asia and other international markets. If economic conditions, including currency exchange rates, in these areas and other key potential markets for our solution remain uncertain or deteriorate, including as a result of the effects of the COVID-19 pandemic, clients may delay or reduce their contact center and overall information technology spending. If our clients or potential clients experience economic hardship, this could reduce the demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.
Security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and our business.
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, unauthorized use of our systems, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information, leading to litigation, governmental investigations and enforcements actions, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solutions we provide, degrade the user experience, or cause clients to lose confidence in our solution.
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
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs (including stock-based compensation expense) to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. We believe that our corporate culture is a critical component to our ability to attract and retain employees. As we grow, we will need to continually enhance our efforts to maintain our corporate culture, which is more difficult due to our work from home policies during the COVID-19 pandemic. If we fail to attract new personnel or fail to retain and motivate our current personnel, particularly our executive officers and senior management team, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
Volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of stock awards when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees.
We may acquire other companies, or technologies or be the target of strategic transactions, or be impacted by transactions by other companies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. For instance, in 2019, we acquired substantially all of the assets of Whendu LLC, or Whendu, including its iPaaS platform, and in 2020, we acquired both Virtual Observer and Inference. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target. In addition, there has been a number of recent transactions in our industry and adjacent industries, which could have a negative impact on us.
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses. With respect to our recent acquisitions and any future acquisitions, we may not be able to successfully integrate acquired personnel, operations, product features and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from these or any future acquisitions due to a number of factors, including:
•inability to integrate or benefit from acquisitions in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition, including legal claims arising from the activities of the companies or businesses we acquire;
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
In addition, third parties may be interested in acquiring us. We will continue to consider, evaluate and negotiate any such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating, evaluating and negotiating such transactions, whether or not they are consummated.

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
We have a substantial amount of debt. As of December 31, 2020, we had approximately $806.4 million in principal amount outstanding under our convertible senior notes issued in May 2018 and in May and June 2020. See Note 6 to the consolidated financial statements.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2020, our intellectual property portfolio included three registered U.S. trademarks, 11 issued U.S. patents, four pending U.S. patent applications, and one registered U.S. copyright. As of December 31, 2020, we also had five issued patents and nine trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2038. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries, including Russia, where we have significant research and development operations, and the Philippines, where we have significant technical support, training and other professional services operations, are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
Others have claimed, or in the future may claim, that our solution and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or solution. Any claims or litigation could cause us to incur significant costs and expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, require that we refrain from using, manufacturing or selling certain offerings or features or using certain processes, prevent us from offering our solution or certain features thereof, or require that we comply with other unfavorable terms, any of which could harm our business and operating results. We may also be obligated to indemnify our clients or business partners and pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, which could be costly. Even if we were to prevail in any such dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.
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
Risks Related to Regulatory and Tax Matters
Failure to comply with laws and regulations could harm our business and our reputation.
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
The legal and contractual environment surrounding calling consumers and wireless phone numbers is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or FTC, and the FCC, and various states have laws including, at the federal level, the TCPA that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. The legal interpretation of certain of the requirements of these laws has been in dispute before the courts and federal agencies and the FCC is expected to conduct further rulemaking proceedings that may further alter its interpretation of the legal requirements involved. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
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
The applicability of state or local taxes, fees or surcharges relative to services such as ours is complex, ambiguous and subject to interpretation and change. If states enact new legislation or if taxing and regulatory authorities promulgate new rules or regulations or expand or otherwise alter their interpretations of existing rules and regulations, we could incur additional liabilities. The amount that we are required to pay under certain of these tax and regulatory structures also continues to increase as a percentage of our telecommunications revenues. The collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with new or existing legislation, rules or regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, such legislation, rules or regulations. We have incurred, and will continue to incur, substantial ongoing costs associated with complying with state or local tax, fee or surcharge requirements in the numerous markets in which we conduct or will conduct business.

Our ability to offer services outside the United States is subject to different regulatory and taxation requirements, which may be complicated and uncertain.
As we continue to expand the sale and implementation of our solution internationally, we will be subject to additional regulations, taxes, surcharges and fees. Compliance with these new complex regulatory requirements differ from country to country, and are frequently changing and may impose substantial compliance burdens on our business. At times, it may be difficult to determine which laws and regulations apply and we may discover that we are required to comply with certain laws and regulations after having provided services for some time in that jurisdiction, which could subject us to retroactive taxes, fees and penalties, and we may be subject to conflicting requirements. Additionally, as we expand internationally, the risk that governments will regulate or impose new or increased taxes or fees on our services increases. Any such additional regulation or taxes could decrease the value of our international expansion, or impede our ability to expand internationally, and therefore harm our results of operations.
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
In June 2015, in connection with our late registration with the USAC and past failure to make USF contributions prior to 2013, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury, which was paid in installments ending on December 31, 2018. We also agreed to make USF contributions of $3.9 million based on our revenues for the period from 2008 to 2012. We are still in dispute with the FCC regarding whether we are liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2020, we had accrued $0.9 million in respect of the remaining disputed assessments, including interest and penalties, for the period of 2003 through 2007. See Note 10 to the consolidated financial statements.
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
The regulations to which we are subject (in whole or in part) include:
•the TRACED Act and corresponding regulations from the FCC, which requires carriers to authenticate incoming calls using the STIR/SHAKEN caller ID framework and correspondingly compels providers of telecommunications services to implement capabilities to certify as authentic the traffic they provide to those carriers;
•the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•KARI’s Law and RAY BAUM’s Act, which require telecommunications carriers to ensure their users can directly dial 911 emergency services and, if technically feasible, automatically convey dispatchable location information with the call;
•contributions to the USF which requires that we pay a percentage of our revenues resulting from the provision of interstate telecommunications services to support certain federal programs;
•payment of annual FCC regulatory fees based on our interstate and international revenues;
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and
•FCC rules regarding CPNI which prohibit us from using such information without client approval, subject to certain exceptions.
If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to additional and substantial fines and penalties, we may have to restructure our solution, exit certain markets, accept lower margins or raise the price of our solution, any of which could harm our business and results of operations.
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
As of December 31, 2020, we had federal, state and foreign net operating loss carryforwards due to prior period losses of $356.0 million, $201.6 million and $14.3 million, respectively, available to reduce future income subject to income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2028, respectively, while the foreign net operating loss carryforwards do not expire. As of December 31, 2020, we also had gross research credit carryforwards for federal and California state tax purposes of $6.1 million and $4.5 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2024. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
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
Our clients use our solution to collect, transfer, use, and otherwise process, collectively, Process or Processing, personal data regarding their customers and potential customers. The Processing of personal data and other types of protected data subjects us and our customers to a number of domestic and international laws that govern and regulate the Processing of personal data and other types of protected data. These laws regulate and address a range of issues including data privacy (e.g., restrictions or technological or process requirements regarding the Processing of data), cybersecurity (e.g., requirements for the protection of personal data against compromise of the confidentiality, integrity, or availability of personal data), breach notification, data governance, and risk management and reporting. These laws can vary substantially from jurisdiction to jurisdiction, and are rapidly evolving. Domestic and international government authorities are considering adopting, or may adopt, laws and regulations in the future, regarding the Processing of personal data obtained from consumers and individuals.
Moreover, laws and regulations outside the United States, and particularly in the European Union, or EU, often are more restrictive than those in the United States. Such laws and regulations may have more stringent compliance obligations in regards to data protection. By way of example, under the EU General Data Protection Regulation, or GDPR, data subjects have the right to access, correct, and request deletion of personal data stored or maintained by companies subject to GDPR, such companies may have shorter timeframes and broader requirements for informing data protection authorities and individuals of security breaches that affect their personal data, and, in some cases, may be required to obtain individuals’ consent to process personal data for certain purposes. We also may be bound by additional, more stringent contractual obligations relating to our collection, use, and disclosure of personal, financial, and other data. It is possible that a governmental authority may implement a new law or interpret an existing law in a manner that limits our customers’ ability to use our solution or that requires us to make costly or detrimental changes in our solution and services, whether on a one-time basis or as an ongoing increase in our operating costs and expenses. Further, some laws might require us to disclose proprietary or confidential aspects of our solution in a manner that compromises the effectiveness of our solution or that enables our competitors or bad actors to gain insight into the operation of our technology, enabling them to copy or circumvent our solution and thereby reducing the value of our technology.
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
The CCPA and the CPRA could increase our costs and the costs of our clients to operate, limit the use of our solution or change the way we operate, and expose us to substantial fines and class action risk if we fail to comply, and lead to similar laws being enacted in other states.
In 2018, the State of California adopted the CCPA. The CCPA applies to certain for-profit entities doing businesses in California. We and our qualifying customers were required to comply with the requirements of the CCPA on January 1, 2020.
The CCPA established a new privacy framework for covered businesses by creating an expanded definition of personal information and creating new data privacy rights for consumers in the State of California. As required by the statute, entities doing business in California have disclosure obligations to consumers for whom they hold or process personal data. Businesses must also provide consumers with the right to dictate how their personal information is used and shared. Complying with these obligations involves continued expenditures that could increase as more consumers exercise their rights under the statute.
The CCPA created a new and potentially severe statutory damages framework for violations of its provisions. The California Attorney General can enforce the CCPA by seeking statutory penalties for failure to comply with the act. For businesses that fail to implement reasonable security procedures, the CCPA also creates a private right of action for consumers whose personal data is subject to a data breach. This private right of action has the potential to create significant class action liability for businesses, like ours, that operate in California. To protect against these new risks, it may be necessary to change our insurance programs.
The CCPA has been amended on multiple occasions, and is the subject of the regulations of the California Attorney General, which could be subject to additional modifications. Additional CCPA amendments have been proposed. It is unclear how, if at all, it may be modified, or how it will be interpreted by the California Attorney General. In addition, voters in California approved the ballot initiative known as the California Privacy Rights Act of 2020, or CPRA. Pursuant to the CPRA, the CCPA will be amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The CPRA is expected to take effect on January 1, 2023. Additional modifications to the CCPA could create additional liability and require costly expenditures to ensure continued compliance.
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
In May 2018, we issued $258.8 million in aggregate principal amount of the 2023 convertible senior notes in a private offering. In May 2020, we repurchased or exchanged $181.0 in aggregate principal amount of the 2023 convertible senior notes through individually negotiated private transactions in the 2023 Note Repurchase Transactions. As of December 31, 2020, after giving effect to the 2023 Note Repurchase Transactions and other settlements, we had approximately $58.9 million in aggregate principal amount of the 2023 convertible senior notes outstanding. The 2023 convertible senior notes mature on May 1, 2023 and the interest rate of the 2023 convertible senior notes is fixed at 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year.
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, all of which were outstanding as of December 31, 2020. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.
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
If and to the extent the conditional conversion features of either or both series of convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended December 31, 2020, one of the conversion features of the 2023 convertible senior notes was triggered, entitling the holders thereof to convert such convertible senior notes from January 1, 2021 to March 31, 2021. Whether the 2023 convertible senior notes will be convertible after March 31, 2021 will depend on the continued satisfaction of this condition or other conversion conditions.
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
The conversion of some or all of either series of convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the convertible senior notes elect to convert their notes during one of the specified conversion periods referred to above, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the convertible senior notes, such as the 2023 Note Repurchase Transactions, which involved the issuance of 2,723,581 shares of our common stock to certain holders of the 2023 convertible senior notes. We received elections to convert a limited number of 2023 convertible senior notes from the fourth quarter of 2019 through December 31, 2020. We have elected to satisfy our obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such convertible senior note holders. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.
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
General Risk Factors
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2020, the sale price per share of our common stock ranged from a low of $52.51 to a high of $187.99. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations in our operating results;
•the impacts of the COVID-19 pandemic and related matters on the equity capital markets and economy in general, or on us or our industry in particular;
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
•acquisitions by us or our competitors, and our ability to effectively integrate and achieve the desired benefits from acquisitions by us;
•the perceived or real impact of events that harm our direct competitors;
•developments with respect to patents or proprietary rights;
•general market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which would be unrelated to our business and industry, and outside of our control.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, particularly in connection with the COVID-19 pandemic. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These and other factors may disproportionately impact the trading price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows.
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
•restrict the forum for complaints asserting a cause of action under the Securities Act to the federal district courts;
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
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (3) any action asserting a claim arising pursuant to the Delaware General Corporation Law or (4) any action asserting a claim governed by the internal affairs doctrine. Furthermore, our Bylaws provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
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

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We currently lease approximately 270,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2020 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	104,000	January 2031
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	90,100	March 2021
The Philippines	Technical support, training and other professional services	26,600	July 2023
Russia	Portions of engineering and operations	23,400	September 2024
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; Slough, England; and Amsterdam, the Netherlands, which require monthly payments for a fixed period of time in exchange for certain guarantees of space, network and telecommunication availability. These agreements expire at various dates through 2025.
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
Number of Common Stock Holders
On February 19, 2021, there were 18 stockholders of record of our common stock who held an aggregate of 66,659,859 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
Stock-Based Compensation
For information on securities authorized for issuance under our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on December 31, 2015 and ends on December 31, 2020. The graph assumes $100 was invested at the close of market on December 31, 2015 in the common stock of Five9, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of 5 years Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2020

2,500
2,000
1,500
1,000
500
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
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

ITEM 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this report.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Revenue	$434,908	$328,006	$257,664	$200,225	$162,090
Cost of revenue(1)(2)	180,284	134,511	104,034	83,104	66,934
Gross profit	254,624	193,495	153,630	117,121	95,156
Operating expenses:
Research and development (1)(2)	68,747	45,190	34,172	27,120	23,878
Sales and marketing (1)(2)	132,413	95,592	72,001	66,570	52,748
General and administrative (1)(2)	65,769	49,446	40,448	29,151	25,072
Total operating expenses	266,929	190,228	146,621	122,841	101,698
Income (loss) from operations	(12,305)	3,267	7,009	(5,720)	(6,542)
Other income (expense), net:
Loss on early extinguishment of debt	(6,964)	—	—	—	(1,026)
Interest and other	(25,314)	(7,715)	(6,930)	(2,981)	(4,238)
Total other income (expense), net	(32,278)	(7,715)	(6,930)	(2,981)	(5,264)
Income (loss) before income taxes	(44,583)	(4,448)	79	(8,701)	(11,806)
Provision for (benefit from) income taxes	(2,453)	104	300	268	54
Net loss	$(42,130)	$(4,552)	$(221)	$(8,969)	$(11,860)
Net loss per share:
Basic and diluted	$(0.66)	$(0.08)	$—	$(0.16)	$(0.23)
Shares used in computing net loss per share:
Basic and diluted	64,154	60,371	58,076	54,946	52,342

(1) Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cost of revenue	$20,179	$10,856	$7,808	$6,300	$6,573
Research and development	1,964	1,801	1,036	795	737
Sales and marketing	5	6	95	120	221
General and administrative	2,939	1,711	1,335	1,099	859
Total depreciation and amortization	$25,087	$14,374	$10,274	$8,314	$8,390

(2) Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cost of revenue	$9,422	$6,334	$3,333	$2,202	$1,375
Research and development	14,043	7,658	5,303	3,042	2,059
Sales and marketing	20,164	11,368	6,307	4,364	2,363
General and administrative	21,118	16,705	13,541	5,735	3,846
Total stock-based compensation	$64,747	$42,065	$28,484	$15,343	$9,643

	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments	$645,670	$319,949	$291,819	$68,947	$58,122
Working capital	585,557	315,282	286,008	53,317	40,933
Total assets	1,063,742	482,380	394,666	128,196	105,239
Total debt and finance leases	643,928	213,931	207,919	46,742	45,799
Additional paid-in capital	474,678	351,870	294,279	222,202	196,555
Total stockholders’ equity	279,164	196,458	142,748	46,838	30,328

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
Overview
We are a pioneer and leading provider of intelligent cloud software for contact centers, facilitating more than seven billion call minutes between our more than 2,000 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2020, 2019 and 2018, subscription and related usage fees accounted for 92%, 92% and 93% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Effects of COVID-19
In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has significantly harmed the U.S. and global economies and caused significant fluctuation in financial markets, including those on which our common stock and our convertible senior notes trade, and may impact demand for our solution.
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
COVID-19 had a moderately positive impact on our 2020 financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its impact on the U.S. and global economy, is uncertain, but we believe that there will be a continuing net benefit to us longer term.
See Part I, Item 1A. Risk Factors, for further discussion of the impact of the COVID-19 pandemic on our business and operations.
Key GAAP Operating Results
Our revenue increased to $434.9 million for the year ended December 31, 2020, from $328.0 million and $257.7 million for the years ended December 31, 2019 and 2018, respectively. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the years ended December 31, 2020, 2019 and 2018, no single client accounted for more than 10% of our total revenue. As of December 31, 2020, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 9,000 agent seats. We had a net loss of $42.1 million, $4.6 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Prior Calculation - Net Invoicing. Our Annual Dollar-Based Retention Rate is calculated by dividing our Retained Net Invoicing by our Retention Base Net Invoicing on a monthly basis, which we then average using the rates for the trailing twelve months for the period being presented. We define Retention Base Net Invoicing as recurring net invoicing from all clients in the comparable prior year period, and we define Retained Net Invoicing as recurring net invoicing from that same group of clients in the current period. We define recurring net invoicing as subscription and related usage revenue excluding the impact of service credits, reserves and deferrals. Historically, the difference between recurring net invoicing and our subscription and related usage revenue has been within 10%.
The following table shows our Annual Dollar-Based Retention Rate based on Net Invoicing for the periods presented:

	Twelve Months Ended December 31,
	2020	2019
Annual Dollar-Based Retention Rate	110%	105%
Our Dollar-Based Retention Rate improved year over year primarily due to our larger clients increasing their number of agent seats.
New Calculation - Net Revenue. Starting from the fourth quarter of 2020, we revised our Annual Dollar-Based Retention Rate calculation to be based on Net Revenue, rather than Net Invoicing. We now have eight quarters of trended Annual Dollar-Based Retention Rates based on ASC 606 Net Revenue and, consistent with our peers, we are using Net Revenue rather than Net Invoicing and will no longer report the Net Invoicing calculation going forward.
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended December 31,
	2020	2019
Annual Dollar-Based Retention Rate	117%	112%
Our Dollar-Based Retention Rate based on Net Revenue improved year-over-year primarily due to our larger clients increasing their number of agent seats.
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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest income, expense and other, (4) loss on early extinguishment of debt, (5) acquisition-related transaction costs and one-time integration costs, (6) COVID-19 relief bonuses for employees, (7) provision for (benefit from) income taxes, and (8) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Net loss	$(42,130)	$(4,552)
Non-GAAP adjustments:
Depreciation and amortization (1)	25,087	14,374
Stock-based compensation (2)	64,747	42,065
Interest expense	28,348	13,794
Interest (income) and other	(3,034)	(6,079)
Legal settlement (3)	—	420
Legal and indemnification fees related to settlement	—	356
Acquisition related transaction costs and one-time integration costs	6,335	338
COVID-19 relief bonuses for employees	1,817	—
Loss on early extinguishment of debt	6,964	—
Provision for (benefit from) income taxes	(2,453)	104
Adjusted EBITDA	$85,681	$60,820

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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, USF costs which have been increasing, contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of service, resulting in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale. In the near-term, however, we expect cost of revenue to increase both in absolute dollars and as a percentage of revenue, primarily due to increased investments in public cloud.
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

Results of Operations for the Years Ended December 31, 2020 and 2019
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	41%	41%
Gross profit	59%	59%
Operating expenses:
Research and development	16%	14%
Sales and marketing	30%	29%
General and administrative	15%	15%
Total operating expenses	61%	58%
Income (loss) from operations	(2)%	1%
Other income (expense), net:
Interest expense	(7)%	(4)%
Loss on early extinguishment of debt	(2)%	—%
Interest income and other	1%	2%
Total other income (expense), net	(8)%	(2)%
Income (loss) before income taxes	(10)%	(1)%
Provision for income taxes	—%	—%
Net loss	(10)%	(1)%
Year-to-year comparisons between 2019 and 2018 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2019, which specific discussion is incorporated herein by reference.
Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Revenue	$434,908	$328,006	$106,902	33%
The increase in revenue for 2020 compared to 2019 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$180,284	$134,511	$45,773	34%
% of Revenue	41%	41%
The increase in cost of revenue for 2020 compared to 2019 was primarily due to a $11.6 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $10.2 million increase in depreciation and data center costs driven by increased capital expenditures to support our growing capacity needs and continuing expansion of our existing data center facilities, a $6.8 million increase in third-party hosted software costs driven by increased client activities, a $6.0 million increase in amortization expense due to the acquisitions of Virtual Observer in April 2020 and Inference in November 2020 and the acquisition of certain intangible assets from Whendu in November 2019, a $4.5 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and an increase in the USF contribution rate, and a $1.9 million increase in office, facilities and related costs.
Gross Profit

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$254,624	$193,495	$61,129	32%
% of Revenue	59%	59%
The increase in gross profit for 2020 compared to 2019 was primarily due to increases in subscription and related revenues. Gross margin for 2020 was flat compared to 2019.
Operating Expenses
Research and Development

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development	$68,747	$45,190	$23,557	52%
% of Revenue	16%	14%
The increase in research and development expenses for 2020 compared to 2019 was primarily due to a $18.6 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price.
Sales and Marketing

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$132,413	$95,592	$36,821	39%
% of Revenue	30%	29%
The increase in sales and marketing expenses for 2020 compared to 2019 was primarily due to a $25.5 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount and higher fair value of equity awards due primarily to our increased stock price, a $6.7 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, and a $1.8 million increase in facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.
General and Administrative

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$65,769	$49,446	$16,323	33%
% of Revenue	15%	15%
The increase in general and administrative expenses for 2020 compared to 2019 was primarily due to a $11.6 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards due primarily to our increased stock price, and a $5.0 million increase in legal and other professional service costs mainly related to our acquisitions.

Other Income (Expense), Net

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(28,348)	$(13,794)	$(14,554)	(106)%
Loss on early extinguishment of debt	(6,964)	—	(6,964)	(100)%
Interest income and other	3,034	6,079	(3,045)	50%
Total other income (expense), net	$(32,278)	$(7,715)	$(24,563)	(318)%
% of Revenue	(7)%	(2)%
The increase in interest expense for 2020 compared to 2019 was primarily due to increased interest expense under our 2025 convertible senior notes issued in May and June 2020, offset in part by the decrease in interest expense as a result of the 2023 Note Repurchase Transactions and other 2023 convertible senior note settlements, which decreased the aggregate outstanding principal amount of our 2023 convertible senior notes. The $7.0 million of loss was from the early extinguishment of our 2023 convertible senior notes during 2020. The decrease in interest income and other for 2020 compared to 2019 was primarily from lower interest income on our marketable investments.

Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, lease facilities and net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018. As of December 31, 2020, we had $585.6 million in working capital, which included $220.4 million in cash and cash equivalents, $383.2 million in short-term marketable investments and $42.1 million in long-term marketable investments.
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of December 31, 2020, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $58.9 million aggregate principal amount of 2023 convertible senior notes remained outstanding. For additional information regarding the convertible senior notes and related transactions, see Note 6 to the consolidated financial statements included in this report.
We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, and the impact of the COVID-19 pandemic on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, either to pay acquisition costs or to support our combined operations. We may raise additional capital through equity or engage in debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, market conditions and other factors, including the length and severity of the impact of the COVID-19 pandemic on general economic conditions and potential future impacts on the financial markets. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$67,302	$51,221
Net cash used in investing activities	(382,330)	(63,631)
Net cash provided by financing activities	457,424	8,474
Net increase (decrease) in cash and cash equivalents	$142,396	$(3,936)
Year-to-year comparisons between 2019 and 2018 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2019, which specific discussion is incorporated herein by reference.
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
Net cash provided by operating activities was $67.3 million during the year ended December 31, 2020. Net cash provided by operating activities resulted from our net loss of $42.1 million adjusted for non-cash items of $128.8 million, primarily consisting of $64.7 million of stock-based compensation, $25.7 million of amortization of discount and issuance costs on our convertible senior notes, $25.1 million of depreciation and amortization and $7.0 million of loss from the early extinguishment of our 2023 convertible senior notes, offset by use of cash for operating assets and liabilities of $19.4 million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $382.3 million in 2020 was comprised of $620.9 million related to purchases of marketable investments, $165.3 million, net of cash acquired, in connection with the acquisitions of Inference and Virtual Observer, and $30.4 million in capital expenditures, offset in part by $434.5 million related to cash proceeds from maturities of marketable investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $457.4 million in 2020 related to net cash proceeds of $728.8 million from the issuance of the 2025 convertible senior notes, net of initial purchasers' discounts and commissions and estimated debt issuance costs, cash proceeds of $11.7 million from exercise of stock options, and $11.5 million from the sale of common stock under our employee stock purchase plan, partially offset by $181.5 million of cash paid in connection with the 2023 Note Repurchase Transactions, $18.9 million of cash paid in connection with other 2023 convertible senior note settlements, $90.5 million of cash paid in connection with the 2025 Capped Call Transactions and $3.7 million of payments related to finance leases.

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
Revenue Recognition
Revenue is recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all of our revenue from contracts with customers. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. We then look to how services are transferred to the customer in order to determine the timing of revenue recognition. Most services provided under our agreements result in the transfer of control over time.
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
Business Combinations, Goodwill, and Acquisition-Related Intangible Assets
Accounting for business combinations requires us to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition dates, with the excess recorded to goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, royalty rates, and discount rates. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
We use estimates, assumptions, and judgments when performing a goodwill impairment test or assessing the recoverability of acquisition-related finite-lived intangible assets. We test goodwill for impairment on an annual basis in the fourth quarter and more frequently if a significant event or circumstance indicates impairment, and assess the recoverability of acquisition-related intangible assets whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. We also evaluate the estimated remaining useful lives of acquisition-related intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization.
Recent Accounting Pronouncements
Refer to Note 1 in Item 8 of this Form 10-K for information related to recent accounting pronouncements.
Off Balance Sheet Arrangements
As of December 31, 2020, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Commitments
Our principal contractual obligations consist of future payment obligations under our convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services.

The following table summarizes our significant contractual obligations as of December 31, 2020 (in thousands).

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible senior notes (1)	$806,367	$—	$58,867	$747,500	$—
Finance lease obligations (2)	628	628	—	—	—
Operating lease obligations (3)	9,800	4,138	4,986	676	—
Operating lease not yet commenced (3)	46,387	1,094	8,955	11,965	24,373
Cloud services (4)	11,400	7,000	4,400	—	—
Hosting services (5)	1,975	792	1,183	—	—
Telecommunication usage (6)	5,372	3,304	2,017	51	—
Equipment maintenance (7)	25	25	—	—	—
Total	$881,954	$16,981	$80,408	$760,192	$24,373

(1) Represents the outstanding principal balance under our 2025 convertible seniors and our 2023 convertible senior notes. See Note 6 to the consolidated financial statements for more information.
(2) Represents financing of computer and networking equipment and software purchases for our co-location data centers.
(3) Represents our obligations to make payments under the lease agreements for our office facilities and office equipment leases. The operating lease not yet commenced relates to our Bishop Ranch Building Lease, or the Bishop Ranch Lease, that we entered into on July 29, 2020, which commenced on February 1, 2021.
(4) Represents a three-year cloud services agreement that grants us a license to access and use certain cloud services.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities (short and long-term) totaling $645.7 million as of December 31, 2020. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of December 31, 2020, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $58.9 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair values of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our convertible senior notes bear fixed interest rates, and therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2020 and May 2018 related to the issuance of our 2025 convertible senior notes and our 2023 convertible senior notes, respectively.
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
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, except for Russia where compensation of our employees is primarily denominated in the U.S. dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $1.8 million on our operating results.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria, established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the sufficiency of audit evidence over revenues from subscription services and related usage
As discussed in Note 1 to the consolidated financial statements, the Company charges its clients subscription fees, usually billed on a monthly basis, for access to the Company’s Virtual Contact Center (“VCC”) cloud platform. The subscription fees are primarily based on the number of agent seats as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number of named agents allowed to concurrently access the VCC cloud platform. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. The related telephony usage fees are generally based on the volume of minutes used for inbound and outbound client interactions. There are high volumes of subscription and related usage transactions processed across multiple information technology (“IT”) systems.
We identified the evaluation of the sufficiency of audit evidence over subscription services and related usage as a critical audit matter. Revenues from subscription services and related usage involve a high volume of automated transactions dependent on the Company’s IT systems. Therefore, our audit procedures required the involvement of IT professionals and auditor judgment was required to determine the nature and extent of audit evidence obtained and evaluate the results of the procedures.
The following are the primary procedures we performed to address this critical audit matter. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain internal controls over the Company’s revenue process. This included controls over the capture and flow of subscription and related usage transactional information through the Company’s IT systems. We placed test calls and observed that call attributes such as duration and type of service were captured in the relevant IT systems. On a sample basis, we tested the Company’s monthly client billing activity by comparing the client’s billed agent seats or minutes to the quantities and service type provided as evidenced in the relevant IT systems. For each billing sample tested, we also compared the agent seats, service types and rates for consistency with underlying documentation, including client contracts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence over revenue for subscription services and related usage.
Valuation of acquired technology intangible assets acquired through business combinations

As discussed in Note 14 to the consolidated financial statements, during the year ended December 31, 2020, the Company consummated two business combinations for total consideration of $188.9 million. The preliminary fair values allocated to the acquired technology assets totaled $40.8 million.
We identified the valuation of the preliminary fair values allocated to acquired technology intangible assets as a critical audit matter. We performed sensitivity analyses to determine the significant assumptions used to value the acquired technology intangible assets, individually and in the aggregate. The fair value of these acquired technology intangible assets were sensitive to variation in the key assumptions including forecasted revenue growth rates and technology obsolescence, requiring a high degree of auditor judgment and the use of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation processes, including controls related to the development of the key assumptions related to forecasted revenue growth rates and technology obsolescence. We evaluated the reasonableness of the Company’s forecasted revenue growth rates and technology obsolescence by comparing them to historical actual results of the acquired entities and certain peer and market participant data. We involved valuation professionals with specialized skills and knowledge, who assisted in:
• evaluating certain peer group and market participant data used in the assessment of forecasted revenue growth rates, by assessing the appropriateness of the guideline comparable companies identified by management’s specialist and recalculating certain peer group and market participant data
• assessing the reasonableness of the technology obsolescence by comparing to certain public companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
San Francisco, California
February 26, 2021

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$220,372	$77,976
Marketable investments	383,171	241,973
Accounts receivable, net	48,731	37,655
Prepaid expenses and other current assets	16,149	10,656
Deferred contract acquisition costs	20,695	13,014
Total current assets	689,118	381,274
Property and equipment, net	51,213	33,190
Operating lease right-of-use assets	9,010	8,746
Intangible assets, net	51,684	15,533
Goodwill	165,420	11,798
Marketable investments	42,127	—
Other assets	3,236	1,184
Deferred contract acquisition costs — less current portion	51,934	30,655
Total assets	$1,063,742	$482,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,145	$10,156
Accrued and other current liabilities	44,450	18,385
Operating lease liabilities	3,912	5,064
Accrued federal fees	3,745	2,303
Sales tax liabilities	1,714	1,885
Finance lease liabilities	612	3,518
Deferred revenue	31,983	24,681
Total current liabilities	103,561	65,992
Convertible senior notes	643,316	209,604
Sales tax liabilities — less current portion	857	838
Operating lease liabilities — less current portion	5,379	4,329
Finance lease liabilities — less current portion	—	809
Other long-term liabilities	31,465	4,350
Total liabilities	784,578	285,922
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 66,496 shares and 61,544 shares issued and outstanding as of December 31, 2020 and 2019, respectively	67	61
Additional paid-in capital	474,678	351,870
Treasury stock, at cost; 16 shares held as of December 31, 2020 and no shares held as of December 31, 2019	2,263	—
Accumulated other comprehensive income	335	576
Accumulated deficit	(198,179)	(156,049)
Total stockholders’ equity	279,164	196,458
Total liabilities and stockholders’ equity	$1,063,742	$482,380
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$434,908	$328,006	$257,664
Cost of revenue	180,284	134,511	104,034
Gross profit	254,624	193,495	153,630
Operating expenses:
Research and development	68,747	45,190	34,172
Sales and marketing	132,413	95,592	72,001
General and administrative	65,769	49,446	40,448
Total operating expenses	266,929	190,228	146,621
Income (loss) from operations	(12,305)	3,267	7,009
Other income (expense), net:
Interest expense	(28,348)	(13,794)	(10,245)
Loss on early extinguishment of debt	(6,964)	—	—
Interest income and other	3,034	6,079	3,315
Total other income (expense), net	(32,278)	(7,715)	(6,930)
Income (loss) before income taxes	(44,583)	(4,448)	79
Provision for (benefit from) income taxes	(2,453)	104	300
Net loss	$(42,130)	$(4,552)	$(221)
Net loss per share:
Basic and diluted	$(0.66)	$(0.08)	$—
Shares used in computing net loss per share:
Basic and diluted	64,154	60,371	58,076
Comprehensive Loss:
Net Loss	$(42,130)	$(4,552)	$(221)
Other comprehensive income (loss)	(241)	669	(93)
Comprehensive loss	$(42,371)	$(3,883)	$(314)
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	56,632	$57	$222,202	—	$—	$—	$(175,421)	$46,838
Net reduction to opening accumulated deficit due to adoption of ASC 606(1)	—	—	—	—	—	—	24,145	24,145
Equity component of issuance of convertible senior notes	—	—	30,346	—	—	—	—	30,346
Issuance of common stock upon exercise of stock options and warrants	1,285	1	7,778	—	—	—	—	7,779
Issuance of common stock upon vesting of restricted stock units	1,047	1	(1)	—	—	—	—	—
Issuance of common stock under ESPP	246	—	5,730	—	—	—	—	5,730
Stock-based compensation	—	—	28,484	—	—	—	—	28,484
Shares held for tax withholdings	—	—	(260)	—	—	—	—	(260)
Other comprehensive loss	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(221)	(221)
Balance as of December 31, 2018	59,210	59	294,279	—	—	(93)	(151,497)	142,748
Issuance of common stock upon exercise of stock options	932	1	7,704	—	—	—	—	7,705
Issuance of common stock upon vesting of restricted stock units	1,204	1	(1)	—	—	—	—	—
Issuance of common stock under ESPP	198	—	7,823	—	—	—	—	7,823
Stock-based compensation	—	—	42,065	—	—	—	—	42,065
Other comprehensive income	—	—	—	—	—	669	—	669
Net loss	—	—	—	—	—	—	(4,552)	(4,552)
Balance as of December 31, 2019	61,544	61	351,870	—	—	576	(156,049)	196,458
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(338,855)	—	—	—	—	(338,855)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	3,015	3	309,686	—	—	—	—	309,689
Partial unwind of capped calls related to the 2023 convertible senior notes	—	—	—	16	2,263			2,263
Fair value of Inference assumed unvested stock options for services completed prior to the acquisition	—	—	192	—	—	—	—	192
Issuance of common stock upon exercise of stock options	558	1	11,655	—	—	—	—	11,656
Issuance of common stock upon vesting of restricted stock units	1,210	1	(1)	—	—	—	—	—
Issuance of common stock under ESPP	169	1	11,469	—	—	—	—	11,470
Stock-based compensation	—	—	64,747	—	—	—	—	64,747
Other comprehensive loss	—	—	—	—	—	(241)	—	(241)
Net loss	—	—	—	—	—	—	(42,130)	(42,130)
Balance as of December 31, 2020	66,496	$67	$474,678	16	$2,263	$335	$(198,179)	$279,164

(1)Effective January 2018, the Company adopted ASU 2014-09 - Revenue from Contracts with Customers: Topic 606. Accordingly, the Company recorded a net reduction to opening accumulated deficit of $24.1 million as of January 1, 2018 due to the cumulative impact of adopting the new standard. See Note 1 for more information.

See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(42,130)	$(4,552)	$(221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,087	14,374	10,274
Amortization of operating lease right-of-use assets	5,687	4,735	—
Amortization of premium on marketable investments	3,090	(1,108)	(670)
Provision for doubtful accounts	754	90	90
Stock-based compensation	64,747	42,065	28,484
Amortization of discount and issuance costs on convertible senior notes	25,738	12,788	7,881
Gain on sale of convertible note held for investment	—	(217)	(312)
Loss on early extinguishment of debt	6,964	—	—
Deferred taxes	(178)	—	—
Tax benefit of valuation allowance associated with an acquisition	(2,910)	—	—
Other	(147)	448	160
Changes in operating assets and liabilities:
Accounts receivable	(9,958)	(12,935)	(5,829)
Prepaid expenses and other current assets	(5,313)	(2,671)	(2,806)
Deferred contract acquisition costs	(28,959)	(12,783)	(7,748)
Other assets	(1,911)	(348)	193
Accounts payable	6,181	2,549	2,418
Accrued and other current liabilities	9,374	(544)	1,865
Accrued federal fees and sales tax liability	1,302	1,010	495
Deferred revenue	7,971	8,695	3,956
Other liabilities	1,913	(375)	392
Net cash provided by operating activities	67,302	51,221	38,622
Cash flows from investing activities:
Purchases of marketable investments	(620,948)	(359,470)	(220,704)
Proceeds from maturities of marketable investments	434,478	328,740	11,293
Purchases of property and equipment	(30,422)	(19,228)	(9,261)
Cash paid to acquire Inference and Virtual Observer	(165,338)	—	—
Cash paid to acquire substantially all of the assets of Whendu	(100)	(13,890)	—
Proceeds from sale of convertible note held for investment	—	217	1,923
Net cash used in investing activities	(382,330)	(63,631)	(216,749)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	728,812	—	250,711
Payments for capped call transactions	(90,448)	—	(31,412)
Repurchase of a portion of 2023 convertible senior notes, net of costs	(200,350)	—	—
Proceeds from exercise of common stock options	11,656	7,705	7,779
Proceeds from sale of common stock under ESPP	11,469	7,823	5,730
Payments of employee taxes related to vested common stock	—	—	(260)
Repayments on revolving line of credit	—	—	(32,594)
Repayments of notes payable	—	—	(318)
Payments of finance leases	(3,715)	(7,054)	(8,544)
Net cash provided by financing activities	457,424	8,474	191,092
Net increase (decrease) in cash and cash equivalents	142,396	(3,936)	12,965
Cash and cash equivalents:
Beginning of year	77,976	81,912	68,947
End of year	$220,372	$77,976	$81,912
Supplemental disclosures of cash flow data:
Cash paid for interest	$2,324	$1,029	$2,288
Cash paid for income taxes	293	281	159
Non-cash investing and financing activities:
Equipment obtained under finance lease	$—	$—	$5,142
Equipment purchased and unpaid at period-end	8,114	2,890	1,583
Capitalization of leasehold improvement through non-cash lease incentive	—	79	—
Acquisition and related transaction costs accrued at period-end	586	1,895	—
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud software for contact centers. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe, Asia and Australia, which primarily provide research, development, sales, marketing, and client support services.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue and related reserves, as well as the fair value of assets acquired and liabilities assumed through business combinations. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
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
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at three large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $218.3 million and $77.6 million as of December 31, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts.

As of December 31, 2020 and 2019, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2020, 2019 and 2018, no single client represented more than 10% of revenue.
Allowance for Doubtful Accounts
The Company's adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), on January 1, 2020 required it to shift from an incurred loss impairment model to an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its allowance for doubtful accounts on its trade accounts receivables, unbilled accounts receivables and contract assets. The adoption of this new standard did not have a material impact on the Company’s financial position, operating results or cash flows.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$11	$12	$33
Add: bad debt expense	754	90	90
Less: write-offs, net of recoveries	(638)	(91)	(111)
Balance, end of period	$127	$11	$12
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

Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value to these tangible and intangible assets and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to its consolidated statement of operations.
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
The Company performs testing for impairment of goodwill in its fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company; (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second quantitative assessment will be performed, involving a comparison between the estimated fair values of the Company’s single reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, an impairment charge is recorded for the excess.
Intangible assets, consisting of acquired developed technology, domain names and customer relationships, are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to six years. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships is included in sales and marketing expense. Amortization expense related to domain names is included in general and administrative expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
Revenue Recognition
Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all of its revenue from contracts with customers. In contracts with multiple performance obligations, it identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then looks to how services are transferred to the customer in order to determine the timing of revenue recognition. Most services provided under the Company’s agreements result in the transfer of control over time.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that the Company pays to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs and amortization of acquired technology. Personnel costs include those associated with support of the Company’s solution, clients and data center operations, as well as with providing professional services. Data center costs include costs to build out and setup, as well as co-location fees for the right to place the Company’s servers in data centers owned by third parties.
Research and Development
Research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for the Company’s services, as well as quality assurance, testing, product management and allocated overhead. Research and development costs are expensed as incurred except for internal use software development costs that qualify for capitalization. The Company reviews development costs incurred for internal-use software in the application development stage and assesses costs for capitalization.
Advertising Costs
The Company primarily advertises its services through the internet and in conjunction with partners. Advertising costs are expensed as incurred and were $15.6 million, $13.4 million and $12.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees the Company pays to third parties. The Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. Commission expense was $21.9 million, $15.0 million and $10.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured at the grant date fair value of the award. The Company estimates the fair value of stock options and purchase rights under the Company’s Equity Incentive Plans and the 2014 Employee Stock Purchase Plan (“2014 ESPP Plan”), respectively, using the Black-Scholes option-pricing model. The fair value of restricted stock awards is equal to the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized net of forfeitures using the straight-line method over the service period, which is generally the vesting period.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2020 and 2019, the Company recorded a full valuation allowance against the U.S. net deferred tax assets because of its history of operating losses in the United States. However, starting in 2020, the Company recorded net foreign deferred tax liabilities associated with its U.K. and Australia operations totaling $4.4 million, which cannot reduce its U.S. valuation allowance. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants, vesting of restricted stock units and purchases under the 2014 ESPP Plan. In periods of net loss, all potentially issuable shares of common stock are excluded from the diluted net loss per share computation because they are anti-dilutive. Therefore, basic and diluted net loss per share are the same for all years presented in the Company’s consolidated statements of operations and comprehensive loss.
Indemnification
The Company, in the ordinary course of business, enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2020 and 2019.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in 2017, 2018 and 2019 (collectively, “ASC 842”). Under the new guidance, a lessee is required to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting remained largely unchanged from previous GAAP. In transition, the Company was required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. The Company adopted ASC 842 using the modified retrospective method on January 1, 2019. The Company elected the available practical expedients, implemented internal controls, and a lease accounting system to enable the preparation of financial information upon adoption. The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $8.4 million and operating lease right-of-use (“ROU”) assets of the same amount. Existing deferred rent of $0.6 million was recorded as an offset to ROU assets, resulting in net ROU assets of $7.8 million. The Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have any impact on the Company's operating results or cash flows.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 using the modified retrospective method on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the

Company’s consolidated financial position, operating results or cash flows. See Notes 1 for further information on the impact of this adoption.
Recent Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This standard will be effective for the Company’s fiscal years beginning in the first quarter of 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on its consolidated financial statements.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable, net	$48,731	$37,655

Deferred contract acquisition costs:
Current	$20,695	$13,014
Non-current	51,934	30,655
Total deferred contract acquisition costs	$72,629	$43,669

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$1,297	$825
Contract liabilities (deferred revenue)	31,983	24,681
Contract liabilities (deferred revenue) (included in other long term liabilities)	3,373	1,550
Net contract assets (liabilities)	$(34,059)	$(25,406)

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
In the year ended December 31, 2020, the Company recognized revenue of $23.1 million related to its contract liabilities at December 31, 2019.
Remaining Performance Obligations
As of December 31, 2020, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $330.0 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,479	$1	$—	$3,480
U.S. treasury	287,315	41	(4)	287,352
U.S. agency securities	67,227	12	(6)	67,233
Commercial paper	5,093	—	—	5,093
Municipal bonds	2,684	1	(1)	2,684
Corporate bonds	17,323	6	—	17,329
Total	$383,121	$61	$(11)	$383,171

	December 31, 2020
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury	$10,189	$—	$—	$10,189
U.S. agency securities	31,469	9	(1)	31,477
Municipal bonds	461	—	—	461
Total	$42,119	$9	$(1)	$42,127

	December 31, 2019
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$161	$1	$—	$162
U.S. treasury	31,933	8	(1)	31,940
U.S. agency securities	177,629	110	(9)	177,730
Commercial paper	15,240	—	—	15,240
Municipal bonds	3,014	1	—	3,015
Corporate bonds	13,876	10	—	13,886
Total	$241,853	$130	$(10)	$241,973

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$(4)	$78,549	$(1)	$12,926
U.S. agency securities	(7)	39,443	(9)	36,322
Municipal bonds	(1)	1,201	—	—
Corporate bonds	(1)	1,347	—	251
Total	$(13)	$120,540	$(10)	$49,499
Although the Company had certain available-for-sale debt securities in an unrealized loss position as of December 31, 2020, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors, which it is now required to assess upon adoption of ASU 2016-13.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of December 31, 2020 were as follows:

	Cost	Fair Value
Due within one year	$383,121	$383,171
Due after one year through two years	42,119	42,127
Total	$425,240	$425,298

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

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$89,888	$—	$—	$89,888
U.S. treasury	39,997	—	—	39,997
Total cash equivalents	$129,885	$—	$—	$129,885
Marketable investments (Short and Long-term)
Certificates of deposit	$—	$3,480	$—	$3,480
U.S. Treasury	297,540	—	—	297,540
U.S. agency securities	—	98,711	—	98,711
Commercial paper	—	5,093	—	5,093
Municipal bonds	—	3,145	—	3,145
Corporate bonds	—	17,329	—	17,329
Total marketable investments	$297,540	$127,758	$—	$425,298

Liabilities
Contingent consideration	$—		$18,100	$18,100

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$2,179	$—	$—	$2,179
Commercial paper	—	2,697	—	2,697
Total cash equivalents	$2,179	$2,697	$—	$4,876
Marketable investments
Certificates of deposit	$—	$162	$—	$162
U.S. Treasury	31,940	—	—	31,940
U.S. agency securities	—	177,730	—	177,730
Commercial paper	—	15,240	—	15,240
Municipal bonds	—	3,015	—	3,015
Corporate bonds	—	13,886	—	13,886
Total marketable investments	$31,940	$210,033	$—	$241,973

As of December 31, 2020 and 2019, the estimated fair value of the Company’s outstanding 0.125% convertible senior notes due 2023 (the “2023 convertible senior notes”) was $253.1 million and $437.0 million, respectively. As of December 31, 2020, the estimated fair value of the Company's outstanding 0.500% convertible senior notes due 2025 (the "2025 convertible senior notes" and, together with the 2023 convertible senior notes, the "convertible senior notes") was $1,098.5 million. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
As part of the agreement to acquire Inference in November 2020, the Company may be obligated to pay contingent earn out consideration of up to $24.0 million based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2021. The fair value of the contingent consideration arrangement, estimated to be $18.1 million as of December 31, 2020, is classified within

Level 3 and is determined using a probability-based scenario analysis approach. The resulting probability-weighted contingent consideration amounts were discounted based on the Company’s estimated cost of debt. Future changes in the achievement of certain milestones and relative thresholds could result in a material change to the amount of contingent consideration accrued, and such changes will be recorded in the Company's consolidated statements of operations.
There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$90,487	$73,100
Money market funds	89,888	2,179
U.S. Treasury	39,997	—
Commercial paper	—	2,697
Total cash and cash equivalents	$220,372	$77,976
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2020	2019
Trade accounts receivable	$42,366	$34,591
Unbilled trade accounts receivable, net of advance client deposits	6,492	3,075
Allowance for doubtful accounts	(127)	(11)
Accounts receivable, net	$48,731	$37,655
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$9,816	$4,901
Other current assets	5,036	4,930
Contract assets	1,297	825
Prepaid expenses and other current assets	$16,149	$10,656

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computer and network equipment	$89,763	$67,378
Computer software	25,888	14,157
Internal-use software development costs	500	500
Furniture and fixtures	3,372	2,918
Leasehold improvements	2,335	2,264
Property and equipment	121,858	87,217
Accumulated depreciation and amortization	(70,645)	(54,027)
Property and equipment, net	$51,213	$33,190
Depreciation and amortization expense associated with property and equipment was $18.2 million, $13.5 million and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	December 31,
	2020	2019
Gross	$45,021	$46,671
Less: accumulated depreciation and amortization	(41,908)	(39,190)
Total	$3,113	$7,481
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued expenses	$15,217	$4,152
Accrued compensation and benefits	29,233	14,233
Accrued and other current liabilities	$44,450	$18,385
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred revenue	$3,373	$1,550
Deferred tax liabilities	4,438	—
Other long-term liabilities	5,554	2,800
Contingent consideration	18,100	—
Other long-term liabilities	$31,465	$4,350

5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company’s acquisition of Face It, Corp., which the Company also refers to as SoCoCare, in October 2013, Virtual Observer in April 2020, and Inference in November 2020. See Note 14 for further details of the Virtual Observer and Inference acquisitions.
The following table summarizes the activity in the Company's goodwill balances during the years ended December 31, 2019 and 2020 (in thousands):

Goodwill
Beginning of the period, January 1, 2019	$11,798
Addition	—
End of the period, December 31, 2019	11,798
Addition (Inference)	130,976
Addition (Virtual Observer)	22,646
End of the period, December 31, 2020	$165,420
During the fourth quarter of 2020, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, the Company’s management concluded that the fair value of the Company’s goodwill was more likely than not greater than its carrying amount as of December 31, 2020. As such, it was not necessary to perform the quantitative goodwill impairment test. Subsequent to the 2020 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2020 and 2019, there was no impairment to the carrying value of the Company’s goodwill.
Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisitions of SoCoCare in October 2013, Whendu in November 2019, Virtual Observer in April 2020, and Inference in November 2020. See Note 14 for further details of the Whendu, Virtual Observer, and Inference acquisitions.
The following table summarizes the activity in the Company's intangible asset balances during the years ended December 31, 2019 and 2020 (in thousands):

Intangible Assets
Beginning of the period, January 1, 2019	$631
Addition (Whendu)	15,784
Amortization	(882)
End of the period, December 31, 2019	15,533
Addition (Inference)	30,100
Addition (Virtual Observer)	12,800
Addition (Whendu)	100
Amortization	(6,849)
End of the period, December 31, 2020	$51,684

The components of intangible assets were as follows (in thousands):

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$56,214	$(6,761)	$49,453	4.9	$17,777	$(2,690)	$15,087	3.9
Acquired workforce	470	(177)	293	1.9	467	(21)	446	2.9
Customer relationships	1,600	(101)	1,499	4.7	—	—	—
Trademarks	500	(61)	439	1.8	—	—	—
Total	$58,784	$(7,100)	$51,684	4.9	$18,244	$(2,711)	$15,533	3.8
Amortization expense related to intangible assets was $6.8 million, $0.9 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in amortization expense during the year ended

December 31, 2020 was due to the acquisition of intangible assets from Inference in November 2020, Virtual Observer in April 2020 and Whendu in November 2019.
As of December 31, 2020, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2021	$11,787
2022	11,704
2023	10,870
2024	7,527
2025	5,596
Thereafter	4,200
Total	$51,684
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2020 and 2019.

6. Debt
0.500% Convertible Senior Notes and Related Capped Call Transactions
In May and June 2020, the Company issued $747.5 million aggregate principal amount of 2025 convertible senior notes in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $97.5 million principal amount of the 2025 convertible senior notes. The 2025 convertible senior notes mature on June 1, 2025 and bear interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The total net proceeds from the issuance of the 2025 convertible senior notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, were approximately $728.8 million.
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
The closing market price of the Company's common stock of $174.40 per share as of December 31, 2020, the last trading day during the three months ended December 31, 2020, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, December 31, 2020, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended December 31, 2020, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ended March 31, 2021.
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
The 2025 convertible senior notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 convertible senior notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated (including the 2023 convertible senior notes); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the issuance of the 2025 convertible senior notes, the 2025 convertible senior notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the 2025 Conversion Option was $158.3 million and was determined by deducting the fair value of the liability component from the par value of the 2025 convertible senior notes. The equity component was recorded in additional paid-in-capital and is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is being amortized to interest expense over the contractual term of the notes at an effective interest rate of 5.76%. The debt component was classified as long term liabilities during the three months ended December 31, 2020.
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
The net carrying amount of the liability component of the 2025 convertible senior notes was as follows (in thousands):

December 31, 2020
Principal	$747,500
Unamortized debt discount	(141,792)
Unamortized issuance costs	(13,192)
Net carrying amount	$592,516

The net carrying amount of the equity component of the 2025 convertible senior notes was as follows (in thousands):

December 31, 2020
Equity component	$158,321
Issuance costs	(3,958)
Net carrying amount	$154,363

Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

Year Ended
December 31, 2020
Contractual interest expense	$2,230
Amortization of debt discount	16,528
Amortization of issuance costs	1,538
Total interest expense	$20,296

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
The net impact to the Company's stockholders' equity as of December 31, 2020, included in additional paid-in capital, relating to the issuance of the 2025 convertible senior notes was as follows (in thousands):

December 31, 2020
Conversion option	$158,321
Payments for capped call transactions	(90,448)
Issuance costs	(3,958)
Total	$63,915
Maturity of the Company’s 2025 convertible senior notes as of December 31, 2020 was as follows (in thousands):

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
As of December 31, 2020, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $58.9 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
During each of the quarters from the third quarter of 2019 through the fourth quarter of 2020, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to December 31, 2020, and are currently convertible between January 1, 2021 to March 31, 2021. Whether the 2023 convertible senior notes will be convertible after March 31, 2021 will depend on the continued satisfaction of this condition or other conversion conditions in the future. To date, the Company has paid $18.9 million in cash and issued 307,037 shares of its common stock to settle $18.9 million aggregate principal amount of its 2023 convertible senior notes that resulted in a $1.2 million loss on early debt extinguishment. During 2020, the Company also received 15,714 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 15,714 shares reduced the number of shares outstanding, thus was recorded to treasury stock based on an aggregate fair value of $2.3 million at the time of the settlements. In addition, on or prior to December 31, 2020, the Company received elections to convert $7.8 million aggregate principal amount of its 2023 convertible senior notes that remained unsettled as of the end of the fourth quarter of 2020. From January 1, 2021 through the date of this filing, the Company received additional elections to convert aggregate principal amount of $5.8 million of the 2023 convertible senior notes. The Company has settled, or expects to settle, these conversions in cash or a combination of cash and shares during the first half of 2021. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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
The net carrying amount of the liability component of the 2023 convertible senior notes was as follows (in thousands):

	December 31, 2020	December 31, 2019
Principal	$58,867	$258,750
Unamortized debt discount	(7,367)	(44,881)
Unamortized issuance costs	(700)	(4,265)
Net carrying amount	$50,800	$209,604
The net carrying amount of the equity component of the 2023 convertible senior notes continued to meet the conditions for equity classification as presented below (in thousands):

	December 31, 2020	December 31, 2019
Equity component	$14,505	$63,756
Issuance costs	(455)	(1,998)
Net carrying amount	$14,050	$61,758
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Contractual interest expense	$184	$324	$209
Amortization of debt discount	7,006	11,683	7,192
Amortization of issuance costs	666	1,105	689
Total interest expense	$7,856	$13,112	$8,090

In connection with the issuance of the 2023 convertible senior notes, the Company entered into privately negotiated capped call transactions (the “2023 Capped Call Transactions”) with certain financial institutions. The 2023 Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2023 convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2023 convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The initial cap price of the 2023 Capped Call Transactions is $62.80 per share, and is subject to certain adjustments under the terms of the 2023 Capped Call Transactions. The 2023 Capped Call Transactions cover, subject to anti-dilution adjustments, approximately 6.3 million shares of the Company’s common stock. For accounting purposes, the 2023 Capped Call Transactions are separate transactions, and not integrated with the issuance of the 2023 convertible senior notes. As these transactions meet certain accounting criteria, the 2023 Capped Call Transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $31.4 million incurred in connection with the 2023 Capped Call Transactions was recorded as a reduction to additional paid-in capital.
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
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the 2023 convertible senior notes issued in May 2018 was as follows (in thousands):

December 31, 2018
Conversion option	$63,756
Payments for capped call transactions	(31,412)
Issuance costs	(1,998)
Total	$30,346
Maturity of the Company’s 2023 convertible senior notes as of December 31, 2020 was as follows (in thousands):

Period	Amount to Mature
2023	$58,867
Total	$58,867

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2020 and 2019, the Company had 66,496,060 and 61,543,634 shares of common stock issued and outstanding, respectively.
During 2020, the Company issued 3,030,618 shares of common stock in connection with 2023 convertible senior note settlements. During 2020, the Company also received 15,714 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 15,714 shares reduced the number of shares outstanding, thus was recorded to treasury stock based on an aggregate fair value of $2.3 million at the time of the settlements. See Note 6 for further details.
Holders of the Company’s common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2020, were as follows (in thousands):

Common Stock Reserved
Stock options outstanding	2,255
Restricted stock units outstanding	2,267
Shares available for future grant under 2014 Plan	11,562
Shares available for future issuance under ESPP	2,532
Total shares of common stock reserved	18,616

Equity Incentive Plans
Prior to the Company’s initial public offering (“IPO”) in April 2014, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (“ 2004 Plan”).
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 3,324,803 additional shares were reserved under the 2014 Plan on January 1, 2021. No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. Additionally, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan. The 2014 Plan allows the Company to grant stock options, restricted stock units (“RSUs”), restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company’s stock options expire 10 years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years. Vested options generally expire three months after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
In connection with the Company’s acquisition of Inference, the Company assumed unvested stock options that had been granted under the Inference Technologies Group Inc. 2018 Equity Incentive Plan. Each of the assumed stock options are subject to substantially the same terms and conditions as applied to the assumed stock options immediately prior to the acquisition date, except that the number of shares of the Company’s common stock subject to each assumed stock option and the exercise price has been adjusted in accordance with the terms of the acquisition agreement. If these assumed stock options are cancelled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of the acquisition date, the estimated fair value of the assumed unvested options was $7.6 million, of which $0.2 million was recognized as goodwill and the balance of $7.4 million is being recognized as stock-based compensation expense over the remaining service period of the assumed unvested stock options.

Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2020 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2019	2,530	$19.38
Options granted	271	85.68
Options assumed (2)	60	14.33
Options exercised	(560)	20.86
Options forfeited or expired	(46)	43.60
Outstanding as of December 31, 2020	2,255	26.33	5.4	$333,959
Vested and expected to vest as of December 31, 2020	2,255	26.33	5.4	333,959
Exercisable as of December 31, 2020	1,607	14.24	4.3	257,447

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the
stock options and the fair market value of the Company’s common stock of $174.40 per share as of December     31, 2020 for all in-the-money stock options outstanding.
(2) The Company assumed stock options outstanding through the Inference acquisition.
Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value per share of options granted, excluding assumed stock options	$38.80	$24.06	$16.33
Weighted average grant date fair value per share of assumed stock options	125.96	—	—
Intrinsic value of options exercised (1)	47,529	42,204	34,785
Total fair value of options vested during the period	7,846	5,342	4,744
Cash received from options exercised	11,656	7,705	7,779

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units
A summary of RSU activity during the year ended December 31, 2020 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	2,372	$41.32
RSUs granted	1,252	86.15
RSUs vested and released	(1,210)	41.35
RSUs forfeited	(147)	53.44
Outstanding as of December 31, 2020	2,267	65.42

Following is additional information pertaining to the Company’s RSU activity (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value per share of RSUs granted	$86.15	$53.33	$32.30
Total fair value of RSUs vested during the period	136,805	68,072	41,245
Employee Stock Purchase Plan
In March 2014, the Company’s board of directors and stockholders adopted the 2014 ESPP Plan and the shares authorized for issuance thereunder. The 2014 ESPP Plan became effective on April 3, 2014.
The 2014 ESPP Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six month offering period, except for the initial offering period, or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period.
The number of shares of common stock originally reserved for issuance under the 2014 ESPP Plan was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of its common stock); or (iii) such lesser number as determined by its board of directors. Pursuant to the automatic annual increase, 664,960 additional shares were reserved under the 2014 ESPP Plan on January 1, 2021.
During 2020, 168,737 shares were purchased by employees under the 2014 ESPP Plan at a weighted average price of $67.97 per share.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$9,422	$6,334	$3,333
Research and development (1)	14,043	7,658	5,303
Sales and marketing	20,164	11,368	6,307
General and administrative	21,118	16,705	13,541
Total stock-based compensation	$64,747	$42,065	$28,484

(1)Includes an incremental stock-based compensation cost due to modification of certain stock-based awards of a former executive of the Company in the third quarter of 2018.
As of December 31, 2020, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$22,526	$138,956	$1,825
Weighted-average amortization period	2.6 years	2.9 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the 2014 ESPP Plan granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions disclosed in the table below. Expected volatility is based upon the weighting of the Company’s historical volatility. Prior to

2020, expected volatility was based upon the weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated using the simplified method by taking the average of the vesting term and the contractual term of the option. The expected volatility assumption for purchase rights under the 2014 ESPP Plan is based on the historical volatility of the Company’s common stock. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
The weighted average assumptions used to value stock options and purchase rights under the 2014 ESPP Plan granted during the years ended December 31, 2020, 2019 and 2018 were as follows:

Stock Options	Year Ended December 31,
	2020 (1)	2019	2018
Expected term (years)	5.7	6.1	6.0
Volatility	47%	46%	45%
Risk-free interest rate	0.9%	2.3%	2.8%
Dividend yield	—	—	—

(1)The weighted average assumptions for the year ended December 31, 2020 includes assumed stock options. The weighted average assumptions, excluding the assumed stock options, were an expected term of 6.0 years, volatility of 47%, risk-free interest rate of 1.0% and dividend yield of 0%. The weighted average assumptions of the assumed stock options were an expected term of 4.3 years, volatility of 47%, risk-free interest rate of 0.3% and dividend yield of 0%.

ESPP	Granted In
	November 2020	May 2020	November 2019	May 2019	November 2018	May 2018
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	50%	50%	46%	51%	37%	36%
Risk-free interest rate	0.1%	0.2%	2.4%	2.5%	2.1%	1.4%
Dividend yield	—	—	—	—	—	—

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of restricted stock and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the years ended December 31, 2020, 2019 and 2018, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2020	2019	2018
Net loss	$(42,130)	$(4,552)	$(221)
Weighted-average shares used in computing basic and diluted net loss per share	64,154	60,371	58,076
Basic and diluted net loss per share	$(0.66)	$(0.08)	$—

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands).

	December 31,
	2020	2019	2018
Stock options	2,255	2,530	3,122
Restricted stock units	2,267	2,372	2,325
Convertible senior notes	910	1,619	—
Total	5,432	6,521	5,447
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2023 convertible senior notes during the year ended December 31, 2020 since the average market price of the Company’s common stock during the period exceeded the initial conversion price of $40.82 per share. However, the potential shares of common stock issuable upon the conversion of the 2023 convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. The conversion spread had an anti-dilutive impact for the 2025 convertible senior notes during the year ended December 31, 2020 since the average market price of the Company’s common stock during the period was less than the initial conversion price of $134.34 per share.
9. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(44,303)	$(5,340)	$(638)
International	(280)	892	717
Income (loss) before income taxes	$(44,583)	$(4,448)	$79
Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$—	$—	$—
U.S. state	401	61	28
Foreign	233	43	272
Total provision for income taxes - Current	634	104	300

Deferred:
U.S. federal	(2,495)	—	—
U.S. state	(414)	—	—
Foreign	(178)	—	—
Total provision for (benefit from) income taxes - Deferred	(3,087)	—	—
Total provision for (benefit from) income taxes	$(2,453)	$104	$300

The Company recorded a deferred income tax benefit during 2020 principally due to the release of a portion of the previously recorded valuation allowance as a result of the deferred tax liabilities recorded as part of the acquisition of Virtual Observer, and the change in the foreign deferred tax balances during the year.
Income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax income (loss) for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. federal tax at statutory rate	$(9,362)	$(934)	$17
U.S. state income taxes	(345)	(65)	2,539
Section 162(m)	6,472	5,623	2,956
Non-deductible expense	1,944	276	11,529
Research and development credit	(837)	(860)	(339)
Stock-based compensation	(23,800)	(16,619)	(11,360)
Tax benefit from acquisition	(2,495)	—	—
Other	651	(129)	106
Change in valuation allowance	25,319	12,812	(5,148)
Total provision for (benefit from) income taxes	$(2,453)	$104	$300
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 related to the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss and credit carryforwards	$95,180	$69,718
Accrued liabilities	6,244	4,184
Allowance for doubtful accounts	766	217
Deferred revenue	782	408
Accrued compensation	3,596	1,301
Long-term lease liabilities	1,418	1,992
Intangibles	—	88
Gross deferred tax assets	107,986	77,908
Valuation allowance	(51,127)	(59,939)
Net deferred tax assets	56,859	17,969
Deferred tax liabilities:
Property and equipment	(876)	(384)
Amortized intangibles	(11,041)	(68)
Other	(92)	(58)
Right of use assets	(1,276)	(1,755)
Deferred compensation - Current	(12,180)	(5,017)
Convertible senior notes	(35,832)	(10,687)
Gross deferred tax liabilities	(61,297)	(17,969)
Net deferred taxes	$(4,438)	$—
The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2020, 2019 and 2018.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, for the year ended December 31, 2020, the Company has provided a valuation allowance against its U.S. net deferred tax assets. However, starting in 2020, the Company recorded net foreign deferred tax liabilities associated with its U.K. and Australia operations totaling $4.4 million, which cannot reduce its U.S. valuation allowance. The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was a decrease of $8.8 million and an increase of $12.8 million, respectively.
As of December 31, 2020, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $356.0 million, $201.6 million and $14.3 million, respectively, available to reduce future income subject to income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2028, respectively, while the foreign net operating loss carryforwards do not expire. As of December 31, 2020, the Company also had gross research credit carryforwards for federal and California state tax purposes of $6.1 million and $4.5 million, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2024 and the California state research credits can be carried forward indefinitely. The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under the IRC Section 382. Events that may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. In the event the Company has changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.
Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized benefit — beginning of period	$4,471	$10,723	$3,115
Gross increases — current year tax positions	1,605	963	7,608
Gross decreases — prior year tax positions	—	(7,215)	—
Unrecognized benefit — end of period	$6,076	$4,471	$10,723
As of December 31, 2020 and 2019, the Company had $0.3 million and an immaterial amount, respectively, of total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2020 will significantly change due to settlement of examination or the expiration of statutes of limitation during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the Company’s net carryover of unused operating losses, all years from 2001 forward remain subject to future examination by the U.S. federal and state tax authorities. The Company’s foreign tax returns are open to audit under the statutes of limitation of the respective foreign countries in which the subsidiaries are located. The Company considers all undistributed earnings of its foreign subsidiaries indefinitely reinvested.

10. Commitments and Contingencies
Commitments
As of December 31, 2020, $806.4 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
On July 29, 2020, the Company entered into the Bishop Ranch Lease. The Company expects to use the Bishop Ranch Lease as its new corporate headquarters. The Lease commenced on February 1, 2021 and will continue for a period of 120 months. As of December 31, 2020, the Company's commitments under the Bishop Ranch Lease totaled $46.4 million.
In September 2020, the Company entered into a cloud services agreement for a term of three years and total commitment of $12.5 million. As of December 31, 2020, total remaining commitment was approximately $11.4 million, of which approximately $7.0 million and $4.4 million is expected to be paid in 2021 and 2022, respectively.
Hosting, Telecommunication Usage and Maintenance Services
The Company has agreements with third parties to provide co-location hosting, telecommunication usage, and equipment maintenance services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. The Company is also committed to make future payments under maintenance service contracts for certain data center equipment.
As of December 31, 2020, future minimum payments under these arrangements were as follows (in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services	Equipment Maintenance Services
2021	$792	$3,304	$25
2022	997	1,573	—
2023	186	444	—
2024	—	51	—
Thereafter	$—	$—	$—
Total future minimum payment	$1,975	$5,372	$25
Universal Services Fund Liability
The Company is classified as a telecommunications service provider for regulatory purposes and is required to make contributions to the USF based on the revenue the Company receives from the resale of interstate and international telecommunications services. In order to comply with the obligation to make direct contributions, the Company is registered with the USAC, which is charged by the FCC with administering the USF, and has been remitting the required contributions to USAC since its registration with the USAC in April 2013. In June 2015, in connection with the Company’s late registration with the USAC and past failure to make USF contributions prior to 2013, the Company entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury, which was paid in installments ending on December 31, 2018. The Company also agreed to make USF contributions of $3.9 million based on its revenues for the period from 2008 to 2012. The Company is still in dispute with the FCC regarding whether the Company is liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2020, the Company had accrued $0.9 million in respect of the remaining disputed assessments, including interest and penalties, for the period of 2003 through 2007.
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
As of December 31, 2020 and 2019, the Company had total accrued liabilities of $1.1 million and $1.2 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.2 million and $0.4 million, respectively, were included in current “Sales tax liability” on the consolidated balance sheets, and the remaining were included in non-current “Sales tax liability” on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$400,509	$301,536	$239,378
International	34,399	26,470	18,286
Total revenue	$434,908	$328,006	$257,664
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	December 31,
	2020	2019
United States	$43,339	$29,246
International	7,874	3,944
Property and equipment, net	$51,213	$33,190

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company began matching employee contributions in cash in the fourth quarter of 2019. The contribution expense for the year ended December 31, 2020 and 2019 was $1.4 million and $0.3 million, respectively.

The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement of age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability was $0.6 million and $0.4 million as of December 31, 2020 and 2019, respectively. Total retirement expense for this plan was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

13. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. The Company’s leases have remaining terms of one to ten years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days’ notice.
The Company adopted ASC 842 using the modified retrospective method on January 1, 2019. The Company elected the available practical expedients, implemented internal controls, and a lease accounting system to enable the preparation of financial information upon adoption. The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $8.4 million and operating lease ROU assets of the same amount. Existing deferred rent of $0.6 million was recorded as an offset to ROU assets, resulting in net ROU assets of $7.8 million. The Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have any impact on the Company’s operating results or cash flows.
The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$6,142	$5,153	$—
Finance lease cost:
Amortization of right-of-use assets	$748	$6,345	$7,125
Interest on finance lease liabilities	212	704	1,347
Total finance lease cost	$960	$7,049	$8,472
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(6,531)	$(5,237)	$—
Financing cash used in finance leases	(3,715)	(7,054)	(8,544)
Right of use assets obtained in exchange for lease obligations:
Operating leases	5,980	5,737	—
Finance leases	—	—	6,133

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$9,010	$8,746

Operating lease liabilities:	$3,912	$5,064
Operating lease liabilities — less current portion	5,379	4,329
Total operating lease liabilities	$9,291	$9,393
Finance leases
Property and equipment, gross	$45,021	$46,671
Less: accumulated depreciation and amortization	(41,908)	(39,190)
Property and equipment, net	$3,113	$7,481
Finance lease liabilities:
Finance leases	$612	$3,518
Finance lease liabilities — less current portion	—	809
Total finance lease liabilities	$612	$4,327
Weighted average remaining terms were as follows (in years):

	December 31,
	2020	2019
Weighted average remaining lease term
Operating leases	2.6 years	2.7 years
Finance leases	0.5 years	1.1 years
Weighted average discount rates were as follows:

	December 31,
	2020	2019
Weighted average discount rate
Operating leases	4.5%	4.7%
Finance leases	7.9%	7.5%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$4,138	$628
2022	3,098	—
2023	1,888	—
2024	676	—
2025	—	—
Total future minimum lease payment	9,800	628
Less: imputed interest	(509)	(16)
Total	$9,291	$612

As of December 31, 2020, the Company’s Bishop Ranch Lease had not yet commenced, representing a total commitment over its term of $46.4 million. This operating lease commenced on February 1, 2021 with a lease term of 10 years.

14. Acquisitions
Inference Solutions
On November 18, 2020, the Company acquired all of the issued and outstanding shares of Inference for total consideration of approximately $156.7 million. The total consideration comprised of $137.0 million in cash, net of cash acquired, and $18.1 million in estimated fair value of contingent earn out consideration. The contingent earn out consideration is up to $24.0 million and is based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2021. The range of amounts that the Company could pay under the contingent consideration arrangement is between $0.0 million and $24.0 million. See Note 3 for additional information regarding the contingent consideration arrangement. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company’s AI position through the addition of Inference’s widely deployed IVA platform.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $131.0 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed including calculation of deferred tax assets and liabilities. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

Cash	$1,394
Property and equipment acquired	124
Other assets acquired	2,238
Acquired technology	28,600
Customer relationships	1,100
Trade name and trademarks	400
Goodwill	130,976
Total assets acquired	164,832
Liabilities assumed	(3,525)
Deferred tax liability	(4,616)
Total consideration	$156,691
Total consideration (net of cash acquired)	$155,297

The acquired technology, customer relationships, and trade name will be amortized on a straight-line basis over their assigned useful lives of six years, five years, and two years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred approximately $2.9 million of acquisition costs, which have been expensed as incurred and included in general and administrative expense in the consolidated statement of operations and comprehensive income. The results of operations of this acquisition are included in the accompanying consolidated statements of operations from the date of acquisition. No pro forma financial information is provided as the financial results of Inference were not material to the Company’s consolidated financial statements.
Virtual Observer

On April 1, 2020, the Company acquired all of the issued and outstanding shares of common stock of Virtual Observer, formerly Coordinated Systems, Inc., for cash consideration of approximately $32.2 million, subject to adjustment, pursuant to a stock purchase agreement by and among the Company and Robert H. Hutcheon, David R. Brower and Daniel J. McGrail, dated January 15, 2020. This acquisition, was accounted for as a business combination, is intended to expand the Company's portfolio to include a cloud-based Workforce Optimization ("WFO") offering as a complement to its ongoing strategic partnerships with leading WFO providers.
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

The acquired technology, customer relationships, and trade name and trademarks will be amortized on a straight-line basis over their estimated useful lives of five years, five years, and two years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $0.9 million that has been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations in 2020, and expensed an additional $0.3 million in 2019.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations from the date of acquisition. No pro forma financial information is provided as the financial results of the acquiree were not material to the Company’s consolidated financial statements.
Whendu LLC
In November 2019, the Company acquired certain assets from Whendu, including its iPaaS platform, which the Company has determined to be an asset acquisition. The purchase price, including the Company’s transaction costs, was approximately $15.9 million, of which $15.4 million was allocated to the Whendu iPaaS platform and $0.5 million was allocated to an assembled workforce, on a relative fair value basis. The assets will be amortized on a straight-line basis over their useful lives of four and three years, respectively.

15. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2020 and 2019 is as follows:

	Quarter Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

	(unaudited, in thousands, except per share data)
Revenue	$127,885	$112,143	$99,792	$95,088	$92,263	$83,769	$77,436	$74,538
Cost of revenue (1)(2)	51,233	46,561	42,453	40,037	37,940	34,472	31,248	30,851
Gross profit	76,652	65,582	57,339	55,051	54,323	49,297	46,188	43,687
Operating expenses:
Research and development (1)(2)	18,676	17,674	17,208	15,189	12,168	11,665	10,811	10,546
Sales and marketing (1)(2)	37,053	32,969	32,231	30,160	25,627	25,014	23,250	21,701
General and administrative (1)(2)	18,258	16,724	16,129	14,658	13,496	12,146	12,042	11,762
Total operating expenses	73,987	67,367	65,568	60,007	51,291	48,825	46,103	44,009
Income (loss) from operations	2,665	(1,785)	(8,229)	(4,956)	3,032	472	85	(322)
Other income (expense), net:
Interest expense	(9,481)	(9,649)	(5,734)	(3,484)	(3,506)	(3,486)	(3,406)	(3,396)
Loss on early extinguishment of debt	(887)	(282)	(5,794)	0	0	0	0	0
Interest income and other	501	631	829	1,072	1,384	1,460	1,490	1,745
Total other income (expense), net	(9,867)	(9,300)	(10,699)	(2,412)	(2,122)	(2,026)	(1,916)	(1,651)
Income (loss) before income taxes	(7,202)	(11,085)	(18,928)	(7,368)	910	(1,554)	(1,831)	(1,973)
Provision for (benefit from) income taxes	8	346	(2,876)	69	74	50	29	(49)
Net income (loss)	$(7,210)	$(11,431)	$(16,052)	$(7,437)	$836	$(1,604)	$(1,860)	$(1,924)
Net income (loss) per share:
Basic	$0.11	$(0.17)	$(0.25)	$(0.12)	$0.01	$(0.03)	$(0.03)	$(0.03)
Diluted	$0.11	$(0.17)	$(0.25)	$(0.12)	$0.01	$(0.03)	$(0.03)	$(0.03)
Shares used in computing net income (loss) per share:
Basic	66,133	65,460	63,282	61,705	61,253	60,781	60,058	59,367
Diluted	66,133	65,460	63,282	61,705	65,962	60,781	60,058	59,367

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

	(unaudited, in thousands)
Cost of revenue	$2,331	$2,603	$2,499	$1,989	$1,745	$1,702	$1,658	$1,229
Research and development	3,674	3,876	3,684	2,806	2,259	2,022	1,907	1,470
Sales and marketing	5,366	5,427	5,265	4,106	3,353	3,017	2,749	2,249
General and administrative	5,505	5,380	5,343	4,893	4,511	4,334	4,122	3,738
Total stock-based compensation	$16,876	$17,286	$16,791	$13,794	$11,868	$11,075	$10,436	$8,686

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

	(unaudited, in thousands)
Cost of revenue	$5,948	$5,171	$5,120	$3,940	$3,384	$2,602	$2,504	$2,366
Research and development	488	512	497	465	461	450	450	440
Sales and marketing	2	1	2	2	2	2	1	1
General and administrative	899	853	624	563	477	443	406	385
Total depreciation and amortization	$7,337	$6,537	$6,243	$4,970	$4,324	$3,497	$3,361	$3,192

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020, or the 2021 Proxy Statement, including “Proposal No 1. — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2021 Proxy Statement including “Executive Officers.”
We have adopted a code of ethics and business conduct, or code of conduct, that applies to all employees, including our principal executive officer, our principal financial officer, our principal accounting officer, and all other executive officers. Our code of conduct is available on our website at http://investors.five9.com/corporate-governance.cfm. We plan to post on our website at the address described above any future amendments or waivers of our code of conduct.
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2021 Proxy Statement, including “Corporate Governance,” “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2021 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2021 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2021 Proxy Statement, including “Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

4.4Ø
Description of Registrant’s Securities. (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-36383) and incorporated by reference herein).

4.5Ø
Indenture, dated as of May 27, 2020, between Five 9, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).

4.6Ø
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

10.2+Ø
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

10.5+Ø
Offer Letter between the Registrant and Rowan Trollope (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018 (File No. 001-36383) and incorporated by reference herein).

10.6+Ø
Five9, Inc. Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.8 to Amendment No.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.7+Ø
Amendment to Five9, Inc. Amended and Restated 2004 Equity Incentive Plan, effective March 6, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

10.8+Ø
Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.9+Ø
Inference Technologies Group Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on November 19, 2020 (File No. 333-250197) and incorporated by reference herein).

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

10.12+Ø
Five9 Inc. 2020 Executive Bonus Program. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-36383) and incorporated by reference herein).

10.13+Ø
Five9 Inc. Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2021 (File No. 001-36383) and incorporated by reference herein).

10.14+	Five9 Inc. Non-Employee Director Compensation Policy
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

10.16Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2018 (File No. 001-36383) and incorporated by reference herein).
10.17Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).

Exhibit Index
Exhibit Number	Description
10.18Ø
Bishop Ranch Building Lease, dated July 29, 2020, between Five9, Inc. and 2600 CR, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).

10.19Ø	Chairman of the Board Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

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

Five9, Inc.

Date:	February 26, 2021	By:	/s/ Rowan Trollope
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

Signature	Title	Date

/s/ Rowan Trollope	Chief Executive Officer, Director	February 26, 2021
Rowan Trollope	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	February 26, 2021
Barry Zwarenstein	(Principal Financial Officer)

/s/ Leena Mansharamani	Chief Accounting Officer	February 26, 2021
Leena Mansharamani	(Principal Accounting Officer)

/s/ Michael Burkland	Chairman of the Board, Director	February 26, 2021
Michael Burkland

/s/ Jack Acosta	Director	February 26, 2021
Jack Acosta

/s/ Kimberly Alexy	Director	February 26, 2021
Kimberly Alexy

/s/ Susan Barsamian	Director	February 26, 2021
Susan Barsamian

/s/ Michael Burdiek	Director	February 26, 2021
Michael Burdiek

/s/ David DeWalt	Director	February 26, 2021
David DeWalt

/s/ David Welsh	Director; Lead Independent Director	February 26, 2021
David Welsh

/s/ Robert Zollars	Director	February 26, 2021
Robert Zollars