Form 10-Q
period 2021-06-30
Five9, Inc.
filed 2021-07-27
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of July 23, 2021, there were 67,699,681 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
•the occurrence of any event, change, or other circumstances that could delay or prevent closing of the merger (the “Merger”) with Zoom Video Communications, Inc., a Delaware corporation (“Zoom”) or give rise to the termination of that certain Agreement and Plan of Merger, or the Merger Agreement, dated July 16, 2021 by and among us, Zoom, and Summer Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Zoom (“Merger Sub”), or any adverse effects on our business, operations or financial results as a result of the announcement or consummation of the Merger;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,199	$220,372
Marketable investments	390,986	383,171
Accounts receivable, net	53,811	48,731
Prepaid expenses and other current assets	22,110	16,149
Deferred contract acquisition costs, net	26,791	20,695
Total current assets	668,897	689,118
Property and equipment, net	63,107	51,213
Operating lease right-of-use assets	46,966	9,010
Intangible assets, net	45,790	51,684
Goodwill	165,420	165,420
Marketable investments	72,758	42,127
Other assets	3,089	3,236
Deferred contract acquisition costs, net — less current portion	69,689	51,934
Total assets	$1,135,716	$1,063,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,632	$17,145
Accrued and other current liabilities	74,024	44,450
Operating lease liabilities	7,758	3,912
Accrued federal fees	5,138	3,745
Sales tax liabilities	1,588	1,714
Finance lease liabilities	36	612
Deferred revenue	33,237	31,983
Total current liabilities	139,413	103,561
Convertible senior notes	773,588	643,316
Sales tax liabilities — less current portion	867	857
Operating lease liabilities — less current portion	46,029	5,379
Other long-term liabilities	13,113	31,465
Total liabilities	973,010	784,578
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	68	67
Additional paid-in capital	366,637	476,941
Accumulated other comprehensive income	299	335
Accumulated deficit	(204,298)	(198,179)
Total stockholders’ equity	162,706	279,164
Total liabilities and stockholders’ equity	$1,135,716	$1,063,742
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$143,782	$99,792	$281,664	$194,880
Cost of revenue	64,395	42,453	124,198	82,490
Gross profit	79,387	57,339	157,466	112,390
Operating expenses:
Research and development	24,648	17,208	46,769	32,397
Sales and marketing	46,024	32,231	90,823	62,391
General and administrative	22,909	16,129	45,154	30,787
Total operating expenses	93,581	65,568	182,746	125,575
Loss from operations	(14,194)	(8,229)	(25,280)	(13,185)
Other (expense) income, net:
Interest expense	(2,118)	(5,734)	(4,056)	(9,218)
Loss on early extinguishment of debt	—	(5,794)	—	(5,794)
Other (expense) and interest income	(353)	829	(178)	1,901
Total other (expense) income, net	(2,471)	(10,699)	(4,234)	(13,111)
Loss before income taxes	(16,665)	(18,928)	(29,514)	(26,296)
Benefit from income taxes	(135)	(2,876)	(652)	(2,807)
Net loss	$(16,530)	$(16,052)	$(28,862)	$(23,489)
Net loss per share:
Basic and diluted	$(0.25)	$(0.25)	$(0.43)	$(0.38)
Shares used in computing net loss per share:
Basic and diluted	67,292	63,282	67,008	62,494
Comprehensive Loss:
Net loss	$(16,530)	$(16,052)	$(28,862)	$(23,489)
Other comprehensive (loss) income	(80)	(626)	(36)	428
Comprehensive loss	$(16,610)	$(16,678)	$(28,898)	$(23,061)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2020	61,992	$62	$368,260	$1,630	$(163,486)	$206,466
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(293,809)	—	—	(293,809)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2,724	3	268,570	—	—	268,573
Issuance of common stock upon exercise of stock options	161	—	3,484	—	—	3,484
Issuance of common stock upon vesting of restricted stock units	316	—	—	—	—	—
Issuance of common stock under ESPP	103	—	5,666	—	—	5,666
Stock-based compensation	—	—	16,791	—	—	16,791
Other comprehensive loss	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	(16,052)	(16,052)
Balance as of June 30, 2020	65,296	$65	$432,877	$1,004	$(179,538)	$254,408

Balance as of March 31, 2021	67,029	$67	$331,528	$379	$(187,768)	$144,206
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	182	—	(149)	—	—	(149)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(28)	—	5	—	—	5
Issuance of common stock upon exercise of stock options	123	—	2,224	—	—	2,224
Issuance of common stock upon vesting of restricted stock units	310	1	—	—	—	1
Issuance of common stock under ESPP	68	—	8,128	—	—	8,128
Stock-based compensation	—	—	24,901	—	—	24,901
Other comprehensive loss	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(16,530)	(16,530)
Balance as of June 30, 2021	67,684	$68	$366,637	$299	$(204,298)	$162,706
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	61,544	$61	$351,870	$576	$(156,049)	$196,458
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(293,809)	—	—	(293,809)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2,724	3	268,570	—	—	268,573
Issuance of common stock upon exercise of stock options	321	—	6,080	—	—	6,080
Issuance of common stock upon vesting of restricted stock units	604	1	—	—	—	1
Issuance of common stock under ESPP	103	—	5,666	—	—	5,666
Stock-based compensation	—	—	30,585	—	—	30,585
Other comprehensive income	—	—	—	428	—	428
Net loss	—	—	—	—	(23,489)	(23,489)
Balance as of June 30, 2020	65,296	$65	$432,877	$1,004	$(179,538)	$254,408

Balance as of December 31, 2020	66,496	$67	$476,941	$335	$(198,179)	$279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	325	—	(275)	—	—	(275)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(47)	—	7	—	—	7
Issuance of common stock upon exercise of stock options	246	—	4,439	—	—	4,439
Issuance of common stock upon vesting of restricted stock units	596	1	—	—	—	1
Issuance of common stock under ESPP	68	—	8,128	—	—	8,128
Stock-based compensation	—	—	45,809	—	—	45,809
Other comprehensive loss	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(28,862)	(28,862)
Balance as of June 30, 2021	67,684	$68	$366,637	$299	$(204,298)	$162,706
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

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(28,862)	$(23,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,414	11,213
Amortization of operating lease right-of-use assets	4,473	2,786
Amortization of deferred contract acquisition costs	11,468	7,305
Amortization of premium on marketable investments	3,521	630
Provision for doubtful accounts	337	353
Stock-based compensation	45,809	30,585
Amortization of discount and issuance costs on convertible senior notes	1,959	8,571
Loss on early extinguishment of debt	—	5,794
Change in fair of value of contingent consideration	5,200	—
Tax benefit of valuation allowance associated with an acquisition	—	(2,910)
Other	226	82
Changes in operating assets and liabilities:
Accounts receivable	(5,526)	(2,119)
Prepaid expenses and other current assets	(5,962)	(7,065)
Deferred contract acquisition costs	(35,319)	(19,153)
Other assets	147	(1,604)
Accounts payable	1,725	2,553
Accrued and other current liabilities	23,343	9,561
Accrued federal fees and sales tax liabilities	1,277	(945)
Deferred revenue	(2,118)	3,292
Other liabilities	(14,955)	(281)
Net cash provided by operating activities	25,157	25,159
Cash flows from investing activities:
Purchases of marketable investments	(325,628)	(460,899)
Proceeds from maturities of marketable investments	283,605	167,850
Purchases of property and equipment	(19,477)	(14,891)
Cash paid to acquire Virtual Observer	—	(28,313)
Cash paid to acquire substantially all of the assets of Whendu	—	(100)
Net cash used in investing activities	(61,500)	(336,353)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	728,812
Payments for capped call transactions	—	(90,448)
Repurchase of a portion of 2023 convertible senior notes, net of costs	(17,622)	(181,462)
Proceeds from exercise of common stock options	4,439	6,080
Proceeds from sale of common stock under ESPP	8,128	5,666
Payment of holdback related to the Virtual Observer acquisition	(3,200)	—
Payments of finance leases	(575)	(2,195)
Net cash (used in) provided by financing activities	(8,830)	466,453
Net (decrease) increase in cash and cash equivalents	(45,173)	155,259
Cash and cash equivalents:
Beginning of period	220,372	77,976
End of period	$175,199	$233,235
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,912	$305
Cash paid for income taxes	$163	$141
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$7,818	$2,838
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$4,815	$—
Acquisition and related transaction costs accrued at period-end	$—	$3,700
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
Proposed Merger with Zoom
On July 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Zoom Video Communications, Inc., a Delaware corporation (“Zoom”) and Summer Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Zoom (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, at the effective time of the merger, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and continuing as a wholly owned subsidiary of Zoom. See Note 14 for additional details.
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
Certain prior period amounts within operating activities in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. The condensed consolidated balance sheet and the consolidated statement of stockholders' equity included in this Quarterly Report as of June 30, 2021 differ from the Form 10-K for the year ended December 31, 2020 as it reflects an immaterial error correction due to the reclassification of $2.3 million from treasury stock to additional paid-in-capital. This reclassification was from the shares received for the partial unwind of capped calls related to the 2023 convertible senior notes.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. The Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective transition method. Applying the transition guidance, the Company was required to apply the guidance to all impacted financial instruments that were outstanding as of January 1, 2021 with the cumulative effect recognized as an adjustment to the opening balance of accumulated deficit. As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for the outstanding 0.125% convertible senior notes due 2023 (the "2023 convertible senior notes") and the outstanding 0.500% convertible senior notes due 2025 (the "2025 convertible senior notes", and, together with the 2023 convertible senior notes, the "convertible senior notes"). The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of the convertible senior notes into a single liability instrument, which required the Company to record a $168.4 million decrease in additional paid in capital from the derecognition of the separated equity components of these notes, a $145.7 million increase in debt from the derecognition of the discount associated with the separated equity components of the convertible senior notes, and a $22.7 million cumulative effect decrease to the opening balance of its accumulated deficit as of January 1, 2021 upon transition. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible senior notes as a single liability instrument. Since the Company had a net loss for the three and six months ended June 30, 2021, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the periods as a result of adopting ASU 2020-06.
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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net	$53,811	$48,731

Deferred contract acquisition costs, net:
Current	$26,791	$20,695
Non-current	69,689	51,934
Total deferred contract acquisition costs, net	$96,480	$72,629

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$1,654	$1,297
Contract liabilities (deferred revenue)	33,237	31,983
Contract liabilities (deferred revenue) (included in other long-term liabilities)	2,592	3,373
Net contract liabilities	$(34,175)	$(34,059)
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
In the three and six months ended June 30, 2021, the Company recognized revenue of $5.0 million and $25.3 million, respectively, related to its contract liabilities at December 31, 2020.
Remaining Performance Obligations
As of June 30, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $443.0 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligation over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,788	$1	$—	$1,789
U.S. treasury	237,848	21	(4)	237,865
U.S. agency securities	76,909	12	(3)	76,918
Commercial paper	40,358	—	—	40,358
Municipal bonds	25,236	2	(2)	25,236
Corporate bonds	8,821	1	(2)	8,820
Total	$390,960	$37	$(11)	$390,986

	June 30, 2021
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$509	$1	$—	$510
U.S. treasury	2,994	—	—	2,994
U.S. agency securities	53,252	—	(31)	53,221
Municipal bonds	14,858	3	(2)	14,859
Corporate bonds	1,174	—	—	1,174
Total	$72,787	$4	$(33)	$72,758

	December 31, 2020
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,479	$1	$—	$3,480
U.S. treasury	287,315	41	(4)	287,352
U.S. agency securities	67,227	12	(6)	67,233
Commercial paper	5,093	—	—	5,093
Municipal bonds	2,684	1	(1)	2,684
Corporate bonds	17,323	6	—	17,329
Total	$383,121	$61	$(11)	$383,171

	December 31, 2020
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury	$10,189	$—	$—	$10,189
U.S. agency securities	31,469	9	(1)	31,477
Municipal bonds	461	—	—	461
Total	$42,119	$9	$(1)	$42,127
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$(4)	$48,266	$(4)	$78,549
U.S. agency securities	(34)	81,845	(7)	39,443
Municipal bonds	(4)	17,263	(1)	1,201
Corporate bonds	(2)	7,444	(1)	1,347
Total	$(44)	$154,818	$(13)	$120,540

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of June 30, 2021, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair values of the Company’s marketable investments by contractual maturity as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Due within one year	$390,960	$390,986	$383,121	$383,171
Due after one year	72,787	72,758	42,119	42,127
Total	$463,747	$463,744	$425,240	$425,298

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$53,799	$—	$—	$53,799
Municipal bonds	—	14,644	—	14,644
Total cash equivalents	$53,799	$14,644	$—	$68,443

Marketable investments (short and long term)
Certificates of deposit	$—	$2,299	$—	$2,299
U.S. treasury	240,859	—	—	240,859
U.S. agency securities and government sponsored securities	—	130,139	—	130,139
Commercial paper	—	40,358	—	40,358
Municipal bonds	—	40,095	—	40,095
Corporate bonds	—	9,994	—	9,994
Total marketable investments	$240,859	$222,885	$—	$463,744

Liabilities
Contingent consideration	$—	$—	$23,300	$23,300

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$89,888	$—	$—	$89,888
U.S. treasury	39,997	—	—	39,997
Total cash equivalents	$129,885	$—	$—	$129,885

Marketable investments (short and long-term)
Certificates of deposit	$—	$3,480	$—	$3,480
U.S. treasury	297,540	—	—	297,540
U.S. agency securities	—	98,711	—	98,711
Commercial paper	—	5,093	—	5,093
Municipal bonds	—	3,145	—	3,145
Corporate bonds	—	17,329	—	17,329
Total marketable investments	$297,540	$127,758	$—	$425,298

Liabilities
Contingent consideration	$—	$—	$18,100	$18,100
As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $184.2 million and $253.1 million, respectively. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $1,108.2 million and $1,098.5 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
As part of the agreement to acquire Inference Solutions Inc. ("Inference") in November 2020, the Company may be obligated to pay contingent earn out consideration of up to $24.0 million based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2021. The fair value of the contingent consideration arrangement, estimated to be $23.3 million as of June 30, 2021, is classified within Level 3 and is determined using a probability-based scenario analysis approach. The resulting probability-weighted contingent consideration amounts were discounted based on the Company’s estimated cost of debt. Future changes in the achievement of certain milestones and relative thresholds could result in a material change to the fair value of the contingent consideration, and such changes will be recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2021, the Company recognized $2.7 million and $5.2 million, respectively, of contingent consideration expense due to an increase in fair value of the contingent consideration as a result of the estimated achievement of the forecast (and reduced uncertainty about making a payment), the shorter time to payment, and a decrease in the cost of debt.
A reconciliation of the beginning and ending balance for contingent consideration consisted of the following (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance, beginning of period	$20,600	$18,100
Change in fair value of contingent consideration	2,700	5,200
Balance, end of period	$23,300	$23,300
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.

The Company’s other financial instruments’ fair value, including accounts receivable, accounts payable and other current liabilities, approximate their carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s operating and finance leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company.
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$106,756	$90,487
Money market funds	53,799	89,888
U.S. treasury	—	39,997
Municipal bonds	14,644	—
Total cash and cash equivalents	$175,199	$220,372
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts receivable	$48,501	$42,366
Unbilled trade accounts receivable, net of advance client deposits	5,451	6,492
Allowance for doubtful accounts	(141)	(127)
Accounts receivable, net	$53,811	$48,731
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$13,724	$9,816
Other current assets	6,732	5,036
Contract assets	1,654	1,297
Prepaid expenses and other current assets	$22,110	$16,149
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer and network equipment	$101,047	$89,763
Computer software	32,694	25,888
Internal-use software development costs	500	500
Furniture and fixtures	3,964	3,372
Leasehold improvements	5,531	2,335
Property and equipment	143,736	121,858
Accumulated depreciation and amortization	(80,629)	(70,645)
Property and equipment, net	$63,107	$51,213
Depreciation and amortization expense associated with property and equipment was $6.7 million and $12.5 million, respectively, for the three and six months ended June 30, 2021. Depreciation and amortization expense associated with property and equipment was $4.5 million and $8.4 million, respectively, for the three and six months ended June 30, 2020.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	June 30, 2021	December 31, 2020
Gross	$44,009	$45,021
Less: accumulated depreciation and amortization	(42,211)	(41,908)
Total	$1,798	$3,113
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued expenses	$15,068	$15,217
Accrued compensation and benefits	35,656	29,233
Contingent consideration	23,300	—
Accrued and other current liabilities	$74,024	$44,450
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred revenue	$2,592	$3,373
Deferred tax liabilities	3,511	4,438
Other long-term liabilities	7,010	5,554
Contingent consideration	—	18,100
Other long-term liabilities	$13,113	$31,465

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the six months ended June 30, 2021.
Intangible Assets
The following table summarizes the activity in the Company's intangible assets balance during the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning of the period	$48,737	$51,684
Amortization	(2,947)	(5,894)
End of the period	$45,790	$45,790
The components of intangible assets were as follows (in thousands):

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$56,214	$(12,291)	$43,923	4.5	$56,214	$(6,761)	$49,453	4.9
Acquired workforce	470	(256)	214	1.4	470	(177)	293	1.9
Customer relationships	1,600	(261)	1,339	4.2	1,600	(101)	1,499	4.7
Trademarks	500	(186)	314	1.3	500	(61)	439	1.8
Total	$58,784	$(12,994)	$45,790	4.4	$58,784	$(7,100)	$51,684	4.9

Amortization expense for intangible assets was $2.9 million and $5.9 million during the three and six months ended June 30, 2021, respectively. Amortization expense for intangible assets was $1.7 million and $2.8 million during the three and six months ended June 30, 2020, respectively. The increase in amortization expense during the three and six months ended June 30, 2021 was due to the acquisition of intangible assets from Inference in November 2020 and Virtual Observer in April 2020.
As of June 30, 2021, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2021	$5,893
2022	11,704
2023	10,870
2024	7,527
2025	5,596
Thereafter	4,200
Total	$45,790

6. Debt
2025 Convertible Senior Notes and Related Capped Call Transactions
In May and June 2020, the Company issued $747.5 million aggregate principal amount of the 2025 convertible senior notes in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $97.5 million principal amount of the 2025 convertible senior notes. The 2025 convertible senior notes mature on June 1, 2025 and bear interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. In addition, under the terms of the 2025 convertible senior notes, the Company is obligated to pay additional interest on the 2025 convertible senior notes at a rate equal to 0.500% per annum for the period from June 13, 2021 through July 8, 2021, after which such additional interest is no longer payable. The total net proceeds from the issuance of the 2025 convertible senior notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, were approximately $728.8 million.
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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $183.39 per share on June 30, 2021, the last trading day during the three months ended June 30, 2021, was greater than $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. However, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 30, 2021, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended June 30, 2021, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible for the three months ending September 30, 2021.
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
In accounting for the 2025 convertible senior notes after adoption of ASU 2020-06, the 2025 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2025 convertible senior notes is $732.8 million as of June 30, 2021, with principal of $747.5 million, net of issuance cost of $14.7 million. The 2025 senior convertible notes were classified as long term liabilities as of June 30, 2021. The issuance cost related to the 2025 convertible senior notes is being amortized to interest expense over the contractual term of the 2025 convertible senior notes at an effective interest rate 1.0%.
The net carrying amount of the 2025 convertible senior notes as of June 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal	$747,500	$747,500
Unamortized debt discount	—	(141,792)
Unamortized issuance costs	(14,707)	(13,192)
Net carrying amount	$732,793	$592,516

The net carrying amount of the equity component of the 2025 convertible senior notes as of June 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	June 30, 2021	December 31, 2020
Equity component	$—	$158,321
Issuance costs	—	(3,958)
Net carrying amount	$—	$154,363
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Contractual interest expense	$1,121	$362	$2,055	$362
Amortization of debt discount	—	2,528	—	2,528
Amortization of issuance costs	912	235	1,802	235
Total interest expense	$2,033	$3,125	$3,857	$3,125
In connection with the issuance of the 2025 convertible senior notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Call Transactions”) with certain financial institutions. The 2025 Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock in connection with any conversion of the 2025 convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The initial cap price of the 2025 Capped Call Transactions was $206.68 per share and is subject to certain adjustments under the terms of the 2025 Capped Call Transactions. The 2025 Capped Call Transactions cover, subject to anti-dilution adjustments, approximately 5.6 million shares of the Company’s common stock. For accounting purposes, the 2025 Capped Call Transactions are separate transactions, and not integrated with the issuance of the 2025 convertible senior notes. As these transactions meet certain accounting criteria, the 2025 Capped Call Transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The cost to the Company of the 2025 Capped Call Transactions was $90.5 million during the year ended December 31, 2020, which was recorded as a reduction to additional paid-in capital.
Maturity of the Company’s 2025 convertible senior notes as of June 30, 2021 was as follows (in thousands):

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
As of June 30, 2021, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $41.3 million aggregate principal amount of 2023 convertible senior notes remained outstanding.

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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the second quarter of 2021, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020 and for the first and second quarters of 2021. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to June 30, 2021, and are also currently convertible between July 1, 2021 to September 30, 2021. Whether the 2023 convertible senior notes will be convertible after September 30, 2021 will depend on the continued satisfaction of this condition or other conversion conditions in the future. During the six months ended June 30, 2021, the Company paid $17.6 million in cash and issued 324,575 shares of its common stock to settle aggregate principal amount of $17.6 million of its 2023 convertible senior notes. As of June 30, 2021, approximately $41.3 million aggregate principal amount of our 2023 convertible senior notes remained outstanding. The conversions that occurred prior to January 1, 2021 resulted in a $1.2 million loss on early debt extinguishment. The conversions that occurred during the six months ended June 30, 2021 were subject to ASU 2020-06 and such conversions were accounted for as contractual conversions, which did not result in any gain or loss upon their settlement.
During 2020, the Company received 15,714 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 15,714 shares reduced the number of common shares outstanding. During the six months ended June 30, 2021, the Company received an additional 46,724 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 46,724 shares reduced the number of common shares outstanding.
In addition, on or prior to June 30, 2021, the Company received elections to convert aggregate principal amount of $1.2 million of its 2023 convertible senior notes that remain unsettled as of the end of the second quarter of 2021. The Company expects to settle these conversions in cash or a combination of cash and shares during the second half of 2021. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
The 2023 convertible senior notes became redeemable at the Company's option on May 5, 2021. The Company may redeem for cash all or any portion of the 2023 convertible senior notes, at its option, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2023 convertible senior notes.
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
After the adoption of ASU 2020-06, the 2023 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2023 convertible senior notes was $40.8 million as of June 30, 2021, with principal of $41.3 million, net of issuance cost of $0.5 million. The 2023 senior convertible notes were classified as long term liabilities during the six months ended on June 30, 2021. The issuance cost related to the 2023 convertible senior notes is being amortized to interest expense over the contractual term of the 2023 convertible senior notes at an effective interest rate 0.76%.

The net carrying amount of the 2023 convertible senior notes as of June 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal	$41,278	$58,867
Unamortized debt discount	—	(7,367)
Unamortized issuance costs	(483)	(700)
Net carrying amount	$40,795	$50,800
The net carrying amount of the equity component of the 2023 convertible senior notes as of June 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	June 30, 2021	December 31, 2020
Equity component	$—	$14,505
Issuance costs	—	(455)
Net carrying amount	$—	$14,050
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Contractual interest expense	$6	$60	$23	$141
Amortization of debt discount	—	2,272	—	5,304
Amortization of issuance costs	73	216	157	504
Total interest expense	$79	$2,548	$180	$5,949
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
Maturity of the Company’s 2023 convertible senior notes as of June 30, 2021 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$41,278
Total	$41,278

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2021 and December 31, 2020, the Company had 67,683,848 and 66,496,060 shares of common stock issued and outstanding, respectively. During the three and six months ended June 30, 2021, the Company issued 181,560 shares and 324,575 shares, respectively, of common stock in connection with 2023 convertible senior note settlements. During the three and six months ended June 30, 2021, the Company also received 27,938 and 46,724 shares, respectively, from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 27,938 shares and 46,724 shares during the three and six months ended June 30, 2021, respectively, reduced the number of common shares outstanding. See Note 6 for further details.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

June 30, 2021
Stock options outstanding	2,129
Restricted stock units outstanding	2,273
Shares available for future grant under 2014 Plan	14,165
Shares available for future issuance under ESPP	3,129
Total shares of common stock reserved	21,696

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2021 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,255	$26.33
Options granted (weighted average grant date fair value of $81.48 per share)	130	180.76
Options exercised	(246)	18.05
Options forfeited or expired	(10)	82.62
Outstanding as of June 30, 2021	2,129	$36.47	5.3	$312,868

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $183.39 per share as of June 30, 2021 for all in-the-money stock options outstanding.

Restricted Stock Units
A summary of the Company’s restricted stock unit ("RSU"), activity during the six months ended June 30, 2021 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	2,267	$65.42
RSUs granted	691	179.79
RSUs vested and released	(596)	58.11
RSUs forfeited	(89)	83.94
Outstanding as of June 30, 2021	2,273	100.80

Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of revenue	$3,781	$2,499	$6,886	$4,488
Research and development	6,152	3,684	10,915	6,491
Sales and marketing	8,208	5,265	14,979	9,371
General and administrative	6,760	5,343	13,029	10,235
Total stock-based compensation	$24,901	$16,791	$45,809	$30,585

As of June 30, 2021, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$26,930	$217,556	$1,907
Weighted-average amortization period	2.7 years	3.1 years	0.4 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expected term (years)	6.0	6.0	6.0	6.0
Volatility	47%	48%	47%	47%
Risk-free interest rate	1.0%	0.4%	1.0%	1.1%
Dividend yield (1)	—	—	—	—

(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of restricted stock units and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and six months ended June 30, 2021 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(16,530)	$(16,052)	$(28,862)	$(23,489)
Weighted-average shares used in computing basic and diluted net loss per share	67,292	63,282	67,008	62,494
Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.43)	$(0.38)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock options	2,129	2,431	2,129	2,431
Restricted stock units	2,273	2,753	2,273	2,753
Convertible senior notes (1)	6,708	1,106	6,796	984
Total	11,110	6,290	11,198	6,168

(1) Anti-dilutive convertible senior notes were calculated under the if-converted method for the three and six months ended June 30, 2021 due to the adoption of ASU 2020-06 and under the treasury stock method for the three and six months ended June 30, 2020.
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
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended June 30, 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2021 because their effect would have been anti-dilutive.
9. Income Taxes
The benefit from income taxes for the three and six months ended June 30, 2021 was approximately $(0.1) million and $(0.7) million, respectively. The benefit from income taxes for the three and six months ended June 30, 2020 was approximately $(2.9) million and $(2.8) million, respectively. The benefit from income taxes for the three and six months ended June 30, 2021 consisted primarily of a foreign income tax benefit offset by domestic state minimum taxes. The benefit from income taxes for the three and six months ended June 30, 2020 consisted primarily of foreign income taxes, a benefit from the reduction of the valuation allowance due to purchase accounting related to the Virtual Observer acquisition, offset by domestic state minimum taxes.
For the three and six months ended June 30, 2021, the benefit from income taxes differed from the statutory amount primarily due to state and foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2020, the provision for income taxes differed from the statutory amount primarily due to reduction in the valuation allowance resulting from the recording of deferred tax liabilities related to the Virtual Observer acquisition.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2021 and December 31, 2020. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2021, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment purchases, operating leases for office facilities, cloud services agreement, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2020 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and did not change materially during the six months ended June 30, 2021, except for certain hosting and telecommunications agreements, cloud service agreements, the convertible senior notes, the contingent consideration described in Note 3, and the operating leases described in Note 12.
As of June 30, 2021, the Company’s commitment under various hosting and telecommunications agreements totaled $11.8 million for terms ranging up to 60 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
In September 2020, the Company entered into a cloud services agreement for a term of three years and a total commitment of $12.5 million. As of June 30, 2021, the total remaining commitment was approximately $7.5 million, of which approximately $5.0 million and $2.5 million is expected to be paid for the remainder of 2021 and 2022, respectively. In June 2021, the Company entered into an additional cloud services agreement for a term of three years and a total commitment of $5.0 million, of which $1.1 million is expected to be paid in 2021, $1.7 million in 2022, and $2.2 million in 2023.
As of June 30, 2021, $788.8 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
United States	$131,257	$91,784	$257,143	$179,215
International	12,525	8,008	24,521	15,665
Total revenue	$143,782	$99,792	$281,664	$194,880

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2021	December 31, 2020
United States	$54,748	$43,339
International	8,359	7,874
Property and equipment, net	$63,107	$51,213

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
The Company's Bishop Ranch Lease commenced on February 1, 2021, has a lease term of 10 years, and has a total commitment over its term of $46.4 million, which was the primary component of the increase in operating lease costs, operating lease right-of-use assets and operating lease liabilities for the three and six months ended June 30, 2021.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$2,517	$1,515	$5,185	$3,031
Finance lease cost:
Amortization of right-of-use assets	$544	$982	$1,261	$2,120
Interest on finance lease liabilities	5	63	18	145
Total finance lease cost	$549	$1,045	$1,279	$2,265

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,370)	$(1,607)	$(3,408)	$(3,190)
Financing cash used in finance leases	(119)	(966)	(575)	(2,195)
Right of use assets obtained in exchange for lease obligations:
Operating leases	4,090	364	42,429	4,256
Finance leases	—	—	—	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$46,966	$9,010

Operating lease liabilities	$7,758	$3,912
Operating lease liabilities — less current portion	46,029	5,379
Total operating lease liabilities	$53,787	$9,291
Finance leases
Property and equipment, gross	$44,009	$45,021
Less: accumulated depreciation and amortization	(42,211)	(41,908)
Property and equipment, net	$1,798	$3,113
Finance lease liabilities:
Finance leases	$36	$612
Finance lease liabilities — less current portion	—	—
Total finance lease liabilities	$36	$612
Weighted average remaining terms were as follows (in years):

	June 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	7.9	2.6
Finance leases	0.2	0.5
Weighted average discount rates were as follows:

	June 30, 2021	December 31, 2020
Weighted average discount rate
Operating leases	3.2%	4.5%
Finance leases	12.3%	7.9%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2021	$3,807	$37
2022	10,312	—
2023	8,799	—
2024	6,016	—
2025	4,916	—
Thereafter	27,360
Total future minimum lease payments	61,210	37
Less: imputed interest	(7,423)	(1)
Total	$53,787	$36
As of June 30, 2021, the Company entered into additional data center operating leases that had not yet commenced, representing a total commitment over their terms of $1.8 million. These operating leases are expected to commence during the third quarter of 2021 with lease terms of three years.

13. Acquisitions
Inference Solutions
On November 18, 2020, the Company acquired all of the issued and outstanding shares of Inference for total consideration of approximately $156.7 million. The total consideration comprised of $137.0 million in cash, net of cash acquired, and $18.1 million in estimated fair value of contingent earn out consideration. The contingent earn out consideration is up to $24.0 million and is based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2021. The range of amounts that the Company could pay under the contingent consideration arrangement is between $0.0 million and $24.0 million. The fair value of the contingent earn out consideration is estimated to be $23.3 million as of June 30, 2021. See Note 3 for additional information regarding the contingent consideration arrangement. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company’s AI position through the addition of Inference’s widely deployed IVA platform.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $131.0 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of tax liabilities assumed including calculation of deferred tax assets and liabilities. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

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
In connection with this acquisition, the Company incurred approximately $2.9 million of acquisition costs in 2020, and incurred an additional $0.0 million and $0.3 million in the three and six months ended June 30, 2021, respectively, which have been expensed as incurred and included in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. The results of operations of this acquisition are included in the accompanying condensed consolidated statements of operations from the date of acquisition.
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

14. Subsequent event
On July 16, 2021, the Company entered into the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Zoom.
Subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of the Company’s common stock will be cancelled and automatically converted into the right to receive 0.5533 shares of class A common stock, par value $0.001 per share of Zoom (“Zoom Class A Common Stock”) (with cash being paid, without interest and less applicable withholding taxes, in lieu of any fractional shares of Zoom Class A Common Stock). The shares of Zoom Class A Common Stock to be issued in connection with the Merger will be listed on The Nasdaq Global Select Market (“Nasdaq”). The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company will cease to be a publicly traded company.
The Merger Agreement contains customary representations, warranties and covenants. Under the terms of the Merger Agreement, the completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the approval of the Company’s stockholders; (ii) the approval for listing on Nasdaq of the Zoom Class A Common Stock to be issued in the Merger; (iii) the effectiveness of a registration statement on Form S-4 filed by Zoom registering the Zoom Class A Common Stock to be issued in connection with the Merger; (iv) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (v) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (vi) the receipt of various domestic and foreign regulatory approvals; (vii) the receipt by each party of opinions to the effect that the Merger will qualify as a reorganization for U.S. federal income tax purposes; and (viii) the absence of a material adverse effect with respect to the Company and its subsidiaries on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing. The Mergers are anticipated to close in the first half of the 2022 calendar year, subject to stockholder approval, receipt of required regulatory approvals, and other customary closing conditions. The Company cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Merger will close.
Each of the Company and Zoom may terminate the Merger Agreement under certain specified circumstances, including if (i) the Merger is not consummated on or before January 16, 2022, subject to two extensions of three months each in order to obtain required regulatory (including telecommunications-related) approvals and one additional extension of three months in order to obtain certain required telecommunications-related approvals, (ii) the approval of the Company’s stockholders is not obtained, and (iii) the Company’s Board of Directors makes an adverse recommendation change with respect to the proposed transaction or terminates the Merger Agreement to enter into a superior acquisition proposal. In certain circumstances in connection with the termination of the Merger Agreement, including if the Company’s Board of Directors changes or withdraws its recommendation of the Merger to its stockholders or terminates the Merger Agreement to enter into an agreement with respect to a superior acquisition proposal, the Company will be required to pay Zoom a termination fee of $450 million in cash.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 19, 2021 and incorporated by reference herein.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and six months ended June 30, 2021, subscription and related usage fees accounted for 92% of our revenue. For the three and six months ended June 30, 2020 subscription and related usage fees accounted for 92% and 91%, respectively, of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.

Proposed Merger with Zoom
On July 16, 2021, we entered into the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub with and into our company, with our company surviving the Merger and continuing as a wholly owned subsidiary of Zoom.
Subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock will be cancelled and automatically converted into the right to receive 0.5533 shares of Zoom Class A Common Stock (with cash being paid, without interest and less applicable withholding taxes, in lieu of any fractional shares of Zoom Class A Common Stock). The shares of Zoom Class A Common Stock to be issued in connection with the Merger will be listed on Nasdaq. The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes. As a result of the Merger, we will cease to be a publicly traded company.
The Merger Agreement contains customary representations, warranties and covenants.. Under the terms of the Merger Agreement, the completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the approval of the Company’s stockholders; (ii) the approval for listing on Nasdaq of the Zoom Class A Common Stock to be issued in the Merger; (iii) the effectiveness of a registration statement on Form S-4 filed by Zoom registering the Zoom Class A Common Stock to be issued in connection with the Merger; (iv) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (v) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (vi) the receipt of various domestic and foreign regulatory approvals; (vii) the receipt by each party of opinions to the effect that the Merger will qualify as a reorganization for U.S. federal income tax purposes; and (viii) the absence of a material adverse effect with respect to the Company and its subsidiaries on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing. The Mergers are anticipated to close in the first half of the 2022 calendar year, subject to stockholder approval, receipt of required regulatory approvals, and other customary closing conditions. The Company cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Merger will close.
Each of us and Zoom may terminate the Merger Agreement under certain specified circumstances, including if (i) the Merger is not consummated on or before January 16, 2022, subject to two extensions of three months each in order to obtain required regulatory (including telecommunications-related) approvals and one additional extension of three months in order to obtain certain required telecommunications-related approvals, (ii) the approval of our stockholders is not obtained, and (iii) our Board of Directors makes an adverse recommendation change with respect to the proposed transaction or terminates the Merger Agreement to enter into a superior acquisition proposal. In certain circumstances in connection with the termination of the Merger Agreement, including if our Board of Directors changes or withdraws its recommendation of the Merger to its stockholders or terminates the Merger Agreement to enter into an agreement with respect to a superior acquisition proposal, we will be required to pay Zoom a termination fee of $450 million in cash.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on July 19, 2021 and incorporated by reference herein.
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
In accordance with the various social distancing and other office closure orders and recommendations of applicable government agencies, all of our employees transitioned to work-from-home operations and we canceled all business travel by our employees except where necessary and properly authorized, which changed how we operate our business. Our clients and business partners also continue to be subject to various and changing social distancing and office closure orders and recommendations and travel restrictions and prohibitions, which have changed the way we interact with our clients and business partners. Recently, we have re-opened our U.S. offices for employees to voluntarily return, subject to capacity restrictions and applicable government regulations. Appropriate measures are being taken to protect the health of employees who return to the office. We have also reinstated business travel on a voluntary basis and subject to prior approval.

COVID-19 had a moderately positive impact on our 2020 and three and six months ended June 30, 2021 financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its impact on the U.S. and global economy remains uncertain, but we believe that there may be a continuing net benefit to us longer term.
Key GAAP Operating Results
Our revenue increased to $143.8 million and $281.7 million for the three and six months ended June 30, 2021 from $99.8 million and $194.9 million for the three and six months ended June 30, 2020. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and six months ended June 30, 2021 and 2020, no single client accounted for more than 10% of our total revenue. As of June 30, 2021, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 4,000 agent seats. We had a net loss of $16.5 million and $28.9 million in the three and six months ended June 30, 2021, compared to a net loss of $16.1 million and $23.5 million in the three and six months ended June 30, 2020.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	June 30, 2021	June 30, 2020
Annual Dollar-Based Retention Rate	123%	111%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest income, expense and other, (4) loss on early extinguishment of debt, (5) acquisition-related transaction costs and one-time integration costs, (6) COVID-19 relief bonus for employees, (7) contingent consideration expense, (8) (benefit from) provision for income taxes, and (9) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(16,530)	$(16,052)	$(28,862)	$(23,489)
Non-GAAP adjustments:
Depreciation and amortization (1)	9,651	6,243	18,414	11,213
Stock-based compensation (2)	24,901	16,791	45,809	30,585
Interest expense	2,118	5,734	4,056	9,218
Loss on early extinguishment of debt	—	5,794	—	5,794
Other expense and interest (income)	353	(829)	178	(1,901)
Acquisition-related transaction costs and one-time integration costs	973	1,637	2,067	1,966
COVID-19 relief bonus for employees	—	1,817	—	1,817
Contingent consideration expense	2,700	—	5,200	—
Benefit from income taxes	(135)	(2,876)	(652)	(2,807)
Adjusted EBITDA	$24,031	$18,259	$46,210	$32,396
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of revenue	$7,825	$5,120	$14,912	$9,060
Research and development	729	497	1,325	963
Sales and marketing	1	2	2	3
General and administrative	1,096	624	2,175	1,187
Total depreciation and amortization	$9,651	$6,243	$18,414	$11,213
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
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue in the near term and fluctuating in the longer term.

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
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses, including stock-based compensation, for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars and as a percentage of revenue in the near term, but to increase in absolute dollars and decline as a percentage of revenue over time.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	100%	100%	100%	100%
Cost of revenue	45%	43%	44%	42%
Gross profit	55%	57%	56%	58%
Operating expenses:
Research and development	17%	17%	17%	17%
Sales and marketing	32%	32%	32%	32%
General and administrative	16%	16%	16%	16%
Total operating expenses	65%	65%	65%	65%
Loss from operations	(10)%	(8)%	(9)%	(7)%
Other (expense) income, net:
Interest expense	(1)%	(6)%	(1)%	(5)%
Loss on early extinguishment of debt	—%	(6)%	—%	(3)%
Other (expense) and interest income	(1)%	1%	—%	2%
Total other (expense) income, net	(2)%	(11)%	(1)%	(6)%
Loss before income taxes	(12)%	(19)%	(10)%	(13)%
Benefit from income taxes	(1)%	(3)%	—%	(1)%
Net loss	(11)%	(16)%	(10)%	(12)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Revenue	$143,782	$99,792	$43,990	44%	$281,664	$194,880	$86,784	45%
The increase in revenue for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$64,395	$42,453	$21,942	52%	$124,198	$82,490	$41,708	51%
% of Revenue	45%	43%			44%	42%
The increase in cost of revenue for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to a $5.2 million and $12.6 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $5.7 million and $10.0 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $4.9 million and $7.3 million increase in third-party hosted software costs driven by increased client activities, a $3.3 million and $7.0 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and an increase in the USF contribution rate, a $1.2 million and $3.1 million increase in amortization expense due to the acquisitions of Virtual Observer in April 2020 and Inference in November 2020, and a $0.1 million and $1.8 million increase in office, facilities and related costs.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$79,387	$57,339	$22,048	38%	$157,466	$112,390	$45,076	40%
% of Revenue	55%	57%			56%	58%
The increase in gross profit for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to increases in subscription and related revenues. The decrease in gross margin for the three and six months ended June 30, 2021, compared to the same periods of 2020, was primarily due to the increase in depreciation, data center and public cloud costs to support our growing capacity needs, the increase in amortization expense from the acquisition of certain intangible assets from Virtual Observer and Inference, and from an increase in stock-based compensation costs, driven by increased headcount and a higher fair value of employee equity awards primarily due to our increased stock price.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Research and development	$24,648	$17,208	$7,440	43%	$46,769	$32,397	$14,372	44%
% of Revenue	17%	17%			17%	17%
The increase in research and development expenses for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to a $6.1 million and $11.8 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, and a $0.4 million and $0.8 million increase in office, facilities and related costs.

Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$46,024	$32,231	$13,793	43%	$90,823	$62,391	$28,432	46%
% of Revenue	32%	32%			32%	32%
The increase in sales and marketing expenses for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to a $9.1 million and $18.2 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, a $1.9 million and $3.7 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, and a $0.9 million and $2.1 million increase in facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.
General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$22,909	$16,129	$6,780	42%	$45,154	$30,787	$14,367	47%
% of Revenue	16%	16%			16%	16%
The increase in general and administrative expenses for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to a $3.7 million and $7.6 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards due primarily to our increased stock price, a $2.7 million and $5.2 million increase in contingent consideration expense from the Inference acquisition, and a $0.2 million and $1.3 million increase in legal and other professional service costs mainly related to our corporate activities.
Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(2,118)	$(5,734)	$3,616	(63)%	$(4,056)	$(9,218)	$5,162	(56)%
Loss on early extinguishment of debt	—	(5,794)	$5,794	(100)%	—	(5,794)	$5,794	(100)%
Other (expense) and interest income	(353)	829	(1,182)	(143)%	(178)	1,901	(2,079)	(109)%
Total other (expense) income, net	$(2,471)	$(10,699)	$8,228	(77)%	$(4,234)	$(13,111)	$8,877	(68)%
% of Revenue	(2)%	(11)%			(1)%	(6)%
The decrease in interest expense for the three and six months ended June 30, 2021, compared to the same periods of 2020, was primarily due to our adoption of ASU 2020-06, which resulted in the elimination of the debt discounts that were amortized to interest expense over the contractual term of the convertible senior notes prior to January 1, 2021, and due to the 2023 Note Repurchase Transactions and other 2023 convertible senior note settlements, which resulted in the decrease in contractual interest expense due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. The decrease in interest expense was offset in part by the increase in contractual interest expense due to the issuance of the 2025 convertible senior notes in May and June 2020. See Note 6 to the condensed consolidated financial statements for further details.
The decrease in other (expense) and interest income for the three and six months ended June 30, 2021, compared to the same periods of 2020, was primarily from lower interest income on our marketable investments.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of June 30, 2021, we had $529.5 million in working capital, which included $175.2 million in cash and cash equivalents and $463.7 million in short-term and long-term marketable investments.
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. In addition, under the terms of the 2025 convertible senior notes, we are obligated to pay additional interest on the 2025 convertible senior notes at a rate equal to 0.500% per annum for the period from June 13, 2021 through July 8, 2021, after which such additional interest is no longer payable. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of June 30, 2021, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $41.3 million aggregate principal amount of 2023 convertible senior notes remained outstanding. For additional information regarding the convertible senior notes and related transactions, see Note 6 to the condensed consolidated financial statements included in this report.
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
Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Zoom’s consent, including: acquiring businesses and disposing of significant assets, making capital expenditures in excess of those as set forth in a capital budget provided to Zoom prior to execution of the Merger Agreement, issuing additional capital stock or securities convertible into capital stock, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs, or capital expenditure requirements.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$25,157	$25,159
Net cash used in investing activities	(61,500)	(336,353)
Net cash (used in) provided by financing activities	(8,830)	466,453
Net (decrease) increase in cash and cash equivalents	$(45,173)	$155,259

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
Net cash provided by operating activities was $25.2 million during the six months ended June 30, 2021. Net cash provided by operating activities resulted from our net loss of $28.9 million adjusted for non-cash items of $91.4 million, primarily consisting of $45.8 million of stock-based compensation, $18.4 million of depreciation and amortization, $11.5 million of amortization of commission costs, $5.2 million of contingent consideration expense and $2.0 million of amortization of issuance costs on our convertible senior notes, offset by use of cash for operating assets and liabilities of $(37.4) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $25.2 million during the six months ended June 30, 2020. Net cash provided by operating activities resulted from our net loss of $23.5 million adjusted for non-cash items of $64.4 million, primarily consisting of $30.6 million of stock-based compensation, $11.2 million of depreciation and amortization, $8.6 million of amortization of discount and issuance costs on our convertible senior notes, $7.3 million of amortization of commission costs, and $5.8 million of loss from the early extinguishment of our 2023 convertible senior notes, offset by use of cash for operating assets and liabilities of $15.8 million primarily due to the time of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $(61.5) million in the six months ended June 30, 2021 was comprised of $325.6 million related to purchases of marketable investments and $19.5 million in capital expenditures, offset in part by $283.6 million related to cash proceeds from maturities of marketable investments.
Net cash used in investing activities of $336.4 million in the six months ended June 30, 2020 was comprised of $460.9 million related to purchases of marketable investments, $28.3 million, net of cash acquired, in connection with the acquisition of Virtual Observer, and $14.9 million in capital expenditures, offset in part by $167.9 million related to cash proceeds from maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(8.8) million in the six months ended June 30, 2021 related to $17.6 million of cash paid in connection with other 2023 convertible senior note settlements, $3.2 million holdback payment related to the Virtual Observer acquisition and $0.6 million of payments related to finance leases, partially offset by $8.1 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $4.4 million from exercise of stock options.

Net cash provided by financing activities of $466.5 million in the six months ended June 30, 2020 related to net cash proceeds of $728.8 million from the issuance of the 2025 convertible senior notes, net of initial purchasers' discounts and commissions and estimated debt issuance costs, cash proceeds of $6.1 million from exercise of stock options, and $5.7 million from the sale of common stock under our employee stock purchase plan, partially offset by $181.5 million of cash paid in connection with the 2023 Note Repurchase Transactions, $90.5 million of cash paid in connection with the 2025 Capped Call Transactions and $2.2 million of payments related to finance leases.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under our convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services agreement, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2020 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and did not change materially during the six months ended June 30, 2021 except for certain hosting and telecommunications agreements, cloud service agreements, the convertible senior notes, the contingent consideration described in Note 3, and the operating leases described in Note 12 of the condensed consolidated financial statements.

As of June 30, 2021, our commitments under various hosting and telecommunications agreements for terms ranging up to 60 months totaled $11.8 million. These agreements require us to make monthly payments over the service term in exchange for certain network services.
In September 2020, we entered into a cloud services agreement for a term of three years and a total commitment of $12.5 million. As of June 30, 2021, the total remaining commitment was approximately $7.5 million, of which approximately $5.0 million and $2.5 million is expected to be paid for the remainder of 2021 and 2022, respectively. In June 2021, we entered into an additional cloud services agreement for a term of three years and a total commitment of $5.0 million, of which $1.1 million is expected to be paid in 2021, $1.7 million in 2022, and $2.2 million in 2023.
As of June 30, 2021, $788.8 million of aggregate principal amount of our convertible senior notes was outstanding. The 2023 convertible senior notes are due May 1, 2023 and the 2025 convertible senior notes are due June 1, 2025. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.

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
We had cash and cash equivalents, and marketable securities totaling $638.9 million as of June 30, 2021. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2021, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $41.3 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
Except for the below risk factors, which updates those previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 1, 2021, there have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition to the other information set forth in this report, including the below update to Risk Factors, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
Risks Related to Our Proposed Merger with Zoom
Failure to complete, or delays in completing, the proposed merger with Zoom could materially and adversely affect our results of operations and our stock price.
On July 16, 2021, we entered into an agreement with Zoom pursuant to which, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of Zoom and become a wholly owned subsidiary of Zoom. Consummation of the Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:
•we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining with Zoom, which could have a negative effect on the price of our common stock;
•under some circumstances, we may be required to pay a termination fee to Zoom of $450.0 million;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Merger regardless of whether the Merger is consummated;
•the trading price of our common stock may decline to the extent that the current market price for our common reflects a market assumption that the Merger will be completed;
•the attention of our management may be diverted to the Merger;
•the potential loss of clients and business partners and the elongation of sales cycles with current and potential clients during the pendency of the Merger as our clients and partners may be uncertain about doing business with the combined company;
•we could be subject to litigation related to any failure to complete the Merger;
•the potential loss of key personnel during the pendency of the Merger as our officers and employees may be uncertain about their future roles with us following completion of the Merger; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions, and these restrictions could harm our future business and financial results if the Merger is not consummated.

The occurrence of any of these events individually or in combination could materially harm our business, results of operations, financial condition, and the price of our common stock.
Uncertainty about the Merger may adversely affect relationships with our clients, business partners and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, our existing or prospective clients and business partners may:
•delay, defer, or cease purchasing our solution or additional seats or features from, or providing products or services to, us or the combined company;
•terminate their relationships with us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.
Losses of clients, business partners, employees or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders and/or Zoom’s stockholders.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Zoom following the completion of the Merger.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Zoom following the completion of the Merger. Losses of officers, key employees or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, the combined company may be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.
If the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of the Zoom Class A Common Stock that our current stockholders will own following the completion of the Merger.
Even if the Merger is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Merger include:
•if the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes;
•integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of our company and Zoom would adversely affect Zoom’s future results following completion of the Merger;
•it is possible that key employees might decide not to remain with the combined company after the Merger is completed, and the loss of key personnel could materially harm the combined company’s results of operation, financial condition, and growth prospects;

•the success of the combined company will also depend upon relationships with third parties and pre-existing clients and customers of our company and Zoom, which relationships may be affected by the preferences of these third parties or public attitudes about the Merger and the combined company. Any adverse changes in these relationships could adversely affect the combined company's business, results of operations, and financial condition;
•the stock price of the Zoom Class A Common Stock after the Merger may be affected by factors different from those currently affecting our common stock; and
•if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures, or restrictions on the consummation of the proposed Merger, the combined company’s ability to realize the anticipated benefits of the Merger may be impaired.
If any of these events were to occur, the value of the Zoom Class A Common Stock received by our stockholders in the Merger could decline.
The number of shares of Zoom Class A Common Stock issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of the Zoom Class A Common Stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Merger.
In connection with the Merger, our stockholders will receive a fixed number of shares of Zoom Class A Common Stock for each of their shares of our common stock The number of shares is fixed at 0.5533 shares of Zoom Class A Common Stock for each share of our common stock. Accordingly, the market value of the merger consideration that our stockholders will receive in the Merger will vary based on the price of the Zoom Class A Common Stock at the time it is received by our stockholders. As a result of any such changes in stock price, the market value of the shares of the Zoom Class A Common Stock that our stockholders will receive at the time that the Merger is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Merger. Further, any decline in the price of the Zoom Class A Common Stock may adversely impact our stock price prior to the Merger.
A decline in the market price of the Zoom Class A Common Stock could result, either before or after the consummation of the Merger, from a variety of factors, some of which are beyond Zoom’s control, including, among other things, the anticipated or actual: (i) failure by Zoom to achieve the expected benefits of the acquisition of our company as rapidly or to the extent anticipated, (ii) failure of our business to perform as anticipated following the Merger, (iii) failure of the combined company’s financial results to meet the expectations of Zoom, financial analysts or investors, or (iv) failure of the integration of our business to be successful, or to take longer or be more disruptive than anticipated, and (v) numerous other factors affecting Zoom, the combined company and its businesses that are unrelated to our company.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit alternative business combination transactions and, subject to certain exceptions, engage in discussions or negotiations regarding an alternative business combination transaction. Such restrictions could discourage or deter a third party that may be willing to pay more than Zoom for our outstanding common stock from considering or proposing such an acquisition of our company.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Zoom, Zoom’s board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Zoom, or Zoom’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in damages or settlement payments, and otherwise adversely affect our business, results of operations, and financial condition.
The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.
Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all other required pre-closing approvals, consents or clearances under antitrust laws of certain specified jurisdictions or in connection with certain telecommunications laws. The relevant regulatory agencies may condition their approval of the Merger on Zoom’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of the combined company’s business following the Merger. If we and Zoom agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Merger may be impaired. We cannot provide any assurance that we or Zoom will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on the combined company following the Merger. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Merger.
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
In accordance with the various social distancing and other office closure orders and recommendations of applicable government agencies, all of our employees transitioned to work-from-home operations and we canceled all business travel by our employees except where necessary and properly authorized, which changed how we operate our business. Our clients and business partners are also subject to various and changing social distancing and office closure orders and recommendations and travel restrictions or prohibitions, which have changed the way we interact with our clients and business partners. Recently, we have re-opened our U.S. offices for employees to voluntarily return, subject to capacity restrictions and applicable government regulations. Appropriate measures are being taken to protect the health of employees who return to the office. We have also reinstated business travel on a voluntary basis and subject to prior approval. Our efforts to re-open our offices and reinstate business travel safely may not be successful; could expose our employees, customers and clients to health risks and us to associated liability; and will involve additional financial burdens.
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
•harm our ability to effectively market and sell our solution, particularly to the extent that our clients remain subject to office closure orders;
•change the mix and sizes or types of organizations that purchase our solution;
•delay the introduction of enhancements to our solution and market acceptance of any new features and products;
•harm our ability to grow our international sales and operations;
•harm our ability to recruit, onboard and successfully integrate new employees, including members of our direct sales force, both domestically and internationally, as a result of not being able to interface in person while we continue to transition to fully re-opened facilities that are not subject to capacity restrictions;
•harm our ability to maintain our corporate culture with a portion of our employee base temporarily working remotely while we remain subject to capacity restrictions on re-opening our offices and facing unique personal and professional challenges;
•increase costs in returning to work as our offices continue to re-open, including changes to the workplace, such as space planning, food service, and amenities, and the design, implementation and enforcement of new workplace safety protocols;
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
•limit our ability to efficiently provide professional services to our larger clients to the extent that they remain subject to office closures, as those services have typically been performed onsite, which could delay implementation of our solution at new clients;
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus and variants of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing, office closures, office capacity restrictions and other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, clients and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change. The effects of the COVID-19 pandemic could have a material impact on our results of operations and increase many of the other risks described herein.
Other Operational Risks
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
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs (including stock-based compensation expense) to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. We believe that our corporate culture is a critical component to our ability to attract and retain employees. As we grow, we will need to continually enhance our efforts to maintain our corporate culture, which is more difficult due to our work from home policies during the COVID-19 pandemic. As we re-open our offices, we may experience increased attrition of employees to other opportunities. If we fail to attract new personnel or fail to retain and motivate our current personnel, particularly our executive officers and senior management team, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
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

2.1
Agreement and Plan of Merger, dated as of July 16, 2021, by and among Zoom Video Communications, Inc., Five9, Inc. and Summer Merger Sub, Inc. (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021 (File No. 001-36383) and incorporated by reference herein.

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

Five9, Inc.
Date:	July 27, 2021	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)