Form 10-Q
period 2021-09-30
Five9, Inc.
filed 2021-11-08
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of October 31, 2021, there were 68,048,953 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,465	$220,372
Marketable investments	332,824	383,171
Accounts receivable, net	60,383	48,731
Prepaid expenses and other current assets	29,814	16,149
Deferred contract acquisition costs, net	29,649	20,695
Total current assets	535,135	689,118
Property and equipment, net	71,444	51,213
Operating lease right-of-use assets	45,778	9,010
Intangible assets, net	42,843	51,684
Goodwill	165,420	165,420
Marketable investments	208,468	42,127
Other assets	5,432	3,236
Deferred contract acquisition costs, net — less current portion	76,386	51,934
Total assets	$1,150,906	$1,063,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,330	$17,145
Accrued and other current liabilities	77,905	44,450
Operating lease liabilities	8,849	3,912
Accrued federal fees	242	3,745
Sales tax liabilities	1,839	1,714
Finance lease liabilities	—	612
Deferred revenue	36,887	31,983
Total current liabilities	147,052	103,561
Convertible senior notes	773,353	643,316
Sales tax liabilities — less current portion	872	857
Operating lease liabilities — less current portion	45,144	5,379
Other long-term liabilities	13,415	31,465
Total liabilities	979,836	784,578
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	68	67
Additional paid-in capital	395,612	476,941
Accumulated other comprehensive income	225	335
Accumulated deficit	(224,835)	(198,179)
Total stockholders’ equity	171,070	279,164
Total liabilities and stockholders’ equity	$1,150,906	$1,063,742
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$154,328	$112,143	$435,992	$307,023
Cost of revenue	67,137	46,561	191,335	129,051
Gross profit	87,191	65,582	244,657	177,972
Operating expenses:
Research and development	29,680	17,674	76,449	50,071
Sales and marketing	49,712	32,969	140,535	95,360
General and administrative	26,790	16,724	71,944	47,511
Total operating expenses	106,182	67,367	288,928	192,942
Loss from operations	(18,991)	(1,785)	(44,271)	(14,970)
Other (expense) income, net:
Interest expense	(1,947)	(9,649)	(6,003)	(18,867)
Loss on early extinguishment of debt	—	(283)	—	(6,077)
Interest income and other (expense)	213	632	35	2,533
Total other (expense) income, net	(1,734)	(9,300)	(5,968)	(22,411)
Loss before income taxes	(20,725)	(11,085)	(50,239)	(37,381)
(Benefit from) provision for income taxes	(188)	346	(840)	(2,461)
Net loss	$(20,537)	$(11,431)	$(49,399)	$(34,920)
Net loss per share:
Basic and diluted	$(0.30)	$(0.17)	$(0.73)	$(0.55)
Shares used in computing net loss per share:
Basic and diluted	67,800	65,460	67,278	63,490
Comprehensive Loss:
Net loss	$(20,537)	$(11,431)	$(49,399)	$(34,920)
Other comprehensive (loss) income	(74)	(243)	(110)	185
Comprehensive loss	$(20,611)	$(11,674)	$(49,509)	$(34,735)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2020	65,296	$65	$432,877	$1,004	$(179,538)	$254,408
Equity component from conversion of the 2023 convertible senior notes	—	—	(10,623)	—	—	(10,623)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	80	—	10,145	—	—	10,145
Issuance of common stock upon exercise of stock options	143	1	2,846	—	—	2,847
Issuance of common stock upon vesting of restricted stock units	271	—	—	—	—	—
Stock-based compensation	—	—	17,286	—	—	17,286
Other comprehensive loss	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	(11,431)	(11,431)
Balance as of September 30, 2020	65,790	$66	$452,531	$761	$(190,969)	$262,389

Balance as of June 30, 2021	67,684	$68	$366,637	$299	$(204,298)	$162,706
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	24	—	(12)	—	—	(12)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(4)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	87	—	1,592	—	—	1,592
Issuance of common stock upon vesting of restricted stock units	243	—	—	—	—	—
Stock-based compensation	—	—	27,395	—	—	27,395
Other comprehensive loss	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(20,537)	(20,537)
Balance as of September 30, 2021	68,034	$68	$395,612	$225	$(224,835)	$171,070
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	61,544	$61	$351,870	$576	$(156,049)	$196,458
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(304,432)	—	—	(304,432)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2,804	3	278,715	—	—	278,718
Issuance of common stock upon exercise of stock options	465	1	8,927	—	—	8,928
Issuance of common stock upon vesting of restricted stock units	874	1	(1)	—	—	—
Issuance of common stock under ESPP	103	—	5,666	—	—	5,666
Stock-based compensation	—	—	47,871	—	—	47,871
Other comprehensive income	—	—	—	185	—	185
Net loss	—	—	—	—	(34,920)	(34,920)
Balance as of September 30, 2020	65,790	$66	$452,531	$761	$(190,969)	$262,389

Balance as of December 31, 2020	66,496	$67	$476,941	$335	$(198,179)	$279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	348	—	(285)	—	—	(285)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(50)	—	7	—	—	7
Issuance of common stock upon exercise of stock options	333	—	6,029	—	—	6,029
Issuance of common stock upon vesting of restricted stock units	839	1	—	—	—	1
Issuance of common stock under ESPP	68	—	8,128	—	—	8,128
Stock-based compensation	—	—	73,204	—	—	73,204
Other comprehensive loss	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(49,399)	(49,399)
Balance as of September 30, 2021	68,034	$68	$395,612	$225	$(224,835)	$171,070
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

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(49,399)	$(34,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,194	17,750
Amortization of operating lease right-of-use assets	6,445	4,227
Amortization of deferred contract acquisition costs	18,358	11,632
Amortization of premium on marketable investments	5,114	1,819
Provision for doubtful accounts	502	578
Stock-based compensation	73,204	47,871
Amortization of discount and issuance costs on convertible senior notes	2,960	17,204
Loss on early extinguishment of debt	—	6,077
Change in fair of value of contingent consideration	5,260	—
Tax benefit of valuation allowance associated with an acquisition	—	(2,910)
Other	211	73
Changes in operating assets and liabilities:
Accounts receivable	(12,181)	(5,306)
Prepaid expenses and other current assets	(13,665)	(5,445)
Deferred contract acquisition costs	(51,765)	(29,977)
Other assets	(2,196)	(2,074)
Accounts payable	5,319	2,667
Accrued and other current liabilities	20,528	13,528
Accrued federal fees and sales tax liabilities	(3,363)	16
Deferred revenue	4,006	5,246
Other liabilities	(17,183)	(66)
Net cash provided by operating activities	20,349	47,990
Cash flows from investing activities:
Purchases of marketable investments	(543,544)	(507,046)
Proceeds from sales of marketable investments	2,369	1,899
Proceeds from maturities of marketable investments	419,922	266,308
Purchases of property and equipment	(28,478)	(20,412)
Cash paid to acquire Virtual Observer	—	(28,313)
Cash paid to acquire substantially all of the assets of Whendu	—	(100)
Net cash used in investing activities	(149,731)	(287,664)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	728,812
Payments for capped call transactions	—	(90,448)
Repurchase of a portion of 2023 convertible senior notes, net of costs	(18,870)	(186,465)
Proceeds from exercise of common stock options	6,029	8,928
Proceeds from sale of common stock under ESPP	8,128	5,666
Payment of holdback related to the Virtual Observer acquisition	(3,200)	—
Payments of finance leases	(612)	(3,028)
Net cash (used in) provided by financing activities	(8,525)	463,465
Net (decrease) increase in cash and cash equivalents	(137,907)	223,791
Cash and cash equivalents:
Beginning of period	220,372	77,976
End of period	$82,465	$301,767
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,913	$346
Cash paid for income taxes	$47	$161
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$13,705	$3,721
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$5,065	$—
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
Termination of Proposed Merger with Zoom
On July 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Zoom Video Communications, Inc., a Delaware corporation (“Zoom”), and Summer Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Zoom (“Merger Sub”). The Merger Agreement provided for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger and continuing as a wholly owned subsidiary of Zoom. On September 30, 2021, at a special meeting of the Company’s stockholders, a vote to approve the Merger was unsuccessful. As a result, immediately following the special meeting, on September 30, 2021, the Company and Zoom mutually agreed to terminate the Merger Agreement, effective immediately. Except as otherwise set forth in the Merger Agreement, none of the Company, Zoom or Merger Sub shall have any further liability thereunder. The Company incurred approximately $7.5 million in transaction costs related to the Merger recorded in general and administrative expense in its condensed consolidated statement of operations.
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
Certain prior period amounts within operating and investing activities in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. The condensed consolidated balance sheet and the consolidated statement of stockholders' equity included in this Quarterly Report as of September 30, 2021 differ from the Form 10-K for the year ended December 31, 2020 as it reflects an immaterial error correction due to the reclassification of $2.3 million from treasury stock to additional paid-in-capital. This reclassification was from the shares received for the partial unwind of capped calls related to the 2023 convertible senior notes.
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

Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. The Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective transition method. Applying the transition guidance, the Company was required to apply the guidance to all impacted financial instruments that were outstanding as of January 1, 2021 with the cumulative effect recognized as an adjustment to the opening balance of accumulated deficit. As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for the outstanding 0.125% convertible senior notes due 2023 (the "2023 convertible senior notes") and the outstanding 0.500% convertible senior notes due 2025 (the "2025 convertible senior notes", and, together with the 2023 convertible senior notes, the "convertible senior notes"). The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of the convertible senior notes into a single liability instrument, which required the Company to record a $168.4 million decrease in additional paid in capital from the derecognition of the separated equity components of these notes, a $145.7 million increase in debt from the derecognition of the discount associated with the separated equity components of the convertible senior notes, and a $22.7 million cumulative effect decrease to the opening balance of its accumulated deficit as of January 1, 2021 upon transition. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible senior notes as a single liability instrument. Since the Company had a net loss for the three and nine months ended September 30, 2021, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the periods as a result of adopting ASU 2020-06.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net	$60,383	$48,731

Deferred contract acquisition costs, net:
Current	$29,649	$20,695
Non-current	76,386	51,934
Total deferred contract acquisition costs, net	$106,035	$72,629

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$2,073	$1,297
Contract liabilities (deferred revenue)	36,887	31,983
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	2,475	3,373
Net contract liabilities	$(37,289)	$(34,059)
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
In the three and nine months ended September 30, 2021, the Company recognized revenue of $2.1 million and $27.4 million, respectively, related to its contract liabilities at December 31, 2020.
Remaining Performance Obligations
As of September 30, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $495.3 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.
3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,613	$2	$—	$2,615
U.S. treasury	132,059	11	—	132,070
U.S. agency securities	113,865	7	(4)	113,868
Commercial paper	39,972	—	—	39,972
Municipal bonds	33,922	1	(9)	33,914
Corporate bonds	10,382	3	—	10,385
Total	$332,813	$24	$(13)	$332,824

	September 30, 2021
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$746	$—	$—	$746
U.S. treasury	27,903	6	(3)	27,906
U.S. agency securities	108,885	—	(99)	108,786
Municipal bonds	67,962	9	(12)	67,959
Corporate bonds	3,073	—	(2)	3,071
Total	$208,569	$15	$(116)	$208,468

	December 31, 2020
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,479	$1	$—	$3,480
U.S. treasury	287,315	41	(4)	287,352
U.S. agency securities	67,227	12	(6)	67,233
Commercial paper	5,093	—	—	5,093
Municipal bonds	2,684	1	(1)	2,684
Corporate bonds	17,323	6	—	17,329
Total	$383,121	$61	$(11)	$383,171

	December 31, 2020
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury	$10,189	$—	$—	$10,189
U.S. agency securities	31,469	9	(1)	31,477
Municipal bonds	461	—	—	461
Total	$42,119	$9	$(1)	$42,127

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury	$(3)	$19,528	$(4)	$78,549
U.S. agency securities	(103)	174,132	(7)	39,443
Municipal bonds	(21)	43,138	(1)	1,201
Corporate bonds	(2)	5,544	(1)	1,347
Total	$(129)	$242,342	$(13)	$120,540

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of September 30, 2021, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair values of the Company’s marketable investments by contractual maturity as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Due within one year	$332,813	$332,824	$383,121	$383,171
Due after one year	208,569	208,468	42,119	42,127
Total	$541,382	$541,292	$425,240	$425,298

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,914	$—	$—	$17,914
Certificates of deposit	—	249	—	249
U.S. treasury	14,999	—	—	14,999
Municipal bonds	—	175	—	175
Total cash equivalents	$32,913	$424	$—	$33,337

Marketable investments (short and long term)
Certificates of deposit	$—	$3,361	$—	$3,361
U.S. treasury	159,976	—	—	159,976
U.S. agency securities and government sponsored securities	—	222,654	—	222,654
Commercial paper	—	39,972	—	39,972
Municipal bonds	—	101,873	—	101,873
Corporate bonds	—	13,456	—	13,456
Total marketable investments	$159,976	$381,316	$—	$541,292

Liabilities
Contingent consideration	$—	$—	$23,360	$23,360

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$89,888	$—	$—	$89,888
U.S. treasury	39,997	—	—	39,997
Total cash equivalents	$129,885	$—	$—	$129,885

Marketable investments (short and long-term)
Certificates of deposit	$—	$3,480	$—	$3,480
U.S. treasury	297,540	—	—	297,540
U.S. agency securities	—	98,711	—	98,711
Commercial paper	—	5,093	—	5,093
Municipal bonds	—	3,145	—	3,145
Corporate bonds	—	17,329	—	17,329
Total marketable investments	$297,540	$127,758	$—	$425,298

Liabilities
Contingent consideration	$—	$—	$18,100	$18,100
As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $156.1 million and $253.1 million, respectively. As of September 30, 2021 and

December 31, 2020, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $1,007.4 million and $1,098.5 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
As part of the agreement to acquire Inference Solutions Inc. ("Inference") in November 2020, the Company may be obligated to pay contingent earn out consideration of up to $24.0 million based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2021. The fair value of the contingent consideration arrangement, estimated to be $23.4 million as of September 30, 2021, is classified within Level 3 and is determined using a probability-based scenario analysis approach. The resulting probability-weighted contingent consideration amounts were discounted based on the Company’s estimated cost of debt. Future changes in the achievement of certain milestones and relative thresholds could result in a material change to the fair value of the contingent consideration, and such changes will be recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $5.3 million, respectively, of contingent consideration expense due to an increase in fair value of the contingent consideration as a result of the estimated achievement of the forecast (and reduced uncertainty about making a payment) and the shorter time to payment.
A reconciliation of the beginning and ending balance for contingent consideration consisted of the following (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance, beginning of period	$23,300	$18,100
Change in fair value of contingent consideration	60	5,260
Balance, end of period	$23,360	$23,360
There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$49,128	$90,487
Certificates of deposit	249	—
Money market funds	17,914	89,888
U.S. treasury	14,999	39,997
Municipal bonds	175	—
Total cash and cash equivalents	$82,465	$220,372
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$53,866	$42,366
Unbilled trade accounts receivable, net of advance client deposits	6,675	6,492
Allowance for doubtful accounts	(158)	(127)
Accounts receivable, net	$60,383	$48,731
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$21,043	$9,816
Other current assets	6,698	5,036
Contract assets	2,073	1,297
Prepaid expenses and other current assets	$29,814	$16,149
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer and network equipment	$110,040	$89,763
Computer software	38,134	25,888
Internal-use software development costs	500	500
Furniture and fixtures	4,015	3,372
Leasehold improvements	5,782	2,335
Property and equipment	158,471	121,858
Accumulated depreciation and amortization	(87,027)	(70,645)
Property and equipment, net	$71,444	$51,213
Depreciation and amortization expense associated with property and equipment was $6.8 million and $19.4 million, respectively, for the three and nine months ended September 30, 2021. Depreciation and amortization expense associated with property and equipment was $4.8 million and $13.2 million, respectively, for the three and nine months ended September 30, 2020.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	September 30, 2021	December 31, 2020
Gross	$43,617	$45,021
Less: accumulated depreciation and amortization	(42,321)	(41,908)
Total	$1,296	$3,113
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued expenses	$18,613	$15,217
Accrued compensation and benefits	35,932	29,233
Contingent consideration	23,360	—
Accrued and other current liabilities	$77,905	$44,450
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred revenue	$2,475	$3,373
Deferred tax liabilities	2,962	4,438
Other long-term liabilities	7,978	5,554
Contingent consideration	—	18,100
Other long-term liabilities	$13,415	$31,465

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the nine months ended September 30, 2021.
Intangible Assets
The following table summarizes the activity in the Company's intangible assets balance during the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning of the period	$45,790	$51,684
Amortization	(2,947)	(8,841)
End of the period	$42,843	$42,843
The components of intangible assets were as follows (in thousands):

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$56,214	$(15,056)	$41,158	4.2	$56,214	$(6,761)	$49,453	4.9
Acquired workforce	470	(295)	175	1.2	470	(177)	293	1.9
Customer relationships	1,600	(341)	1,259	4.0	1,600	(101)	1,499	4.7
Trademarks	500	(249)	251	1.1	500	(61)	439	1.8
Total	$58,784	$(15,941)	$42,843	4.2	$58,784	$(7,100)	$51,684	4.9

Amortization expense for intangible assets was $2.9 million and $8.8 million during the three and nine months ended September 30, 2021, respectively. Amortization expense for intangible assets was $1.7 million and $4.6 million during the three and nine months ended September 30, 2020, respectively. The increase in amortization expense during the three and nine months ended September 30, 2021 was due to the acquisition of intangible assets from Inference in November 2020 and Virtual Observer in April 2020.
As of September 30, 2021, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2021	$2,946
2022	11,704
2023	10,870
2024	7,527
2025	5,596
Thereafter	4,200
Total	$42,843

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $159.74 per share on September 30, 2021, the last trading day during the three months ended September 30, 2021, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 30, 2021, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2021, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible for the three months ending December 31, 2021.
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
In accounting for the 2025 convertible senior notes after adoption of ASU 2020-06, the 2025 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2025 convertible senior notes is $733.7 million as of September 30, 2021, with principal of $747.5 million, net of issuance cost of $13.8 million. The 2025 senior convertible notes were classified as long term liabilities as of September 30, 2021. The issuance cost related to the 2025 convertible senior notes is being amortized to interest expense over the contractual term of the 2025 convertible senior notes at an effective interest rate 1.0%.
The net carrying amount of the 2025 convertible senior notes as of September 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal	$747,500	$747,500
Unamortized debt discount	—	(141,792)
Unamortized issuance costs	(13,772)	(13,192)
Net carrying amount	$733,728	$592,516

The net carrying amount of the equity component of the 2025 convertible senior notes as of September 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	September 30, 2021	December 31, 2020
Equity component	$—	$158,321
Issuance costs	—	(3,958)
Net carrying amount	$—	$154,363
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Contractual interest expense	$934	$934	$2,990	$1,296
Amortization of debt discount	—	6,949	—	9,477
Amortization of issuance costs	935	646	2,737	881
Total interest expense	$1,869	$8,529	$5,727	$11,654
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
Maturity of the Company’s 2025 convertible senior notes as of September 30, 2021 was as follows (in thousands):

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
As of September 30, 2021, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $40.0 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the third quarter of 2021, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020 and for the first, second and third quarters of 2021. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to September 30, 2021, and are also currently convertible between October 1, 2021 to December 31, 2021. Whether the 2023 convertible senior notes will be convertible after December 31, 2021 will depend on the continued satisfaction of this condition or other conversion conditions in the future. During the nine months ended September 30, 2021, the Company paid $18.9 million in cash and issued 348,359 shares of its common stock to settle aggregate principal amount of $18.8 million of its 2023 convertible senior notes. As of September 30, 2021, approximately $40.0 million aggregate principal amount of our 2023 convertible senior notes remained outstanding. The conversions that occurred prior to January 1, 2021 resulted in a $1.2 million loss on early debt extinguishment. The conversions that occurred during the nine months ended September 30, 2021 were subject to ASU 2020-06 and such conversions were accounted for as contractual conversions, which did not result in any gain or loss upon their settlement.
During 2020, the Company received 15,714 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 15,714 shares reduced the number of shares of common stock outstanding. During the nine months ended September 30, 2021, the Company received an additional 50,196 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 50,196 shares reduced the number of shares of common stock outstanding.
In addition, on or prior to September 30, 2021, the Company received elections to convert aggregate principal amount of $5.8 million of its 2023 convertible senior notes that remain unsettled as of the end of the third quarter of 2021. The Company expects to settle these conversions in cash or a combination of cash and shares during the fourth quarter of 2021. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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
After the adoption of ASU 2020-06, the 2023 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2023 convertible senior notes was $39.6 million as of September 30, 2021, with principal of $40.0 million, net of issuance cost of $0.4 million. The 2023 senior convertible notes were classified as long term liabilities during the nine months ended on September 30, 2021. The issuance cost related to the 2023 convertible senior notes is being amortized to interest expense over the contractual term of the 2023 convertible senior notes at an effective interest rate 0.76%.

The net carrying amount of the 2023 convertible senior notes as of September 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal	$40,029	$58,867
Unamortized debt discount	—	(7,367)
Unamortized issuance costs	(404)	(700)
Net carrying amount	$39,625	$50,800
The net carrying amount of the equity component of the 2023 convertible senior notes as of September 30, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	September 30, 2021	December 31, 2020
Equity component	$—	$14,505
Issuance costs	—	(455)
Net carrying amount	$—	$14,050
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Contractual interest expense	$11	$24	$34	$165
Amortization of debt discount	—	948	—	6,252
Amortization of issuance costs	66	90	223	594
Total interest expense	$77	$1,062	$257	$7,011
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
Maturity of the Company’s 2023 convertible senior notes as of September 30, 2021 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$40,029
Total	$40,029

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2021 and December 31, 2020, the Company had 68,034,053 and 66,496,060 shares of common stock issued and outstanding, respectively. During the three and nine months ended September 30, 2021, the Company issued 23,784 shares and 348,359 shares, respectively, of common stock in connection with 2023 convertible senior note settlements. During the three and nine months ended September 30, 2021, the Company also received 3,472 and 50,196 shares, respectively, from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 3,472 shares and 50,196 shares during the three and nine months ended September 30, 2021, respectively, reduced the number of shares of common stock outstanding. See Note 6 for further details.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

September 30, 2021
Stock options outstanding	2,035
Restricted stock units outstanding	2,090
Shares available for future grant under 2014 Plan	14,110
Shares available for future issuance under ESPP	3,129
Total shares of common stock reserved	21,364

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2021 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,255	$26.33
Options granted (weighted average grant date fair value of $79.28 per share)	141	183.00
Options exercised	(333)	18.11
Options forfeited or expired	(28)	83.64
Outstanding as of September 30, 2021	2,035	$37.55	5.1	$251,607

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $159.74 per share as of September 30, 2021 for all in-the-money stock options outstanding.

Restricted Stock Units
A summary of the Company’s restricted stock unit ("RSU"), activity during the nine months ended September 30, 2021 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	2,267	$65.42
RSUs granted	1,475	185.42
RSUs vested and released	(839)	63.62
RSUs forfeited or canceled	(813)	172.14
Outstanding as of September 30, 2021	2,090	108.20

During the third quarter of 2021, the Company granted 0.7 million RSU awards conditional upon the close of the Merger. The Company cancelled these grants on September 30, 2021, the termination date of the Merger. In October 2021, the Company subsequently granted 0.7 million RSU awards to its employees.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of revenue	$3,994	$2,603	$10,880	$7,091
Research and development	9,101	3,876	20,016	10,368
Sales and marketing	8,304	5,427	23,282	14,798
General and administrative	5,996	5,380	19,026	15,614
Total stock-based compensation	$27,395	$17,286	$73,204	$47,871

As of September 30, 2021, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$23,627	$210,873	$636
Weighted-average amortization period	2.6 years	3.0 years	0.1 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expected term (years)	6.0	6.0	6.0	6.0
Volatility	47%	47%	47%	47%
Risk-free interest rate	1.0%	0.4%	1.0%	1.1%
Dividend yield (1)	—	—	—	—

(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of restricted stock units and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and nine months ended September 30, 2021 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(20,537)	$(11,431)	$(49,399)	$(34,920)
Weighted-average shares used in computing basic and diluted net loss per share	67,800	65,460	67,278	63,490
Basic and diluted net loss per share	$(0.30)	$(0.17)	$(0.73)	$(0.55)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock options	2,035	2,298	2,035	2,298
Restricted stock units	2,090	2,513	2,090	2,513
Convertible senior notes (1)	6,573	1,177	6,721	1,029
Total	10,698	5,988	10,846	5,840

(1) Anti-dilutive convertible senior notes were calculated under the if-converted method for the three and nine months ended September 30, 2021 due to the adoption of ASU 2020-06 and under the treasury stock method for the three and nine months ended September 30, 2020.
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
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and nine months ended September 30, 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2021 because their effect would have been anti-dilutive.
9. Income Taxes
The benefit from income taxes for the three and nine months ended September 30, 2021 was approximately $(0.2) million and $(0.8) million, respectively. The provision for (benefit from) income taxes for the three and nine months ended September 30, 2020 was approximately $0.3 million and $(2.5) million, respectively. The benefit from income taxes for the three and nine months ended September 30, 2021 consisted primarily of a foreign income tax benefit offset by domestic state minimum taxes. The provision for (benefit from) income taxes for the three and nine months ended September 30, 2020 consisted primarily of foreign income taxes, state minimum taxes, a benefit for the true-up to state and foreign income taxes, and a provision for uncertain tax positions. The benefit from income taxes for the nine months ended September 30, 2020 also consisted of a benefit from the reduction in the valuation allowance resulting from the recording of deferred tax liabilities related to the Virtual Observer acquisition.
For the three and nine months ended September 30, 2021, the benefit from income taxes differed from the statutory amount primarily due to state and foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2020, the provision for (benefit from) income taxes differed from the statutory amount due to state and foreign income taxes and due to the Company realizing no benefit for current year losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. The benefit from income taxes for the nine months ended September 30, 2020 also differed from the statutory amount due to the reduction in the valuation allowance resulting from the recording of deferred tax liabilities related to the Virtual Observer acquisition.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2021 and December 31, 2020. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2021, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment purchases, operating leases for office facilities, cloud services agreement, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2020 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and did not change materially during the nine months ended September 30, 2021, except for certain hosting and telecommunications agreements, cloud service agreements, the convertible senior notes, the contingent consideration described in Note 3, and the operating leases described in Note 12.
As of September 30, 2021, the Company’s commitment under various hosting and telecommunications agreements totaled $17.6 million for terms ranging up to 60 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
In September 2020, the Company entered into a cloud services agreement for a term of three years and a total commitment of $12.5 million. As of September 30, 2021, there were no remaining commitments under this agreement. In June 2021, the Company entered into an additional cloud services agreement for a term of three years and a total commitment of $5.0 million, of which $1.1 million is expected to be paid in 2021, $1.7 million in 2022, and $2.2 million in 2023. In September 2021, the Company entered into another cloud services agreement for a term of three years and a total commitment of $56.0 million, of which $2.6 million is expected to be paid in 2021, $16.2 million in 2022, $34.8 million in 2023 and $2.4 million in 2024.
As of September 30, 2021, $787.5 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that requires it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that the Company is aware of that could have a material effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss, or consolidated statements of cash flows.

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
United States	$140,739	$103,030	$397,882	$282,246
International	13,589	9,113	38,110	24,777
Total revenue	$154,328	$112,143	$435,992	$307,023

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2021	December 31, 2020
United States	$61,905	$43,339
International	9,539	7,874
Property and equipment, net	$71,444	$51,213

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
The Company's Bishop Ranch Lease commenced on February 1, 2021, has a lease term of 10 years, and has a total commitment over its term of $46.4 million, which was the primary component of the increase in operating lease costs, operating lease right-of-use assets and operating lease liabilities for the three and nine months ended September 30, 2021.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$2,403	$1,547	$7,588	$4,578
Finance lease cost:
Amortization of right-of-use assets	$215	$998	$1,476	$3,498
Interest on finance lease liabilities	1	41	18	187
Total finance lease cost	$216	$1,039	$1,494	$3,685

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(1,334)	$(1,672)	$(4,532)	$(4,862)
Financing cash used in finance leases	(36)	(833)	(612)	(3,028)
Right of use assets obtained in exchange for lease obligations:
Operating leases	1,033	104	43,462	4,330
Finance leases	—	—	—	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$45,778	$9,010

Operating lease liabilities	$8,849	$3,912
Operating lease liabilities — less current portion	45,144	5,379
Total operating lease liabilities	$53,993	$9,291
Finance leases
Property and equipment, gross	$43,617	$45,021
Less: accumulated depreciation and amortization	(42,321)	(41,908)
Property and equipment, net	$1,296	$3,113
Finance lease liabilities:
Finance leases	$—	$612
Finance lease liabilities — less current portion	—	—
Total finance lease liabilities	$—	$612
Weighted average remaining terms were as follows (in years):

	September 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	7.6	2.6
Finance leases	0.0	0.5
Weighted average discount rates were as follows:

	September 30, 2021	December 31, 2020
Weighted average discount rate
Operating leases	3.1%	4.5%
Finance leases	—%	7.9%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2021	$3,008	$—
2022	10,444	—
2023	9,177	—
2024	6,256	—
2025	4,916	—
Thereafter	27,360
Total future minimum lease payments	61,161	—
Less: imputed interest	(7,168)	—
Total	$53,993	$—
As of September 30, 2021, the Company entered into additional data center operating leases that had not yet commenced, representing a total commitment over their terms of $1.8 million. These data center leases are expected to commence during the fourth quarter of 2021, each with lease terms of three years. The Company also entered into an additional facility operating lease that commenced in October 2021 with a lease term of six years, representing a total commitment over its term of $3.2 million.

13. Acquisitions
Inference Solutions
On November 18, 2020, the Company acquired all of the issued and outstanding shares of Inference for total consideration of approximately $156.7 million. The total consideration comprised of $137.0 million in cash, net of cash acquired, and $18.1 million in estimated fair value of contingent earn out consideration. The contingent earn out consideration is up to $24.0 million and is based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2021. The range of amounts that the Company could pay under the contingent consideration arrangement is between $0.0 million and $24.0 million. The fair value of the contingent earn out consideration is estimated to be $23.4 million as of September 30, 2021. See Note 3 for additional information regarding the contingent consideration arrangement. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company’s AI position through the addition of Inference’s widely deployed IVA platform.
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
In connection with this acquisition, the Company incurred approximately $2.9 million of acquisition costs in 2020, and incurred an additional $0.0 million and $0.3 million in the three and nine months ended September 30, 2021, respectively, which have been expensed as incurred and included in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. The results of operations of this acquisition are included in the accompanying condensed consolidated statements of operations from the date of acquisition.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and nine months ended September 30, 2021, subscription and related usage fees accounted for 92% of our revenue. For the three and nine months ended September 30, 2020 subscription and related usage fees accounted for 93% and 92%, respectively, of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.

Termination of Proposed Merger with Zoom
On July 16, 2021, we entered into the Merger Agreement. The Merger Agreement provided for the merger of Merger Sub with and into our company, with our company surviving the Merger and continuing as a wholly owned subsidiary of Zoom. On September 30, 2021 at a special meeting of the Company’s stockholders, a vote to approve the Merger was unsuccessful. As a result, immediately following the special meeting, on September 30, 2021, the Company and Zoom mutually agreed to terminate the Merger Agreement, effective immediately. Except as otherwise set forth in the Merger Agreement, none of the Company, Zoom or Merger Sub shall have any further liability thereunder. We incurred approximately $7.5 million in transaction costs related to the Merger that was recorded in general and administrative expense in our condensed consolidated statement of operations.
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
COVID-19 had a moderately positive impact on our 2020 and three and nine months ended September 30, 2021 financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its impact on the U.S. and global economy remains uncertain, but we believe that there may be a continuing net benefit to us longer term.
Key GAAP Operating Results
Our revenue increased to $154.3 million and $436.0 million for the three and nine months ended September 30, 2021 from $112.1 million and $307.0 million for the three and nine months ended September 30, 2020. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and nine months ended September 30, 2021 and 2020, no single client accounted for more than 10% of our total revenue. As of September 30, 2021, we had over 2,000 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 4,000 agent seats. We had a net loss of $20.5 million and $49.4 million in the three and nine months ended September 30, 2021, compared to a net loss of $11.4 million and $34.9 million in the three and nine months ended September 30, 2020.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges, including the impact of the COVID-19 pandemic, that we must successfully address in order to sustain the growth of our business and improve our operating results.

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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	September 30, 2021	September 30, 2020
Annual Dollar-Based Retention Rate	123%	114%
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

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(20,537)	$(11,431)	$(49,399)	$(34,920)
Non-GAAP adjustments:
Depreciation and amortization (1)	9,780	6,537	28,194	17,750
Stock-based compensation (2)	27,395	17,286	73,204	47,871
Interest expense	1,947	9,649	6,003	18,867
Loss on early extinguishment of debt	—	283	—	6,077
Interest (income) and other expense	(213)	(632)	(35)	(2,533)
Acquisition-related transaction costs and one-time integration costs	9,158	2,030	11,225	3,996
COVID-19 relief bonus for employees	—	—	—	1,817
Contingent consideration expense	60	—	5,260	—
(Benefit from) provision for income taxes	(188)	346	(840)	(2,461)
Adjusted EBITDA	$27,402	$24,068	$73,612	$56,464
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of revenue	$7,658	$5,171	$22,570	$14,231
Research and development	1,004	512	2,329	1,476
Sales and marketing	1	1	3	3
General and administrative	1,117	853	3,292	2,040
Total depreciation and amortization	$9,780	$6,537	$28,194	$17,750
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of services, which investments will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale. In the near-term, however, we expect cost of revenue to increase both in absolute dollars and as a percentage of revenue, primarily due to increased investments in public cloud and international expansion.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue in the near term and to fluctuate in the longer term.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars over the long term and fluctuate as a percentage of revenue in the near and longer term as we continue to support our growth initiatives.
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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	100%	100%	100%	100%
Cost of revenue	44%	42%	44%	42%
Gross profit	56%	58%	56%	58%
Operating expenses:
Research and development	19%	16%	18%	16%
Sales and marketing	32%	29%	31%	32%
General and administrative	17%	15%	17%	15%
Total operating expenses	68%	60%	66%	63%
Loss from operations	(12)%	(2)%	(10)%	(5)%
Other (expense) income, net:
Interest expense	(1)%	(9)%	(1)%	(6)%
Loss on early extinguishment of debt	—%	—%	—%	(2)%
Interest income and other (expense)	—%	1%	(1)%	1%
Total other (expense) income, net	(1)%	(8)%	(2)%	(7)%
Loss before income taxes	(13)%	(10)%	(12)%	(12)%
(Benefit from) provision for income taxes	—%	—%	(1)%	(1)%
Net loss	(13)%	(10)%	(11)%	(11)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Revenue	$154,328	$112,143	$42,185	38%	$435,992	$307,023	$128,969	42%
The increase in revenue for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$67,137	$46,561	$20,576	44%	$191,335	$129,051	$62,284	48%
% of Revenue	44%	42%			44%	42%
The increase in cost of revenue for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to a $8.1 million and $22.0 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of employee equity awards due primarily to our increased stock price, a $5.2 million and $24.1 million increase in depreciation, data center and public cloud costs, USF contributions and other federal telecommunication service fees, and office, facilities and related costs to support our growing capacity needs and client usage, a $4.6 million and $12.0 million increase in third party hosted software costs driven by increased client activities, and a $1.2 million and $4.3 million increase in amortization expense due to the acquisitions of Virtual Observer in April 2020 and Inference in November 2020.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$87,191	$65,582	$21,609	33%	$244,657	$177,972	$66,685	37%
% of Revenue	56%	58%			56%	58%
The increase in gross profit for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to increases in subscription and related revenues. The decrease in gross margin for the three and nine months ended September 30, 2021, compared to the same periods of 2020, was primarily due to the increase in depreciation, data center and public cloud costs to support our growing capacity needs, the increase in amortization expense from the acquisition of certain intangible assets from Virtual Observer and Inference, and from an increase in stock-based compensation costs, driven by increased headcount and a higher fair value of employee equity awards primarily due to our increased stock price.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Research and development	$29,680	$17,674	$12,006	68%	$76,449	$50,071	$26,378	53%
% of Revenue	19%	16%			18%	16%
The increase in research and development expenses for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to a $10.8 million and $22.5 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount, higher fair value of employee equity awards due primarily to our increased stock price, and by incremental stock-based compensation cost due to modification of certain stock-based awards of a former executive, and a $0.5 million and $1.3 million increase in office, facilities and related costs.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$49,712	$32,969	$16,743	51%	$140,535	$95,360	$45,175	47%
% of Revenue	32%	29%			31%	32%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to a $9.5 million and $27.7 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount and higher fair value equity awards due primarily to our increased stock price, a $2.7 million and $6.4 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, and a $0.9 million and $3.0 million increase in facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$26,790	$16,724	$10,066	60%	$71,944	$47,511	$24,433	51%
% of Revenue	17%	15%			17%	15%
The increase in general and administrative expenses for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to a $3.5 million and $11.0 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards due primarily to our increased stock price, a $6.3 million and $7.5 million increase in legal and other professional service costs mainly related to our proposed merger with Zoom that was terminated on September 30, 2021, and a $0.1 million and $5.3 million increase in contingent consideration expense from the Inference acquisition.
Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,947)	$(9,649)	$7,702	(80)%	$(6,003)	$(18,867)	$12,864	(68)%
Loss on early extinguishment of debt	—	(283)	$283	(100)%	—	(6,077)	$6,077	(100)%
Interest income and other (expense)	213	632	(419)	(66)%	35	2,533	(2,498)	(99)%
Total other (expense) income, net	$(1,734)	$(9,300)	$7,566	(81)%	$(5,968)	$(22,411)	$16,443	(73)%
% of Revenue	(1)%	(8)%			(2)%	(7)%
The decrease in interest expense for the three and nine months ended September 30, 2021, compared to the same periods of 2020, was primarily due to our adoption of ASU 2020-06, which resulted in the elimination of the debt discounts that were amortized to interest expense over the contractual term of the convertible senior notes prior to January 1, 2021, and due to the 2023 Note Repurchase Transactions and other 2023 convertible senior note settlements, which resulted in the decrease in contractual interest expense due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. The decrease in interest expense was offset in part by the increase in contractual interest expense due to the issuance of the 2025 convertible senior notes in May and June 2020. See Note 6 to the condensed consolidated financial statements for further details.
The decrease in other (expense) and interest income for the three and nine months ended September 30, 2021, compared to the same periods of 2020, was primarily from a decrease in interest income on our marketable investments due to lower investible balances and lower interest rates.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of September 30, 2021, we had $388.1 million in working capital, which included $82.5 million in cash and cash equivalents and $541.3 million in short-term and long-term marketable investments.
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. In addition, under the terms of the 2025 convertible senior notes, we are obligated to pay additional interest on the 2025 convertible senior notes at a rate equal to 0.500% per annum for the period from June 13, 2021 through July 8, 2021, after which such additional interest is no longer payable. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of September 30, 2021, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $40.0 million aggregate principal amount of 2023 convertible senior notes remained outstanding. For additional information regarding the convertible senior notes and related transactions, see Note 6 to the condensed consolidated financial statements included in this report.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$20,349	$47,990
Net cash used in investing activities	(149,731)	(287,664)
Net cash (used in) provided by financing activities	(8,525)	463,465
Net (decrease) increase in cash and cash equivalents	$(137,907)	$223,791

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
Net cash provided by operating activities was $20.3 million during the nine months ended September 30, 2021. Net cash provided by operating activities resulted from our net loss of $49.4 million adjusted for non-cash items of $140.2 million, primarily consisting of $73.2 million of stock-based compensation, $28.2 million of depreciation and amortization, $18.4 million of amortization of commission costs, $5.3 million of contingent consideration expense and $3.0 million of amortization of issuance costs on our convertible senior notes, offset by use of cash for operating assets and liabilities of $(70.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $48.0 million during the nine months ended September 30, 2020. Net cash provided by operating activities resulted from our net loss of $34.9 million adjusted for non-cash items of $104.3 million, primarily consisting of $47.9 million of stock-based compensation, $17.8 million of depreciation and amortization, $17.2 million of amortization of discount and issuance costs on our convertible senior notes, $11.6 million of amortization of commission costs, and $6.1 million of loss from the early extinguishment of our 2023 convertible senior notes, offset by use of cash for operating assets and liabilities of $21.4 million primarily due to the time of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $(149.7) million in the nine months ended September 30, 2021 was comprised of $543.5 million related to purchases of marketable investments and $28.5 million in capital expenditures, offset in part by $422.3 million related to cash proceeds from sales and maturities of marketable investments.
Net cash used in investing activities of $287.7 million in the nine months ended September 30, 2020 was comprised of $507.0 million related to purchases of marketable investments, $28.3 million, net of cash acquired, in connection with the acquisition of Virtual Observer and $20.4 million in capital expenditures, offset in part by $268.2 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(8.5) million in the nine months ended September 30, 2021 related to $18.9 million of cash paid in connection with other 2023 convertible senior note settlements, $3.2 million holdback payment related to the Virtual Observer acquisition and $0.6 million of payments related to finance leases, partially offset by $8.1 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $6.0 million from exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021.

Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our principal contractual obligations consist of future payment obligations under our convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services agreement, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2020 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and did not change materially during the nine months ended September 30, 2021 except for certain hosting and telecommunications agreements, cloud service agreements, the convertible senior notes, the contingent consideration described in Note 3, and the operating leases described in Note 12 of the condensed consolidated financial statements.
As of September 30, 2021, our commitments under various hosting and telecommunications agreements for terms ranging up to 60 months totaled $17.6 million. These agreements require us to make monthly payments over the service term in exchange for certain network services.
In September 2020, we entered into a cloud services agreement for a term of three years and a total commitment of $12.5 million. As of September 30, 2021, there were no remaining commitments under this agreement. In June 2021, we entered into an additional cloud services agreement for a term of three years and a total commitment of $5.0 million, of which $1.1 million is expected to be paid in 2021, $1.7 million in 2022, and $2.2 million in 2023. In September 2021, we entered into another cloud services agreement for a term of three years and a total commitment of $56.0 million, of which $2.6 million is expected to be paid in 2021, $16.2 million in 2022, $34.8 million in 2023 and $2.4 million in 2024.
As of September 30, 2021, $787.5 million of aggregate principal amount of our convertible senior notes was outstanding. The 2023 convertible senior notes are due May 1, 2023 and the 2025 convertible senior notes are due June 1, 2025. For additional information regarding the convertible senior notes, see Note 6 to the condensed consolidated financial statements included in this report.

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
We had cash and cash equivalents, and marketable securities totaling $623.8 million as of September 30, 2021. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2021, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $40.0 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. On September 30, 2021, at a special meeting of our stockholders, stockholders voted against a proposal to approve our proposed merger, or the Merger, with Zoom Video Communications, Inc., or Zoom. Immediately following the special meeting, on September 30, 2021, we and Zoom mutually agreed to terminate the Merger, effective immediately. During the pendency of the Merger, the trading price of our Common Stock was volatile, has continued to be volatile since the termination of the Merger, and may fluctuate significantly in the future in response to numerous factors, many of which are outside our control. During the ten months ended October 31, 2021, the sale price per share of our common stock ranged from a low of $139.75 to a high of $211.68. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations in our operating results;
•now that the merger has terminated, certain investors who acquired our common stock during the pendency of the Merger may sell their shares of common stock, and other investors may buy shares of our common stock;
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, particularly in connection with the COVID-19 pandemic and economic trends. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These and other factors may disproportionately impact the trading price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of volatility. If we were to become involved in such securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows.
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus and variants of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing, office closures, office capacity restrictions and other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, clients and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the pandemic on our business and operations is highly uncertain and subject to change. The effects of the COVID-19 pandemic could have a material impact on our results of operations and increase many of the other risks described herein.
The new rule concerning mandatory COVID-19 vaccination of employees could have a material adverse effect on our business, financial condition, and results of operations.
On November 5, 2021, the Occupational Safety and Health Administration issued an interim final rule that requires employers with 100 or more employees to develop, to implement and to enforce a mandatory COVID-19 vaccination policy, unless unvaccinated employees comply with masking and testing requirements. Such requirements are currently scheduled to be effective on January 4, 2022. Compliance with such mandate could result in increased costs as well as labor disruptions, employee attrition and/or difficulty recruiting new employees.
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
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs (including stock-based compensation expense) to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this risk may be exacerbated by factors related to the termination of the Merger, including increased recruiting efforts by other companies. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. We believe that our corporate culture is a critical component to our ability to attract and retain employees. As we grow, we will need to continually enhance our efforts to maintain our corporate culture, which is more difficult due to our work from home policies during the COVID-19 pandemic. We may experience increased attrition of employees to other opportunities, particularly as we reopen our offices, as certain employees may seek more flexible work alternatives than we offer, may seek positions with companies outside of the geographic area in which they live that offer remote work opportunities, or may decide to scale back their work life for personal reasons. If we fail to attract new personnel or fail to retain and motivate our current personnel, particularly our executive officers and senior management team, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more flexible work alternatives such as permanent remote work or work from home. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.

Volatility or lack of performance in the trading price of our common stock, including the recent volatility in our trading price during the pendency, and after termination, of the Merger, may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of stock awards when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees.

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

Five9, Inc.
Date:	November 8, 2021	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)