Form 10-K
period 2021-12-31
Five9, Inc.
filed 2022-02-28
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $10,269.5 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2022, there were 69,149,622 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

FIVE9, INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of our senior management with respect to future events and our financial performance. These forward-looking statements include statements with respect to our business, expenses, strategies, losses, growth plans, product and client initiatives, market growth projections, and our industry, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
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
•the markets in which we participate involve a high number of competitors that is continuing to increase, and if we do not compete effectively, our operating results could be harmed;
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
•we may acquire other companies, or technologies or be the target of strategic transactions, or be impacted by transactions by other companies, which could divert our management’s attention, result in additional dilution to our stockholders or use a significant amount of our cash resources and otherwise disrupt our operations and harm our operating results;
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
•the contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new solutions in order to maintain and grow our business;
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

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of intelligent cloud software for contact centers. We were “born in the cloud,” and since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, highly scalable and secure Virtual Contact Center, or VCC, cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market, facilitating more than nine billion call minutes between our more than 2,500 clients and their customers per year. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant advantage.
We believe there are three key industry trends driving growth in the cloud contact center market.
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
Second is digital transformation. Consumers have the ability to easily and quickly switch brands after experiencing poor customer service. Therefore, it is more critical than ever to provide the tools and technologies to meet consumer demands for a seamless experience across their engagement channels of choice. Cloud contact center software solutions provide organizations with the agility to adapt to a rapidly evolving environment and innovative functionalities to reimagine the way they engage with customers.
Third is cloud-based technology advancements in areas such as artificial intelligence, or AI, which are enabling improved customer experience, significant operational efficiencies and business insights. For example, real-time, accurate and increasingly cost-effective automatic speech recognition and natural language processing are increasingly allowing mundane contact center tasks to be handled efficiently and effectively by virtual agents, allowing live agents to focus on more complex issues.
Our solution, comprised of our VCC cloud platform, AI and automation portfolio, including Interactive Virtual Agent, or IVA, Agent Assist, Workflow Automation, or WFA, and Workforce Optimization, or WFO, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Our solution ensures our clients always have the latest version of our software. Delivered on-demand, our solution enables our clients to quickly deploy agent seats in any geographic location with only a computer, headset and broadband internet connection, and rapidly adjust the number of contact center agent seats in response to changing business requirements. Unlike legacy on-premise contact center systems, our solution requires limited up-front investment, can be rapidly deployed and are maintained by us in the cloud.

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
We provide our solution through a software-as-a-service, or SaaS, business model with recurring revenue made up of subscription revenue, based primarily on the number of agent seats, and usage, based on minutes, as well as the specific functionalities and applications our clients deploy such as virtual agents.
We have achieved significant growth in recent periods. For the years ended December 31, 2021, 2020 and 2019, our revenue was $609.6 million, $434.9 million and $328.0 million, respectively, representing year-over-year growth of 40% and 33%, respectively. We incurred net losses of $53.0 million, $42.1 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, as a result of increased investment in our growth, along with higher stock-based compensation and interest expense. As of December 31, 2021, 2020 and 2019, our total assets were $1,192.9 million, $1,063.7 million and $482.4 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 122% as of December 31, 2021, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 11 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”
Our Solution
We deliver a comprehensive, end-to-end cloud software solution for contact centers, which includes cloud software that allows automation of customer interactions leveraging technologies such as natural language processing and automatic speech recognition. Our solution enables organizations of all sizes to enhance customer experience through voice as well as digital engagement channels, improve customer service and retain loyal customers. Our solution is designed to enable our customers to increase their sales performance and improve the efficiency of their operations.
Our solution is designed to enable our customers to comprehensively and seamlessly engage through voice, video, website, mobile, chat, email, click-to-call, callback, social and messaging. Our agent interface is an intuitive modern browser-based design that provides easy visualization of customer profile, context and cross channel history. This solution is built on a modern SaaS architecture, leveraging both our own data centers and the public cloud. Our VCC platform is based on a modern micro services-based open enterprise architecture built with representational state transfer, or REST, APIs and software development kits, or SDKs, that enable customers, partners and developers to bridge any operational gaps within their unique systems. We provide high voice quality at low cost with our Agent Connect service and our call-by-call carrier optimization routing. Our complete end-to-end capabilities include Computer-Telephony Integration, or CTI, IVA, Interactive Voice Response, or IVR, WFA, Agent Assist, Automatic Call/Contact Distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktops, outbound dialer, pre-built third-party integrations, quality management, speech and desktop analytics, customer surveys and workforce management.
Our cloud contact center solution, which we refer to as our solution, provides the following key elements:
•Rapid implementation, seamless updates and pre-built integrations. Our solution is designed to be deployed quickly and seamlessly with minimal disruption to a client’s operations. The pre-built integrations with leading CRM and other enterprise applications reduce the complexity and burden of integrating with the client’s business applications. Our solution is designed to be seamlessly updated so that clients are always operating on the latest version of the software, while maintaining their existing configurations, ensuring minimal disruption to the client’s contact center operations.

•Highly flexible platform. Our solution provides easy administration, configuration and role-based functionalities for agents, supervisors and administrators enabling the rapid adjustment of contact center resources to meet a changing mix of contact channels and peaks-and-troughs in contact center volumes.
•Scalable, secure and reliable multi-tenant architecture. Our solution provides organizations of all sizes with the robust contact center functionality, scalability, flexibility and security required in the most sophisticated and distributed environments.
Our solution is designed to provide the following key benefits to clients:
•Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple digital engagement channels, including voice, chat, email, web, social media and mobile. Our solution gives agents the ability to switch between media channels through an easy-to-use, unified interface that provides agents with all of the relevant content and tools needed to complete the task at hand. Furthermore, our AI enabled automation features enable agent efficiency and other cost reductions, including by utilization of natural language processing, or NLP.
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
•Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations accelerates agent activation and targets desired business outcomes by leveraging a proven lifecycle approach including detailed discovery, design, testing, training and optimization. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: Microsoft Corporation, or Microsoft, Oracle Corporation, or Oracle, Salesforce.com, Inc., or Salesforce, ServiceNow, Inc., or ServiceNow, Zendesk, Inc., or Zendesk, and others. We also offer integrations into UC partners such as Microsoft Teams, Nextiva, RingCentral, Zoom Video Communications, or Zoom, and others. We combined these comprehensive integrations with out-of-the-box application adapters that allow our customers to easily build workflow integrations without the need for dedicated developers. Once operational, we offer a high touch premium support service where we assign a technical account manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. As a result, our clients’ contact centers become fully operational faster and they recognize time to value more quickly than with legacy on-premise contact center systems.
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
•Established market presence and a large, diverse client base. We have a large, diverse client base of over 2,500 organizations across multiple industries. We believe our clients view us as a key strategic solutions provider. The performance, reliability, ease-of-use and comprehensive nature of our solution has resulted in high client retention.
•Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Microsoft, Oracle, Salesforce, ServiceNow and Zendesk; WFO vendors such as Calabrio, Inc., or Calabrio, and Verint Systems Inc., or Verint; unified communications vendors such as Microsoft Teams, Nextiva, RingCentral and Zoom; system integrators such as Accenture PLC, Deloitte Consulting LLP, IBM, PwC LLP and Slalom Consulting, LLC; master agents and value-added resellers such as AT&T Inc. and CDW Corporation; independent software vendors; and telephony providers globally. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.
•Focus on innovation and thought leadership. Since our inception, we have been an innovator of intelligent cloud contact center software. Our investment in research and development has driven our growth and enabled us to deliver a cloud contact center software solution with the features and functionality to power the most complex contact centers. We strive to be a thought leader in our industry, identifying and developing cloud capabilities to transform traditional contact center operations into customer engagement centers of excellence. Contact centers are a rich source of the data that powers AI, from call detail records to full recordings of calls and customer interactions. With recent advances in automatic speech recognition, voice recordings are becoming a source for training machine-learning models. We believe that AI is having, and is likely to have, an increasingly profound impact in how businesses deliver service to their customers.
Clients
We have a large and diverse client base comprised of more than 2,500 organizations as of December 31, 2021, with no single client representing more than 10% of our revenues in 2021, 2020 or 2019. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, retail, healthcare, technology and education.
Sales and Marketing
Marketing. To build client awareness and adoption of our solution, our lead generation activities consist primarily of search engine marketing, internet advertising, digital marketing campaigns, social media, trade shows, industry events, co-marketing with strategic partners, account-based marketing, client referrals and out-of-home campaigns. We have adapted to various COVID-19 restrictions by converting our user group meeting from in-

person to virtual and switching from in-person to fully virtual or hybrid attendance at various trade shows. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for our solution. We offer online self-service demos to allow prospective clients to learn about the features and functionality of our VCC cloud platform in more detail. We also offer proof of concept service packages to allow prospects to experience the quality and ease-of-use of our cloud solution and quantify the potential benefits of our deployment.
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
Indirect Sales. We have cultivated strong partner relationships with master sales agents, system integrators and resellers to drive sales of our solution. We have established, and continue to increase, our network of master sales agents, which provide sales leads, system integrators, which also provide sales leads and help integrate our solution with our client systems, and resellers, which sell our solution to new clients. This network has helped us attract additional clients.
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
Technology and Operations
Our highly scalable and flexible cloud platform is the result of our extensive research, development, client engagement and operational experience. Our platform is comprised of in-house developed intellectual property, open source products and commercially available hardware and software. Our platform is designed to be redundant. We believe that all components can be upgraded, expanded or replaced with minimal or no interruption in service.
We currently deliver our services globally from third-party co-location data center facilities located in the United States, the United Kingdom, Europe and Australia and from public cloud locations in Canada, the United Kingdom and Europe. We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia. Our infrastructure, including our third-party co-location facilities, is designed to support real-time mission-critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
We have designed and maintain an operations, capacity and security program to monitor and maintain our platform, ensure efficient utilization of our platform capacity and protect against security threats or data breaches. Our operations team monitors our data centers for potential performance issues, unauthorized attempts to access secure data or applications and the overall integrity of the platform.

Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and new channels of engagement, such as social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across all channels without losing the overall context of customer interactions according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy vendors that offer on-premise contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco. These legacy telephony vendors are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as Genesys Telecommunications Laboratories, Inc., or Genesys, and NICE Ltd., or NICE. We also face competition from many smaller contact center service providers such as Content Guru and Talkdesk, as well as vendors offering both unified communications and contact center solutions such as Zoom. In addition, Amazon.com, Inc., or Amazon, Twilio Inc., or Twilio, and most recently, Microsoft, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM and customer experience vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing and product development budgets, as well as greater financial and technical resources. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. Our recent, and any future, acquisitions will subject us to new competitors and cause us to face additional and different competition in the markets served by these businesses. We believe the principal competitive factors in our market include:
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
Intellectual Property
We rely on a combination of patent, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements, confidentiality agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand. In addition, we require our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works, or other intellectual property generated or conceived by them on our behalf, are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
As of December 31, 2021, our intellectual property portfolio included three registered U.S. trademarks, 14 issued U.S. patents, two pending U.S. patent application, two pending international Patent Cooperation Treaty, or PCT, patent applications and one registered U.S. copyright. As of December 31, 2021, outside the U.S. we also had five issued patents and 10 trademark registrations. The expiration dates of our issued patents range from 2030 to 2041. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there are seasonal factors that cause our revenues in the first half of a year to be lower than our revenues in the second half of the year. During 2021, 2020 and 2019, 54%, 55%, and 54% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education in the second half of each year.
Employees and Human Capital Resources
Our employees and the culture we have established are the key to our success. As of December 31, 2021, we had 2,138 full-time employees. 46% of our employees are in various cost of revenue functions, 19% in research and development, 25% in sales and marketing and 10% in general and administrative. Our employee turnover for the last three years has averaged 6.9%.
The key human capital measures and objectives that we focus on in managing our business are maintaining our company culture, increasing our diversity and inclusion, our compensation philosophy and our employees’ safety, including as a result of COVID-19, and our talent development.
Company Culture
We have built a culture of high performance based upon our values:
1.Always do the right thing for the customer.
2.Good enough isn’t good enough.
3.We value diversity.
4.We are relentless learners.
5.We bias toward action, “kick the bolt”.
6.We treat it like we own it.
7.A spirit of service guides us.
8.We believe in the servant leader.
9.We act with integrity and humility and as a team.
10.We keep it simple. Less is more.
Our values are woven through the entire employee lifecycle and used in the interview process to ensure we hire candidates that have personal values that align with ours. Our values are instrumental in the semi-annual employee performance self-reflection cycle, and we request that employees share how they have lived our values. In addition, we regularly celebrate employees that live our values through recognition and rewards. We introduce new employees to our values during new hire orientation and our values are visible in the offer package as well as company employee resources pages. Our CEO also weaves these values into quarterly company meetings and regular meet ups, such as “Thursdays in the Cloud” where one of the values may be highlighted through a story and employee example.
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. 76% of employees participated in our most recent employee survey in 2021. Last year we achieved the highest level of employee engagement according to our vendor, Culture Amp, as noted in its Engagement and Inclusion benchmark (top quartile) based upon responses from approximately 2,000 companies. Employees’ highest rated areas were the following: contribution to broader purpose (96%) and diversity (91%).
Diversity & Inclusion at Five9
We value diversity and hold ourselves accountable to create a culture where our employees represent humanity. We embrace authenticity and trust and lead with transparency, empowering our employees to have a voice that's heard. We are committed to learning, empowering, advocating, allying and supporting each other within our company and in our communities. Our recruiting programs support and encourage diversity. We recruit from various diversity organizations, including historically black colleges and universities, the Career Cast Diversity Network of Women, Black, Hispanic, Asian, LGBTQIA, the Career Cast Disability Network, and the Career Cast Veteran Network. In addition, we have several Employee Resource Groups, or ERGs, that are committed to diversity and creating and fostering a culture of inclusion. Our ERGs include Women In Tech, Blatinx, Five9 Faith and Pride @ Five9. We are currently working with Black Girls Code to offer an online educational session for underserved girls enlisted in their program and our female employees are facilitating the class. We have also created a mentorship program with a specific eye towards diversity. Executive sponsors of the program reach out to employees from underrepresented groups to promote the program and encourage employees to participate. Our human resources team pairs mentors with mentees to enable employees to receive opportunities for growth and development.
Women represent 30% of our worldwide employees and racial and ethnic minorities represent 31% of our U.S. employees as of December 31, 2021. Women and ethnic minorities represent 30% and 17%, respectively, of our leadership team and Board as of December 31, 2021.
Compensation Philosophy
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
Full-time employees and their family members enjoy comprehensive benefits programs and perks. In an effort to attract and retain the best talent, we strive to offer benefit programs that will enable our employees to thrive both at work and at home. We cover 100% of the employee portion of our healthcare benefits and share a high portion of the dependent costs. Our competitive global benefits include a Parental Leave Policy, flexible schedules, financial and physical wellness programs, fertility benefits and 401(k) matching.

COVID-19 and Employee Safety
During the COVID-19 pandemic our primary focus has been the health and safety of our employees and their families. We enabled all of our global employees to transition to a work from home environment and we provided two COVID-19 relief bonuses to all employees Sr. Director and below to help offset the financial impact of the pandemic. In addition, we assisted employees with a work from home stipend that employees could use to make their home office more conducive to comfortably working from home. During the fourth quarter of 2021, we also provided a wellness cash benefit for our global employees. We also offered our employees’ health and wellness resources such as yoga, meditation and counseling resources if needed.
Talent Development
Employee development is a key focus in the attraction, retention and management of our talent. Semi-annually, we facilitate employee self-reflection cycles where employees have development conversations with their manager. The purpose of these conversations is to foster the employee’s development plans and career goals. Managers and employees discuss growth and development opportunities in these sessions and conversations and development plans are tracked via the employee performance platform. We also host a quarterly development series for all employees to enhance their career development. The development series topics have included mentorship, communicating for shared success, the art of influence and a career workshop. This development series aims to provide educational opportunities for leadership and growth for our employees. We also have a succession planning program that focuses on identifying employees that are high potential and high performing and plans for developing them into future leadership roles by creating action plans and a path for the employee’s progression.
Workplace Practices and Policies
We are committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. We are an equal opportunity employer committed to inclusion and diversity.
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
•Federal Trade Commission Act and rules promulgated thereunder, which generally relate to avoiding unfair and deceptive trade practices, our advertising, and privacy practices; and
•State privacy laws require compliance with privacy frameworks and include disclosure obligations to consumers for whom we hold or process personal data including:
◦The California Consumer Privacy Act of 2018, or the CCPA,
◦The California Privacy Rights Act of 2020, or the CPRA, which will take effect on January 1, 2023;

◦Virginia Consumer Data Protection Act, or the VCDPA, which will take effect on January 1, 2023; and
◦Colorado Privacy Act, or the CPA, which will take effect on July 1, 2023.
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
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulation of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. For example, the European Union adopted a law governing data protection and privacy called the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The law requires companies to meet new and extended requirements regarding the processing of personal data. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, among other comprehensive privacy laws, we are subject to Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and the analogous provincial laws, which similarly impose data privacy and security obligations on our processing of personal data. Our regulatory obligations in foreign jurisdictions could impact the use or cost of our solution in international locations as data protection and privacy laws and regulations around the world continue to evolve.
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
Company Information
We were incorporated in Delaware in 2001. We operate in a single reportable segment. Our principal executive office is located at 3001 Bishop Drive, Suite 350, San Ramon, CA 94583 and our telephone number is (925) 201-2000. Our website address is www.five9.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K. We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and domain names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our solution. Solely for convenience, some of the copyrights, trademarks and trade names referred to in this annual report on Form 10-K are listed without ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.
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
•The markets in which we participate involve a high number of competitors that is continuing to increase, and if we do not compete effectively, our operating results could be harmed.
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
•We may acquire other companies, or technologies or be the target of strategic transactions, or be impacted by transactions by other companies, which could divert our management’s attention, result in additional dilution to our stockholders or use a significant amount of our cash resources and otherwise disrupt our operations and harm our operating results.
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
•The contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new solutions in order to maintain and grow our business.
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•Failure to comply with laws and regulations, including those related to import and export controls, could harm our business and our reputation.
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
•the timing of expenses related to any future acquisition transactions; and
•advances and trends in new technologies and industry standards.
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
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients, the increasing reliance on public cloud providers, and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services, and because our professional services offerings typically have lower margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts and expense. Selling to smaller clients may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, lower returns on sales and marketing expense, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution, or the mix of solution components purchased by our clients, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred losses in each annual period since our inception in 2001. We incurred net losses of $53.0 million, $42.1 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, we had an accumulated deficit of $228.4 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our solution and acquire new clients, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in sales and marketing and research and development and expand our business. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
Risks Related to Our Growth
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2021, 2020 and 2019, our revenues were $609.6 million, $434.9 million and $328.0 million, respectively, representing year-over-year growth of 40% and 33%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:
•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants, and with providers of legacy on-premise systems;
•increase our existing clients’ use of our solution, including additional and new features of our solution;
•further develop our partner ecosystem;
•strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced features and functionality, such as our AI enabled automation features;
•introduce our solution to new markets outside of the United States and increase global awareness of our brand;
•selectively pursue acquisitions that enhance our solution offerings;
•address the challenges of recent widespread increases in employee resignations as a result of the COVID-19 pandemic; and
•respond to general macro economic factors and industry and market conditions, including the effects of the COVID-19 pandemic.
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
Moreover, we continue to expand our headcount and operations. We grew from 983 employees as of December 31, 2018 to 1,210 employees as of December 31, 2019, to 1,549 employees as of December 31, 2020, and to 2,138 employees as of December 31, 2021. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. For example, we have continued to expand our international operations, including the formation of new legal entities, which will increase the complexity of our operations, administration and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expected addition of new employees, particularly outside the United States, and the capital investments that we anticipate will be necessary to help us grow and to manage that growth will make it more difficult for us to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully.
Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully maintain, grow and manage these relationships could harm our business.
We leverage strategic relationships with third parties, such as CRM providers, WFO providers, other technology providers, systems integrators, and telephony providers. For example, our relationship with CRM providers and systems integrators provide significant lead generation for new client opportunities. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. Our competitors may also have deeper or broader relationships with third parties, including a broader suite of products that are outside our core markets, that could give these competitors an advantage in establishing and maintaining relationships with these third parties. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
To increase our revenue, we must add new clients, add additional agent seats and sell additional seats, functionality and services to existing clients, and successfully get existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or sell additional services to existing clients based on pricing, cost of ownership, technology and functionality could be harmed. As a result, our existing clients may not renew our agreements or may decrease their number of agent seats, and we may be unable to attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth.
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
If our existing clients’ subscriptions and related usage decrease or are terminated, we will need to spend more money to acquire new clients and still may not be able to maintain, or increase, our existing level of revenues. We incur significant costs and expenses, including sales and marketing expenses, to acquire new clients, and those costs and expenses are an important factor in determining our profitability. There can be no assurance that our efforts to acquire new clients will be successful.
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
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. Our professional services offerings have lower or negative margins. Accordingly, any increase in sales of professional services could harm our gross margins and operating results. We will need to continue to considerably expand our professional services and technical support in order to implement and support new and larger global client installations. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or suffer reduced (including negative) margins on our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
Risks Related to the Sale of our Solution
Failure to adequately retain and expand our direct sales force will impede our growth.
Key to our success is the continuity and growth of our direct sales force. We need to continue to retain key members of our direct sales force while expanding and optimizing our sales infrastructure and headcount in order to grow our client base and business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention, all of which are exacerbated as a result of remote working in connection with the COVID-19 pandemic. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if we fail to retain key members of our direct sales force or if our efforts, and the expense incurred, to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel, including those joining our company as a result of an acquisition, are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
We have established, and are continuing to increase, our network of master agents and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.
We have established, and are continuing to increase, our network of master sales agents, which provide sales leads, and resellers, which sell our solution to new clients. This network has helped us attract additional clients. Our resellers have assisted us in expanding in both domestic and international markets. These master agents and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential master agents or resellers to favor their services over ours, either through financial incentives, technological innovation, solution features or performance, by offering a broader array of services to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current master agents and resellers, fail to develop relationships with new master agents and resellers in new and existing markets, if we fail to manage, train, or provide appropriate incentives to our existing master agents and resellers, or if our master agents and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed. Additionally, in order to effectively utilize our resellers, we must enhance our systems, develop specialized marketing materials and invest in educating resellers regarding our systems, product offerings and services. Our failure to accomplish these objectives could limit our success in marketing and selling our solution.
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
As we continue to target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in closing sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these clients will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people in order to generate a sale. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual clients and prospective clients, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to six months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our clients that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of agent seats and the number of applications utilized by these larger organizations over time and requires the expenditure of additional sales and marketing expenses in these efforts. There is no guarantee that these clients will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these clients will decrease and our business may suffer.
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
The markets in which we participate involve a high number of competitors that is continuing to increase, and if we do not compete effectively, our operating results could be harmed.
The market for contact center solutions is highly competitive. Generally, we do not have long-term contracts with our clients and our clients can terminate our service and switch to competitors’ offerings on short notice.
We currently compete with large legacy technology vendors that offer on-premise contact center systems, such as Avaya and Cisco. These legacy technology and software companies are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as Genesys and NICE. We also face competition from many smaller contact center service providers such as Content Guru and Talkdesk, as well as vendors offering unified communications and contact center solutions such as Zoom. In addition, Amazon, Twilio and, most recently, Microsoft, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
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
Our ability to increase our client base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social media, trade shows, industry events, co-marketing with strategic partners, telemarketing and out of home campaigns. In addition, we have shifted certain events, such as our user group meetings, from in-person to virtual and various trade shows from in-person to fully virtual or hybrid attendance in response to the COVID-19 pandemic. The effectiveness of our internet advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
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
Our success depends in large part upon the capacity, stability, security and performance of our technical operations infrastructure, which currently relies upon a mix of external data centers and, increasingly, public cloud providers. From time-to-time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, telecom network outages, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems, and remediate them within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase the number of users of our service and the product applications that run on our system, could harm our relationships with our clients, result in claims for credits or damages, damage our reputation, significantly reduce client demand for our solution, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, cause customer attrition, and harm our business.
We have experienced significant growth in the number of agent seats and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients’ use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate and reliable availability and stability and performance, the availability of which may be limited or the cost of which may be prohibitive, and any failure may cause interruptions in service that may harm our business. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict our infrastructure requirements or efficiently improve our infrastructure, our business could be harmed.
We host our solution at geographically redundant data centers in the United States, the United Kingdom, Europe and Australia and from public cloud locations in Canada, the United Kingdom and Europe. Any failure or downtime in one of our data center facilities could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so. While our data centers have redundant power, cooling and infrastructure, they are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our clients as well as equipment damage. Our data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of our data center facilities could result in significant downtime for our solution and the loss of client data. Because our ability to attract and retain clients depends on our providing clients with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is a risk that service interruptions may occur as a result of server addition, relocation or other issues.
We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia. We are also establishing new public cloud deployments of our platform in certain additional international markets. We develop, test and deploy our technology to offer a full stack of services on the public cloud in certain international markets. Our public cloud-based platform offering is critical to developing and providing our solution to our clients, scaling our business for future growth, accurately maintaining data and otherwise operating our business. We have little or no control over public cloud providers. Any disruption of the public cloud, deficiencies in the design, implementation, maintenance, or migration from one public cloud provider to another, or any failure of our public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, security, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy and security systems and fault tolerances, and a reduced ability to control data security and privacy.
Development of our AI solutions to make agents more efficient and improve customer experience may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to continue to increase and provide our customers with AI-powered applications, including conversational virtual agents, agent assistance and business insights. In the fourth quarter of 2020, we enhanced our AI-powered applications with the acquisition of Inference Solutions Inc., or Inference, and now offer an integrated IVA platform with AI-enabled omni-channel service solutions. While we aim for our AI-powered applications to make agents more efficient and improve customer experience, our AI models may not achieve sufficient levels of accuracy. In addition, we may not be able to acquire sufficient training data or our training data may contain biased or otherwise inaccurate information. Furthermore, the costs of AI technologies, such as speech recognition and natural language processing, may currently be too high for broad market adoption. Our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. Should any of these items or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
If our solution fails, or is perceived to fail, to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations and contractual obligations. Moreover, our clients could incorrectly implement or inadvertently misuse our solution, which could result in client dissatisfaction and harm the perceived utility of our solution and our brand. Because our clients use our solution for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could cancel our solution, seek payment credits, seek damages against us, or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. In addition, since telecommunications billing and associated telecom taxes and the related calculations and billing of telecom taxes are inherently complex and require highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our clients or related taxes and administrative fees. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, reputational harm, failure to achieve market acceptance and the diversion of development resources.
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
The contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new features and components of our solution in order to maintain and grow our business.
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced contact center solutions, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients, with complex, dynamic and global operations. Cloud-based technology advancements in areas such as AI are designed to enable improved customer experience, significant operational efficiencies and business insights. For example, real-time, accurate and increasingly economical automatic speech recognition and natural language processing increasingly allow mundane contact center tasks to be handled more economically and efficiently by virtual agents and make live agents more efficient. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new solutions, applications and features. To the extent that these enhancements are made as a result of acquisitions, our success also depends on our ability to integrate the acquired technology with our existing solution. Any failure may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing, acquiring or integrating these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of changes and updates to our solution and increase our research and development expenses. Any failure of our solution to operate effectively, including with future network platforms and technologies, could reduce the demand for our solution, result in client dissatisfaction and harm our business.
Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings, features and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses. Our research and development expenses totaled $106.9 million, $68.7 million and $45.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, other cash needs of our business, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
If we are unable to maintain the compatibility of our software with other solutions and technologies, our business could be harmed.
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
We are not insured against all claims, events or accidents that might occur. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we or our data center providers fail to reopen facilities damaged by such accidents or events, our operations and financial condition could be harmed. We may also incur significant expense in enforcing our rights against our insurance providers, whether or not successful. In addition to being denied coverage under existing insurance policies, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates.
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
If any of these service providers fail to provide reliable services, suffer outages, degrade, disrupt, increase the cost of or terminate the services that we and our clients depend on, we may be required to switch to another service provider. Delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially increase our costs, as well as harm our client relationships, business, financial condition and operating results. Further, any failure on the part of third party service providers to achieve or maintain expected performance levels, stability and security could harm our relationships with our clients, cause us to lose clients, result in claims for credits or damages, increase our costs or the costs incurred by our customers, damage our reputation, significantly reduce client demand for our solution and seriously harm our financial condition and operating results.
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
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Russia, where portions of engineering and operations are currently performed, but where production access is being reduced in 2022, and Australia, after our acquisition of Inference, where additional portions of engineering and operations are now performed. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. In addition, in order to effectively market and sell our solution in international markets, we will be required to localize our solution, including the language in which our solution is offered, which will increase our costs, could result in delays in offering our solution in these markets and may decrease the effectiveness of our sales efforts. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
In addition, our operations in Russia are subject to additional regulatory and political risk and additional compliance costs in connection with sanctions and other trade controls imposed by the United States and other governments in response to Russia’s military operations in Ukraine. These government measures include export controls restricting certain exports, re-exports, transfers or releases of commodities, software, and technology to Russia, and sanctions targeting certain Russian individuals and entities, including certain large Russian banks. Relevant governments continue to express an interest in pursuing a diplomatic solution to these issues and in holding negotiations regarding a cessation of military operations in Ukraine, but we cannot be certain that these negotiations will occur, continue, or succeed in forestalling additional hostilities or additional trade controls. Although we have taken steps designed to ensure that the company complies with applicable regulations and that these events will not affect the services that we offer customers, these steps involve additional compliance costs and operational costs. If the relationship between Russia and the United States significantly worsens, or if Russia, the United States, or other countries impose additional economic sanctions, supply chain restrictions, or other restrictions on doing business, and we are restricted or precluded from continuing our software development operations in Russia, our costs could increase, and our product development efforts, business and results of operations could be harmed.
In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unaware or unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international laws and regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, or prohibitions on selling our solution, any of which could harm our business.
Sales to clients outside the United States or with international operations and our international sales efforts and operations support expose us to risks inherent in international sales and operations.
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States, with approximately 91% of our revenue for the year ended December 31, 2021 derived from clients with billing addresses in the United States.
We have increased and are continuing to increase our sales, marketing and support personnel in both the U.K. and the European Union. We have enlarged our data centers in the U.K. and Amsterdam and are increasing our use of public cloud solutions in the European Union as well. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue and increase our other international operations, we will face increased risks in doing business internationally that could harm our business, including:
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
The U.K. formally left the European Union on January 31, 2020, or Brexit, and a transition period followed which ended on December 31, 2020. Brexit has resulted in significant economic and political uncertainty in both Europe and the U.K. The U.K. entered into a trade and cooperation agreement, or the U.K.-E.U. Trade Agreement, with the European Union which came into effect on January 1, 2021. Even though the U.K.-E.U. Trade Agreement has come into effect, there may be increased costs on regulatory compliance between the U.K. and other countries, including those in the European Union, as the U.K.-E.U. Trade Agreement only provides for limited market access with respect to services. The lack of a comprehensive trade deal that governs services, along with future unanticipated trade disputes between the U.K. and the European Union, including the equivalency of regulations and standards, may also disrupt the provision of services between the U.K. and member states of the European Union. In addition, the U.K. will also need to negotiate new trade and tax treaties with other countries, and such negotiations may not complete for a number of years. The U.K.-E.U. Trade Agreement creates legal uncertainty and the possibility of divergent national laws and regulations in the U.K., Europe and globally. These factors could contribute to instability in global financial and foreign exchange markets, including weakening in the value of the British pound relative to the U.S. dollar, making our solution more expensive to U.K. and international clients. Brexit could also cause disruptions to, and create uncertainty surrounding, the global economy, which could harm our ability to sell our solution and may harm our results of operation, financial condition and cash flows. Brexit could also affect our relationships with our existing and future clients, owners of our data center facilities in the U.K. and the Netherlands and our data center partners’ ability to retain and hire qualified employees, which could harm our business, results of operations, financial condition and cash flows. Changing immigration laws due to Brexit could result in our or the owners of our data center facilities in the U.K. and the Netherlands finding it difficult to retain and hire qualified employees, which could harm our business, results of operations, financial condition and cash flows.

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
•delay the introduction of enhancements to our solution and market acceptance of any new features and components;
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
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective clients. In addition to the United States, Canada, Europe, Latin America and Australia, we plan in the future to market and sell our solution in Asia and other international markets. If economic conditions, including currency exchange rates, in these areas and other key potential markets for our solution remain uncertain or deteriorate, including as a result of the effects of the COVID-19 pandemic, clients may delay or reduce their contact center and overall information technology spending. If our clients or potential clients experience economic hardship, this could reduce the demand for our solution, delay and lengthen sales cycles, lower prices for our solution, and lead to slower growth or even a decline in our revenues, operating results and cash flows.
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
We are required to comply with laws and regulations that require us to maintain the security of personal data and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches. While we have implemented security measures to protect client information and minimize the risk of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone unlawfully or without authorization obtains access to our clients’ information, including personal data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Such disclosures could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures fail to protect against unauthorized access, attacks, compromise or the mishandling of data by our employees, then our reputation, business, results of operations and financial condition could be adversely affected. Moreover, any failure on the part of third parties, including our clients, to maintain appropriate security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, governmental investigations and enforcement actions, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could materially harm our business, reputation or financial results.
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
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs (including stock-based compensation expense) to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this risk may be exacerbated by factors related to, among other things, the termination of our proposed merger with Zoom, the much publicized “Great Resignation,” and increased recruiting efforts by other companies. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs.
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
We may acquire other companies, or technologies or be the target of strategic transactions, or be impacted by transactions by other companies, which could divert our management’s attention, result in additional dilution to our stockholders or use a significant amount of our cash resources, and otherwise disrupt our operations and harm our operating results.
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
•unanticipated costs or liabilities associated with the acquisition, including legal claims to enforce our rights under the acquisition agreements or arising from the activities of the companies or businesses we acquire;
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
Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of additional debt to fund such acquisitions, which could harm our operating results. To the extent that we determine to issue stock in any acquisitions, volatility in our stock price could make it more difficult or dilutive to make these acquisitions. If an acquired business fails to meet our expectations, our operating results, business and financial condition could suffer.
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
We have a substantial amount of debt. As of December 31, 2021, we had approximately $781.7 million in principal outstanding under our convertible senior notes issued in May 2018 and in May and June 2020. See Note 6 to the consolidated financial statements.
Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities and could be secured by all of our assets. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly harmed.
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
For example, in August 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplified the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. We elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective transition method. Applying the transition guidance, we were required to apply the guidance to all impacted financial instruments that were outstanding as of January 1, 2021 with the cumulative effect recognized as an adjustment to the opening balance of accumulated deficit. See Notes 1 and 6 to consolidated financial statements for more information.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2021, our intellectual property portfolio included three registered U.S. trademarks, 14 issued U.S. patents, two pending U.S. patent applications, two pending international PCT patent applications and one registered U.S. copyright. As of December 31, 2021, we also had five issued patents and 10 trademark registrations outside the U.S. The expiration dates of our issued patents range from 2030 to 2041. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. As we expand into additional countries, these risks will be further enhanced. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights will be costly, time consuming and distracting to our management and could result in the impairment or loss of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which could weaken our intellectual property protection. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our technology, solutions, brand and business.
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
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors, lessors, business partners and other parties for third party claims with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, certain claims related to third-party privacy or cyber security breaches or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we typically contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a client with respect to such obligations could be expensive, even if we ultimately prevail, and could harm our relationship with that client and other current and prospective clients, reduce demand for our solution and harm our business, results of operations and financial condition.
We employ third-party licensed software for use in or with our solution, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could harm our business.
Our solution incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on current and new software from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not be the case, or may not be the case for new software that we license, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties and to integrate such software to our solution.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations related to employment and labor laws, workplace safety, environmental protection, privacy or data security, consumer protection, telecommunications services, anti-bribery, import/export controls, federal securities and taxes. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States and in other circumstances these requirements may be more stringent in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, notification obligations, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any civil or criminal litigation, our business, operating results, financial condition and reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results, financial condition and reputation.
Alleged or actual failure to comply with the constantly evolving legal and contractual environment surrounding calling consumers and wireless phone numbers by other companies or our competitors or governmental or private enforcement actions related thereto, could harm our business, financial condition, results of operations and cash flows.
The legal and contractual environment surrounding calling consumers and wireless phone numbers is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or the FTC, and the FCC, and various states have laws including, at the federal level, the TCPA that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. The legal interpretation of certain of the requirements of these laws continue to be in dispute before the courts and federal agencies, and it is possible that legal decisions and agency actions may further alter the legal requirements involved. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
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
We have accrued a contingent liability of $1.0 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 to the consolidated financial statements.
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

Our ability to maintain compliance with complex rules and technological requirements intended to prevent robocalls and caller ID spoofing poses a significant business risk due to possible blocking of client voice traffic.
The FCC has adopted rules based on federal statute that require all providers of voice communications services, with limited exceptions, to implement the STIR/SHAKEN caller identification authentication framework designed to reduce fraudulent robocalls and illegal phone number identification, or ID, spoofing. STIR stands for Secure Telephony Identity Revisited. SHAKEN stands for Secure Handling of Asserted information using toKENs. We have completed our implementation of STIR/SHAKEN technology, but the implementation process was complex and involved compliance with a number of related regulatory regimes.
STIR/SHAKEN is a series of protocols and a governance framework in which the originating voice service provider attests to the calling party’s identity and is intended to ensure the caller’s ID has not been spoofed in order to reduce the number of illegal robocalls. The STIR/SHAKEN regulatory framework creates a significant business risk for companies such as ours that include clients that originate large volumes of telephone calls to consumers because, if an intermediate or terminating carrier is unable to verify the authenticity of an incoming call from one of our clients, they may block the call, preventing it from reaching the intended party, which would damage our relationship with our clients, and make our solution less attractive to our clients and potential clients.
In addition, the FCC is requiring voice service providers to implement other robocall prevention measures, including registering with the FCC’s Robocall Mitigation Database and maintaining a robocall mitigation plan that includes conducting due diligence on customers to ensure they do not engage, or appear to engage, in robocalling or caller ID spoofing. Third party complaints and unusual calling patterns on end user bills must be investigated and the services of non-compliant clients terminated. Voice service providers must also participate in an Industry Traceback Group program to further demonstrate their commitment to preventing robocalls and caller ID spoofing. We have implemented these remedial measures to ensure that other carriers do not misidentify or block voice traffic originated by our clients. Although we believe we have achieved full compliance, the regulatory measures to prevent robocalling and caller ID spoofing are relatively new and complex and therefore pose a risk to all voice service providers with respect to the possible misidentification and blocking of voice calls originated by their clients. These new compliance measures have and will increase our regulatory compliance and other costs, could make our solution less attractive to our clients, and any non-compliance could subject us to fines, damages and penalties, or injunctions precluding the use of our solutions or certain features thereof.

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
In June 2015, in connection with our late registration with the USAC and past failure to make USF contributions prior to 2013, we entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, we agreed to pay a civil penalty of $2.0 million to the U.S. Treasury, which was paid in installments ending on December 31, 2018. We also agreed to make USF contributions of $3.9 million based on our revenues for the period from 2008 to 2012. We are still in dispute with the FCC regarding whether we are liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2021, we had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007. See Note 10 to the consolidated financial statements.
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
As of December 31, 2021, we had federal, state and foreign net operating loss carryforwards due to prior period losses of $495.3 million, $306.8 million and $18.8 million, respectively, available to reduce future income subject to income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2028, respectively, while the foreign net operating loss carryforwards do not expire. As of December 31, 2021, we also had gross research credit carryforwards for federal and California state tax purposes of $8.4 million and $5.8 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2022. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years pursuant to the Internal Revenue Code of 1986 Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. If the requirement is not modified, it will reduce our net operating losses beginning in 2022. Given our carryover attributes, this is not expected to have a material impact on our consolidated financial statements.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or IRC Section 382, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An IRC Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change prior to 2014 and the disclosed amounts of our net operating losses and research credit carryforwards have been reduced for the resulting effect of the IRC Section 382 limitations. Subsequent or future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change” again, which would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income. This could potentially cause those tax attributes to expire unused or to be reduced, which would increase and accelerate our liability for income taxes. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our net operating loss carryforwards and harm our profitability.
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
In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. For instance, we may be subject to FTC enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices in violation of the FTC Act. There are also new state privacy laws, including the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, the Colorado Privacy Act, or CPA, and the Virginia Consumer Data Protection Act, or VCDPA, that set forth comprehensive privacy obligations regarding the Processing of personal data. It is possible that other states may pass their own versions of data privacy laws.
Moreover, data protection laws and regulations outside the United States, including Brazil, Canada, China, Japan, Russia, the United Kingdom and particularly in the EU, often are more restrictive than those in the United States. Such laws and regulations may have more stringent compliance obligations in regards to data protection. While some aspects of these laws are similar to the new U.S. state privacy laws in terms of providing for data subject privacy rights of access, deletion, correction, and portability, the EU laws often require affirmative consent for some types of data processing, and broader requirements for informing data protection authorities and individuals of security breaches that affect their personal data. We also may be bound by additional, more stringent contractual obligations relating to our collection, use, disclosure and data transfers of personal, financial, and other data outside the EU. It is possible that a governmental authority may implement a new law or interpret an existing law in a manner that limits our customers’ ability to use our solution or that requires us to make costly or detrimental changes in our solution and services, whether on a one-time basis or as an ongoing increase in our operating costs and expenses. Further, some laws might require us to disclose proprietary or confidential aspects of our solution in a manner that compromises the effectiveness of our solution or that enables our competitors or bad actors to gain insight into the operation of our technology, enabling them to copy or circumvent our solution and thereby reducing the value of our technology.
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
Among the compliance obligations the GDPR raises for us and our customers are requirements regarding the transfer of personal data from the EU to other jurisdictions, including the United States. We continue to rely on Standard Contractual Clauses, or SCCs, and have updated our use of use of SCCs to the EU’s latest versions, as well as separate U.K. versions of the SCCs. Even still, there continue to be EU legal decisions and certain regulatory guidance that cast doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position. As a result, it may be necessary to establish additional systems and business operations in the EU to avoid the transfer of personal data out of the EU. Should a change in the conduct of our business be required, it may involve substantial expense and the diversion of resources from other aspects of our business, all of which may harm our business and results of operations.
Jurisdictions outside of the EU are also considering and/or enacting comprehensive data protection legislation. For example, on July 8, 2019, Brazil enacted the General Data Protection Law, or the LGPD, and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information, or the APPI. Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties. We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. Similarly, on November 1, 2021, China’s Personal Information Protection law came into effect, which places restrictions on the transfer of personal information to third parties within China or overseas. These regulations may deter customers from using services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant financial burden.
The GDPR and other laws or regulations associated with the enhanced protection of certain types of personal data, could greatly increase our cost of providing our solutions and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate. Failure to comply with data protection regulations may result in data protection authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the EU and certain other markets, which could, were it to occur, harm our business and operating results.
Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data protection practices. If so, we and our customers are at risk of enforcement actions taken by EU data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. In addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
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
The CCPA established a new privacy framework for covered businesses by creating an expanded definition of personal information and creating new data privacy rights for consumers in the State of California. As required by the statute, covered entities doing business in California have disclosure obligations to consumers for whom they collect or process personal data. Businesses must also provide consumers with the right to dictate how their personal information is used and shared. Complying with these obligations involves continued expenditures that could increase as more consumers exercise their rights under the statute.
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
The CCPA has been amended on multiple occasions, and is the subject of the regulations of the California Attorney General, which could be subject to additional modifications. The CCPA was most recently modified by the final regulations, which took effect in August 2020. In addition, voters in California approved the ballot initiative known as the California Privacy Rights Act of 2020, or CPRA. The CPRA creates certain obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly amends the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. Further, the CPRA establishes the California Privacy Protection Agency which has the power to implement and enforce the CCPA and CPRA through administrative actions, including administrative fines. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Certain other state laws, including Colorado and Virginia’s data privacy laws, impose similar privacy obligations and will take effect beginning in 2023. We anticipate that more states may enact legislation similar to the CCPA, by providing consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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
In May 2018, we issued $258.8 million in aggregate principal amount of the 2023 convertible senior notes in a private offering. In May 2020, we repurchased or exchanged $181.0 million in aggregate principal amount of the 2023 convertible senior notes through individually negotiated private transactions in the 2023 Note Repurchase Transactions. As of December 31, 2021, after giving effect to the 2023 Note Repurchase Transactions and other settlements, we had approximately $34.2 million in aggregate principal amount of the 2023 convertible senior notes outstanding. The 2023 convertible senior notes mature on May 1, 2023 and the interest rate of the 2023 convertible senior notes is fixed at 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year.
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, all of which were outstanding as of December 31, 2021. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.
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
If and to the extent the conditional conversion features of either or both series of convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended December 31, 2021, one of the conversion features of the 2023 convertible senior notes was triggered, entitling the holders thereof to convert such convertible senior notes from January 1, 2022 to March 31, 2022. Whether the 2023 convertible senior notes will be convertible after March 31, 2022 will depend on the continued satisfaction of this condition or other conversion conditions.
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
The conversion of some or all of either series of convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the convertible senior notes elect to convert their notes during one of the specified conversion periods referred to above, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the convertible senior notes, such as the 2023 Note Repurchase Transactions, which involved the issuance of 2,723,581 shares of our common stock to certain holders of the 2023 convertible senior notes. We received elections to convert a limited number of 2023 convertible senior notes from the fourth quarter of 2019 through December 31, 2021. We have elected to satisfy our obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such convertible senior note holders. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. On September 30, 2021, at a special meeting of our stockholders, stockholders voted against a proposal to approve our proposed merger, or the Merger, with Zoom Video Communications, Inc., or Zoom. Immediately following the special meeting, on September 30, 2021, we and Zoom mutually agreed to terminate the Merger, effective immediately. During the pendency of the Merger, the trading price of our Common Stock was volatile, has continued to be volatile since the termination of the Merger, and may fluctuate significantly in the future in response to numerous factors, many of which are outside our control. During the twelve months ended December 31, 2021, the sale price per share of our common stock ranged from a low of $122.33 to a high of $211.68. Factors that may contribute to continuing volatility in the price of our common stock include:
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
•loss of key personnel;
•new entrants into and consolidations of the contact center market, including the transition by providers of legacy on-premise contact center systems to cloud solutions;
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
•provide that stockholders may remove directors only for cause;
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We currently lease approximately 174,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2021 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	104,000	January 2031
The Philippines	Technical support, training and other professional services	26,600	July 2023
Russia	Portions of engineering and operations	23,400	September 2024
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; Slough, England; and Amsterdam, the Netherlands, which require monthly payments for a fixed period of time in exchange for certain guarantees of space, and network and telecommunication availability. These agreements expire at various dates through 2025.
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
Number of Common Stock Holders
On February 22, 2022, there were 15 stockholders of record of our common stock who held an aggregate of 69,149,622 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on December 31, 2016 and ends on December 31, 2021. The graph assumes $100 was invested at the close of market on December 31, 2016 in the common stock of Five9, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of 5 years Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2021

1,500
1,250
1,000
750
500
250
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
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
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
Overview
We are a pioneer and leading provider of intelligent cloud software for contact centers, facilitating more than nine billion call minutes between our more than 2,500 clients and their customers per year. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2021, 2020 and 2019, subscription and related usage fees accounted for 92% of our revenue for each of these years, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Termination of Proposed Merger with Zoom
On July 16, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among our company, Zoom, and Summer Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Zoom, or Merger Sub. The Merger Agreement provided for the merger of Merger Sub with and into our company, or the Merger, with our company surviving the Merger and continuing as a wholly owned subsidiary of Zoom. On September 30, 2021 at a special meeting of our stockholders, a vote to approve the Merger was unsuccessful. As a result, immediately following the special meeting, on September 30, 2021, we and Zoom mutually agreed to terminate the Merger Agreement, effective immediately. Except as otherwise set forth in the Merger Agreement, none of our company, Zoom or Merger Sub shall have any further liability thereunder. We incurred approximately $7.6 million in transaction costs related to the Merger that was recorded in general and administrative expense in our consolidated statements of operations.
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
In accordance with the various social distancing and other office closure orders and recommendations of applicable government agencies, all of our employees transitioned to work-from-home operations and we canceled all business travel by our employees except where necessary and properly authorized, which changed how we operated our business. Our clients and business partners have been, and continue to be subject to various and changing social distancing and office closure orders and recommendations and travel restrictions and prohibitions, which have changed the way we interact with our clients and business partners. Recently, we have re-opened our U.S. offices for employees to voluntarily return, subject to capacity restrictions and applicable government regulations. Appropriate measures are being taken to protect the health of employees who return to the office. We have also reinstated business travel on a voluntary basis and subject to prior approval.
COVID-19 had a moderately positive impact on our 2020 and 2021 financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its impact on the U.S. and global economy remains uncertain, but we believe that there may be a continuing net benefit to us longer term.
See Part I, Item 1A. Risk Factors, for further discussion of the impact of the COVID-19 pandemic on our business and operations.
Key GAAP Operating Results
Our revenue increased to $609.6 million for the year ended December 31, 2021, from $434.9 million and $328.0 million for the years ended December 31, 2020 and 2019, respectively. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the years ended December 31, 2021, 2020 and 2019, no single client accounted for more than 10% of our total revenue. As of December 31, 2021, we had over 2,500 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 11,000 agent seats. We had a net loss of $53.0 million, $42.1 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Annual Dollar-Based Retention Rate
We believe that our Annual Dollar-Based Retention Rate provides insight into our ability to retain and grow revenue from our clients, and is a measure of the long-term value of our client relationships. Starting with the fourth quarter of 2020, we revised our Annual Dollar-Based Retention Rate calculation to be based on Net Revenue, rather than Net Invoicing. Our Annual Dollar-Based Retention Rate is calculated by dividing our Retained Net Revenue by our Retention Base Net Revenue on a monthly basis, which we then average using the rates for the trailing twelve months for the period presented. We define Retention Base Net Revenue as recurring net revenue from all clients in the comparable prior year period, and we define Retained Net Revenue as recurring net revenue from that same group of clients in the current period. We define recurring net revenue as net subscription and related usage revenue.
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended December 31,
	2021	2020
Annual Dollar-Based Retention Rate	122%	117%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) other expense and interest income, (5) acquisition-related transaction costs and one-time integration costs, (6) COVID-19 relief bonuses for employees, (7) loss on early extinguishment of debt, (8) contingent consideration expense, (9) (benefit from) provision for income taxes, and (10) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(53,000)	$(42,130)
Non-GAAP adjustments:
Depreciation and amortization (1)	38,732	25,087
Stock-based compensation (2)	108,805	64,747
Interest expense	8,027	28,348
Other expense and interest (income)	8	(3,034)
Acquisition related transaction costs and one-time integration costs	13,576	6,335
COVID-19 relief bonuses for employees	—	1,817
Loss on early extinguishment of debt	—	6,964
Contingent consideration expense	5,640	—
Benefit from income taxes	(11,285)	(2,453)
Adjusted EBITDA	$110,503	$85,681

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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, USF costs which have been increasing, contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs and amortization of acquired technology. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of services, which investments will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale. In the near-term, however, we expect cost of revenue to increase both in absolute dollars and as a percentage of revenue, primarily due to increased investments in public cloud, cloud operations and professional services to support our growth initiatives.
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
General and Administrative.    General and administrative expenses consist primarily of salary and related expenses, including stock-based compensation, for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars and as a percentage of revenue in the near term, but to increase in absolute dollars and decline as a percentage of revenue in the longer term.
Results of Operations for the Years Ended December 31, 2021 and 2020
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	44%	41%
Gross profit	56%	59%
Operating expenses:
Research and development	18%	16%
Sales and marketing	32%	30%
General and administrative	16%	15%
Total operating expenses	66%	61%
(Loss) income from operations	(10)%	(2)%
Other (expense) income, net:
Interest expense	(1)%	(7)%
Loss on early extinguishment of debt	—%	(2)%
Other (expense) and interest income	—%	1%
Total other (expense) income, net	(1)%	(8)%
Loss before income taxes	(11)%	(10)%
Benefit from income taxes	(2)%	—%
Net loss	(9)%	(10)%
Year-to-year comparisons between 2020 and 2019 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2020, which specific discussion is incorporated herein by reference.

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Revenue	$609,591	$434,908	$174,683	40%
The increase in revenue for 2021 compared to 2020 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.

Cost of Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$271,099	$180,284	$90,815	50%
% of Revenue	44%	41%
The increase in cost of revenue for 2021 compared to 2020 was primarily due to a $29.2 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount, higher salaries and a higher fair value of employee equity awards due primarily to our increased stock price, a $22.4 million increase in depreciation, data center and public cloud costs driven to support our growing capacity needs, an $18.5 million increase in third-party hosted software costs driven by increased client activities, a $5.7 million increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and an increase in the USF contribution rate, a $5.6 million increase in amortization expense due to the acquisitions of Virtual Observer in April 2020 and Inference in November 2020, and a $3.2 million increase in office, facilities and related costs.

Gross Profit

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$338,492	$254,624	$83,868	33%
% of Revenue	56%	59%
The increase in gross profit for 2021 compared to 2020 was primarily due to increases in subscription and related revenues. The decrease in gross margin for 2021 compared to 2020 was primarily due to the increase in personnel costs, driven by increased headcount, higher salaries and a higher fair value of employee equity awards primarily due to our increased stock price, the increase in depreciation, data center and public cloud costs to support our growing capacity needs, the increase in third-party hosted software costs driven by increased client activities, the increase in USF contributions and other federal telecommunication service fees due primarily to increased client usage and an increase in the USF contribution rate, the increase in amortization expense from the acquisition of certain intangible assets from Virtual Observer and Inference, and the increase in office, facilities and related costs. Due to increased investments in public cloud, cloud operations and professional services, we expect gross margin to decline slightly in the near term and increase in the long term.

Operating Expenses
Research and Development

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development	$106,897	$68,747	$38,150	55%
% of Revenue	18%	16%
The increase in research and development expenses for 2021 compared to 2020 was primarily due to a $33.6 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount, higher salaries, higher fair value of employee equity awards due primarily to our increased stock price, and by incremental stock-based compensation costs due to the modification of certain stock-based awards of a former executive, and a $1.9 million increase in office, facilities and related costs.

Sales and Marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$193,929	$132,413	$61,516	46%
% of Revenue	32%	30%
The increase in sales and marketing expenses for 2021 compared to 2020 was primarily due to a $38.9 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount, higher salaries and higher fair value of equity awards due primarily to our increased stock price, a $9.0 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, and a $3.9 million increase in office, facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.
General and Administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$93,916	$65,769	$28,147	43%
% of Revenue	16%	15%
The increase in general and administrative expenses for 2021 compared to 2020 was primarily due to a $14.6 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount, higher salaries and a higher fair value of equity awards due primarily to our increased stock price, a $6.9 million increase in legal and other professional service costs mainly related to the proposed Merger that was terminated on September 30, 2021, and a $5.6 million increase in contingent consideration expense for the Inference acquisition.
Other (Expense) Income, Net

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(8,027)	$(28,348)	$20,321	72%
Loss on early extinguishment of debt	—	(6,964)	6,964	(100)%
Other (expense) and interest income	(8)	3,034	(3,042)	100%
Total other (expense) income, net	$(8,035)	$(32,278)	$24,243	75%
% of Revenue	(1)%	(8)%
The decrease in interest expense for 2021 compared to 2020 was primarily due to our adoption of ASU 2020-06, which resulted in the elimination of the debt discounts that were amortized to interest expense over the contractual term of the convertible senior notes prior to January 1, 2021, and due to the 2023 Note Repurchase Transactions and other 2023 convertible senior note settlements in 2020, which resulted in the decrease in contractual interest expense due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. The decrease in interest expense was offset in part by the increase in contractual interest expense due to the issuance of the 2025 convertible senior notes in May and June 2020. See Note 6 to the consolidated financial statements for further details.
The 2023 Note Repurchase Transactions and other 2023 convertible senior note settlements in 2020 resulted in $7.0 million loss on early extinguishment of debt. The settlements that occurred in 2021 were subject to ASU 2020-06, with such settlements accounted for as contractual conversions and did not result in any gain or loss upon their settlement.

The decrease in other (expense) and interest income for 2021 compared to 2020 was primarily due to a decrease in interest income on our marketable investments resulting from lower investible balances and lower interest rates.

Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of December 31, 2021, we had $459.7 million in working capital, which included $90.9 million in cash and cash equivalents, $379.0 million in short-term marketable investments and $147.4 million in long-term marketable investments. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, and the impact of the COVID-19 pandemic on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or engage in debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, market conditions, the trading price of our common stock, and other factors, including the length and severity of the impact of the COVID-19 pandemic on general economic conditions and potential future impacts on the financial markets. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$28,485	$67,302
Net cash used in investing activities	(150,478)	(382,330)
Net cash (used in) provided by financing activities	(7,501)	457,424
Net (decrease) increase in cash and cash equivalents	$(129,494)	$142,396
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
Net cash provided by operating activities was $28.5 million during the year ended December 31, 2021. Net cash provided by operating activities resulted from our net loss of $53.0 million adjusted for non-cash items of

$192.6 million, primarily consisting of $108.8 million of stock-based compensation, $38.7 million of depreciation and amortization, $26.1 million of amortization of commission costs, $5.6 million of contingent consideration expense and $4.0 million of amortization of issuance costs on our convertible senior notes, offset by use of cash for operating assets and liabilities of $111.1 million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $150.5 million in 2021 was comprised of $680.5 million related to purchases of marketable investments and $42.2 million in capital expenditures, offset in part by $572.2 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $7.5 million in 2021 related to $24.7 million of cash paid in connection with other 2023 convertible senior note settlements, $5.0 million in holdback payments related to acquisitions and $0.6 million of payments related to finance leases, partially offset by $15.4 million from the sale of common stock under our employee stock purchase plan and cash proceeds of $7.4 million from exercise of stock options.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. In addition, under the terms of the 2025 convertible senior notes, we were obligated to pay additional interest on the 2025 convertible senior notes at a rate equal to 0.500% per annum for the period from June 13, 2021 through July 8, 2021, after which such additional interest is no longer payable. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of December 31, 2021, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of December 31, 2021, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $34.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
For additional information regarding the convertible senior notes, see Note 6 to the consolidated financial statements included in this report.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to ten years. Some of the leases include an option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice. We had outstanding operating lease obligations of $64.0 million as of December 31, 2021, with $11.4 million payable within 12 months, $18.4 million payable within one to three years, $11.3 million payable within three to five years, and $22.9 million after five years. See Note 13 to the consolidated financial statements included in this report for further details.
Cloud Services
As of December 31, 2021, we had outstanding cloud service agreement commitments totaling $61.1 million, of which $21.8 million is expected to be paid in 2022 and the remaining $39.3 million in 2023.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of December 31, 2021, we had outstanding hosting and telecommunication usage services obligations of $18.6 million, with $8.5 million payable within 12 months, $9.8 million payable within one to three years, and $0.3 million payable within three to five years.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We currently do not have any critical accounting estimates that involve a significant level of estimation uncertainty that could have a material impact on our consolidated financial statements.
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
The estimation of variable consideration for each performance obligation requires us to make subjective judgments. In the early stages of our larger contracts, in order to allocate the overall transaction fee on a relative stand-alone selling price basis to our multiple performance obligations, we estimate variable consideration to be included in the transaction fee to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When services are included in the contract with the customer and are not sold at their stand-alone selling price, we are required to estimate the number of seats the customer will use, especially during the initial ramp period of the contract, during which we bill under an ‘actual usage’ model for subscription-related services. The estimated variable consideration has had an immaterial impact on the allocation of transaction fees to multiple performance obligations in the past.
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
Business Combinations, Goodwill, and Acquisition-Related Intangible Assets
Accounting for business combinations requires us to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition dates, with the excess recorded to goodwill. Critical estimates in valuing certain intangible assets and contingent consideration include, but are not limited to, future expected cash flows, expected asset lives, royalty rates, and discount rates. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities (short and long-term) totaling $617.2 million as of December 31, 2021. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of December 31, 2021, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $34.2 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair values of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars and, therefore, our revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar could make our solution more expensive outside the United States and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations.
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, except for Russia where compensation of our employees is primarily denominated in the U.S. dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $4.3 million on our operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria, established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for convertible senior notes as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
We identified the evaluation of the sufficiency of audit evidence over subscription services and related usage as a critical audit matter. Revenues from subscription services and related usage involve a high volume of automated transactions dependent on the Company’s IT systems. Therefore, our audit procedures required the involvement of IT professionals and auditor judgement was required to determine the nature and extent of audit evidence obtained and evaluate the results of the procedures.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Santa Clara, California
February 28, 2022

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$90,878	$220,372
Marketable investments	378,980	383,171
Accounts receivable, net	83,731	48,731
Prepaid expenses and other current assets	30,342	16,149
Deferred contract acquisition costs, net	33,295	20,695
Total current assets	617,226	689,118
Property and equipment, net	77,785	51,213
Operating lease right-of-use assets	48,703	9,010
Intangible assets, net	39,897	51,684
Goodwill	165,420	165,420
Marketable investments	147,377	42,127
Other assets	11,871	3,236
Deferred contract acquisition costs, net — less current portion	84,663	51,934
Total assets	$1,192,942	$1,063,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,510	$17,145
Accrued and other current liabilities	78,577	44,450
Operating lease liabilities	9,826	3,912
Accrued federal fees	2,282	3,745
Sales tax liabilities	2,660	1,714
Finance lease liabilities	—	612
Deferred revenue	43,720	31,983
Total current liabilities	157,575	103,561
Convertible senior notes	768,599	643,316
Sales tax liabilities — less current portion	877	857
Operating lease liabilities — less current portion	47,088	5,379
Other long-term liabilities	7,671	31,465
Total liabilities	981,810	784,578
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 68,488 shares and 66,496 shares issued and outstanding as of December 31, 2021 and 2020, respectively	68	67
Additional paid-in capital	439,787	476,941
Accumulated other comprehensive (loss) income	(287)	335
Accumulated deficit	(228,436)	(198,179)
Total stockholders’ equity	211,132	279,164
Total liabilities and stockholders’ equity	$1,192,942	$1,063,742
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$609,591	$434,908	$328,006
Cost of revenue	271,099	180,284	134,511
Gross profit	338,492	254,624	193,495
Operating expenses:
Research and development	106,897	68,747	45,190
Sales and marketing	193,929	132,413	95,592
General and administrative	93,916	65,769	49,446
Total operating expenses	394,742	266,929	190,228
(Loss) income from operations	(56,250)	(12,305)	3,267
Other (expense) income, net:
Interest expense	(8,027)	(28,348)	(13,794)
Loss on early extinguishment of debt	—	(6,964)	—
Other (expense) and interest income	(8)	3,034	6,079
Total other (expense) income, net	(8,035)	(32,278)	(7,715)
Loss before income taxes	(64,285)	(44,583)	(4,448)
(Benefit from) provision for income taxes	(11,285)	(2,453)	104
Net loss	$(53,000)	$(42,130)	$(4,552)
Net loss per share:
Basic and diluted	$(0.79)	$(0.66)	$(0.08)
Shares used in computing net loss per share:
Basic and diluted	67,512	64,154	60,371
Comprehensive Loss:
Net Loss	$(53,000)	$(42,130)	$(4,552)
Other comprehensive (loss) income	(622)	(241)	669
Comprehensive loss	$(53,622)	$(42,371)	$(3,883)
See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	59,210	$59	$294,279	$(93)	$(151,497)	$142,748
Issuance of common stock upon exercise of stock options	932	1	7,704	—	—	7,705
Issuance of common stock upon vesting of restricted stock units	1,204	1	(1)	—	—	—
Issuance of common stock under ESPP	198	—	7,823	—	—	7,823
Stock-based compensation	—	—	42,065	—	—	42,065
Other comprehensive income	—	—	—	669	—	669
Net loss	—	—	—	—	(4,552)	(4,552)
Balance as of December 31, 2019	61,544	61	351,870	576	(156,049)	196,458
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(336,592)	—	—	(336,592)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	3,015	3	309,686	—	—	309,689
Fair value of Inference assumed unvested stock options for services completed prior to the acquisition	—	—	192	—	—	192
Issuance of common stock upon exercise of stock options	558	1	11,655	—	—	11,656
Issuance of common stock upon vesting of restricted stock units	1,210	1	(1)	—	—	—
Issuance of common stock under ESPP	169	1	11,469	—	—	11,470
Stock-based compensation	—	—	64,747	—	—	64,747
Other comprehensive loss	—	—	—	(241)	—	(241)
Net loss	—	—	—	—	(42,130)	(42,130)
Balance as of December 31, 2020	66,496	67	476,941	335	(198,179)	279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	454	—	(353)	—	—	(353)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(69)	—	9	—	—	9
Issuance of common stock upon exercise of stock options	389	—	7,402	—	—	7,402
Issuance of common stock upon vesting of restricted stock units	1,097	1	(2)	—	—	(1)
Issuance of common stock under ESPP	121	—	15,397	—	—	15,397
Stock-based compensation	—	—	108,805	—	—	108,805
Other comprehensive loss	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	(53,000)	(53,000)
Balance as of December 31, 2021	68,488	$68	$439,787	$(287)	$(228,436)	$211,132

(1)Effective January 1, 2021, the Company adopted ASU 2020-06. Accordingly, the Company recorded a net reduction to opening accumulated deficit of $22.7 million and a net reduction to opening additional paid-in capital of $168.4 million as of January 1, 2021 due to the cumulative impact of adopting this new standard. See Note 1 for more information.

See accompanying notes to consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(53,000)	$(42,130)	$(4,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,732	25,087	14,374
Amortization of operating lease right-of-use assets	8,698	5,687	4,735
Amortization of deferred contract acquisition costs	26,050	16,495	11,320
Amortization of premium on marketable investments	6,385	3,090	(1,108)
Provision for doubtful accounts	808	754	90
Stock-based compensation	108,805	64,747	42,065
Amortization of discount and issuance costs on convertible senior notes	3,957	25,738	12,788
Gain on sale of convertible note held for investment	—	—	(217)
Loss on early extinguishment of debt	—	6,964	—
Deferred taxes	(6,907)	(178)	—
Change in fair value of contingent consideration	5,640	—	—
Tax benefit of valuation allowance associated with an acquisition	—	(2,910)	—
Other	396	(147)	448
Changes in operating assets and liabilities:
Accounts receivable	(35,986)	(9,958)	(12,935)
Prepaid expenses and other current assets	(14,193)	(5,313)	(2,671)
Deferred contract acquisition costs	(71,380)	(45,454)	(24,103)
Other assets	(1,729)	(1,911)	(348)
Accounts payable	4,305	6,181	2,549
Accrued and other current liabilities	20,562	9,374	(544)
Accrued federal fees and sales tax liability	(497)	1,302	1,010
Deferred revenue	10,462	7,971	8,695
Other liabilities	(22,623)	1,913	(375)
Net cash provided by operating activities	28,485	67,302	51,221
Cash flows from investing activities:
Purchases of marketable investments	(680,490)	(620,948)	(359,470)
Proceeds from sales of marketable investments	44,288	1,899	19,433
Proceeds from maturities of marketable investments	527,940	432,579	309,307
Purchases of property and equipment	(42,216)	(30,422)	(19,228)
Cash paid to acquire Inference and Virtual Observer	—	(165,338)	—
Cash paid to acquire substantially all of the assets of Whendu	—	(100)	(13,890)
Proceeds from sale of convertible note held for investment	—	—	217
Net cash used in investing activities	(150,478)	(382,330)	(63,631)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	728,812	—
Payments for capped call transactions	—	(90,448)	—
Repurchase of a portion of 2023 convertible senior notes, net of costs	(24,688)	(200,350)	—
Proceeds from exercise of common stock options	7,402	11,656	7,705
Proceeds from sale of common stock under ESPP	15,397	11,469	7,823
Payment of holdbacks related to acquisitions	(5,000)	—	—
Payments of finance leases	(612)	(3,715)	(7,054)
Net cash (used in) provided by financing activities	(7,501)	457,424	8,474
Net (decrease) increase in cash and cash equivalents	(129,494)	142,396	(3,936)
Cash and cash equivalents:
Beginning of year	220,372	77,976	81,912
End of year	$90,878	$220,372	$77,976
Supplemental disclosures of cash flow data:
Cash paid for interest	$4,073	$2,324	$1,029
Cash paid for income taxes	31	293	281
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	13,871	8,114	2,890
Capitalization of leasehold improvement through non-cash lease incentive	5,121	—	79
Acquisition and related transaction costs accrued at period-end	—	586	1,895
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
Termination of Proposed Merger with Zoom
On July 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Zoom Video Communications, Inc., a Delaware corporation (“Zoom”), and Summer Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Zoom (“Merger Sub”). The Merger Agreement provided for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger and continuing as a wholly owned subsidiary of Zoom. On September 30, 2021, at a special meeting of the Company’s stockholders, a vote to approve the Merger was unsuccessful. As a result, immediately following the special meeting, on September 30, 2021, the Company and Zoom mutually agreed to terminate the Merger Agreement, effective immediately. Except as otherwise set forth in the Merger Agreement, none of the Company, Zoom or Merger Sub shall have any further liability thereunder. The Company incurred approximately $7.6 million in transaction costs related to the Merger recorded in general and administrative expense in its consolidated statements of operations and comprehensive loss.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts within operating and investing activities in the consolidated statements of cash flows have been reclassified to conform to the current period presentation. The consolidated balance sheet and the consolidated statement of stockholders' equity included in this Annual Report as of December 31, 2021 differ from the Form 10-K for the year ended December 31, 2020 as it reflects an immaterial error correction due to the reclassification of $2.3 million from treasury stock to additional paid-in-capital. This reclassification was from the shares received for the partial unwind of capped calls related to the 2023 convertible senior notes.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate as of the balance sheet date, and all non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Revenues are primarily denominated in U.S. dollars. Expenses are converted using average rates in effect on a monthly basis. Exchange gains and losses resulting from foreign currency transactions were not significant in any period and are reported in “Other (expense) income, net” in the consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. The Company’s cash equivalents consist of investments in money market funds, U.S. treasury securities, U.S. agency securities and commercial paper.
Marketable Investments
The Company’s marketable investments consist of U.S. agency securities and government sponsored securities, U.S. treasury securities, certificates of deposit, municipal bonds, corporate bonds and commercial paper. The Company determines the appropriate classification of its investments in marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale. Marketable investments are carried at fair value.
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at three large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $89.2 million and $218.3 million as of December 31, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2021 and 2020, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2021, 2020 and 2019, no single client represented more than 10% of revenue.
Allowance for Doubtful Accounts
The Company uses an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its allowance for doubtful accounts on its trade accounts receivables, unbilled accounts receivables and contract assets.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$127	$11
Add: bad debt expense	808	754
Less: write-offs, net of recoveries	(715)	(638)
Balance, end of period	$220	$127
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
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value to these tangible and intangible assets and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to its consolidated statements of operations and comprehensive loss.
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
The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments resulting in estimated variable consideration that is included in the transaction fee. This is done to the extent that it is probable, in the Company’s judgment, that a significant reversal in the amount of cumulative revenue recognized under the contract will not occur. The Company estimates the variable consideration in order to allocate the overall transaction fee on a relative stand-alone selling price basis to its multiple performance obligations. When services are included in the contract with the customer and are not sold at their stand-alone selling price, the Company is required to estimate the number of seats the customer will use, especially during the initial ramp period of the contract, during which the Company bills under an ‘actual usage’ model for subscription-related services.
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
Advertising Costs
The Company primarily advertises its services through the internet and in conjunction with partners. Advertising costs are expensed as incurred and were $20.8 million, $15.6 million and $13.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees the Company pays to third parties. The Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. Commission expense was $31.1 million, $21.9 million and $15.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured at the grant date fair value of the award. The Company estimates the fair value of stock options and purchase rights under the Company’s Equity Incentive Plans and the 2014 Employee Stock Purchase Plan (“2014 ESPP Plan” or “ESPP”), respectively, using the Black-Scholes option-pricing model. The fair value of restricted stock awards is equal to the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized net of actual forfeitures using the straight-line method over the service period, which is generally the vesting period.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2021, and 2020, the Company recorded a full valuation allowance against the U.S. net deferred tax assets because of its history of operating losses in the United States. As of December 31, 2021 and 2020, the Company recognized a net deferred tax asset balance of $6.9 million and deferred tax liabilities of $4.4 million, respectively, related to its operations in the UK and Australia. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Comprehensive loss
Comprehensive loss consists of net loss, unrealized gains or losses on available-for-sale marketable investments, and the effects of foreign currency translation adjustments. The Company presents comprehensive loss as part of the consolidated statements of operations. The changes in the accumulated balances of the components of other comprehensive loss were not material for the periods presented.
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares issuable upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of restricted stock units and shares of common stock issuable upon conversion of convertible senior notes. In periods of net loss, all potentially issuable shares of common stock are excluded from the diluted net loss per share computation because they are anti-dilutive. Therefore, basic and diluted net loss per share are the same for all years presented in the Company’s consolidated statements of operations and comprehensive loss.
Indemnification
The Company, in the ordinary course of business, enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2021 and 2020.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. The Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective transition method. Applying the transition guidance, the Company was required to apply the guidance to all impacted financial instruments that were outstanding as of January 1, 2021 with the cumulative effect recognized as an adjustment to the opening balance of accumulated deficit. As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for the outstanding 0.125% convertible senior notes due 2023 (the "2023 convertible senior notes") and the outstanding 0.500% convertible senior notes due 2025 (the "2025 convertible senior notes", and, together with the 2023 convertible senior notes, the "convertible senior notes"). The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of the convertible senior notes into a single liability instrument, which required the Company to record a $168.4 million decrease in additional paid in capital from the derecognition of the separated equity components of these convertible senior notes, a $145.7 million increase in debt from the derecognition of the discount associated with the separated equity components of the convertible senior notes, and a $22.7 million cumulative effect decrease to the opening balance of its accumulated deficit as of January 1, 2021 upon transition. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible senior notes as a single liability instrument. Since the Company had a net loss for the year ended December 31, 2021, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for fiscal 2021 as a result of adopting ASU 2020-06.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends its guidance to simplify the accounting for income taxes by, among other things, removing exceptions to certain general principles in Topic 740, Income Taxes. The standard was effective for the Company beginning in the first quarter of 2021. The Company adopted ASU 2019-12 and concluded that the impact on its consolidated financial statements was immaterial.
Recent Accounting Pronouncements Not Yet Effective
The Company has reviewed, or is in the process of evaluating, all issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such accounting pronouncements will cause a material impact on its consolidated financial position, operating results or statements of cash flows.

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable, net	$83,731	$48,731

Deferred contract acquisition costs, net:
Current	$33,295	$20,695
Non-current	84,663	51,934
Total deferred contract acquisition costs, net	$117,958	$72,629

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$2,593	$1,297
Contract liabilities (deferred revenue)	43,720	31,983
Noncurrent contract liabilities (deferred revenue) (included in other long term liabilities)	2,097	3,373
Net contract liabilities	$(43,224)	$(34,059)

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
In the year ended December 31, 2021, the Company recognized revenue of $29.4 million related to its contract liabilities at December 31, 2020.
Remaining Performance Obligations
As of December 31, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $544.3 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

3. Investments and Fair Value Measurements

Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,615	$—	$—	$1,615
U.S. treasury	83,237	—	(24)	83,213
U.S. agency securities	159,070	—	(65)	159,005
Commercial paper	47,555	—	—	47,555
Municipal bonds	75,337	—	(96)	75,241
Corporate bonds	12,355	2	(6)	12,351
Total	$379,169	$2	$(191)	$378,980

	December 31, 2021
Long-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$746	$—	$(2)	$744
U.S. treasury	63,566	—	(251)	63,315
U.S. agency securities	63,960	—	(254)	63,706
Municipal bonds	18,655	—	(64)	18,591
Corporate bonds	1,026	—	(5)	1,021
Total	$147,953	$—	$(576)	$147,377

	December 31, 2020
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,479	$1	$—	$3,480
U.S. treasury	287,315	41	(4)	287,352
U.S. agency securities	67,227	12	(6)	67,233
Commercial paper	5,093	—	—	5,093
Municipal bonds	2,684	1	(1)	2,684
Corporate bonds	17,323	6	—	17,329
Total	$383,121	$61	$(11)	$383,171

	December 31, 2020
Long-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury	$10,189	$—	$—	$10,189
U.S. agency securities	31,469	9	(1)	31,477
Municipal bonds	461	—	—	461
Total	$42,119	$9	$(1)	$42,127

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	(2)	2,010	—	—
U.S. treasury	(275)	140,527	(4)	78,549
U.S. agency securities	(320)	222,710	(7)	39,443
Municipal bonds	(160)	87,184	(1)	1,201
Corporate bonds	(10)	9,428	(1)	1,347
Total	$(767)	$461,859	$(13)	$120,540
Although the Company had certain available-for-sale debt securities in an unrealized loss position as of December 31, 2021, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair values of the Company’s marketable investments by contractual maturity as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Due within one year	$379,169	$378,980	$383,121	$383,171
Due after one year	147,953	147,377	42,119	42,127
Total	$527,122	$526,357	$425,240	$425,298
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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$31,380	$—	$—	$31,380
Certificates of deposit	—	747	—	747
Total cash equivalents	$31,380	$747	$—	$32,127
Marketable investments (short and long-term)
Certificates of deposit	$—	$2,359	$—	$2,359
U.S. Treasury	146,528	—	—	146,528
U.S. agency and government sponsored securities	—	222,711	—	222,711
Commercial paper	—	47,555	—	47,555
Municipal bonds	—	93,832	—	93,832
Corporate bonds	—	13,372	—	13,372
Total marketable investments	$146,528	$379,829	$—	$526,357

Liabilities
Contingent consideration	$—	$—	$23,740	$23,740

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$89,888	$—	$—	$89,888
U.S. Treasury	39,997	—	—	39,997
Total cash equivalents	$129,885	$—	$—	$129,885
Marketable investments (short and long-term)
Certificates of deposit	$—	$3,480	$—	$3,480
U.S. Treasury	297,540	—	—	297,540
U.S. agency securities	—	98,711	—	98,711
Commercial paper	—	5,093	—	5,093
Municipal bonds	—	3,145	—	3,145
Corporate bonds	—	17,329	—	17,329
Total marketable investments	$297,540	$127,758	$—	$425,298

Liabilities
Contingent consideration	$—	$—	$18,100	$18,100

As of December 31, 2021 and 2020, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $114.9 million and $253.1 million, respectively. As of December 31, 2021 and 2020, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $917.3 million and $1,098.5 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

As part of the agreement to acquire Inference Solutions Inc. (“Inference”) in November 2020, the Company may be obligated to pay contingent earn out consideration of up to $24.0 million based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ended on December 31, 2021. The fair value of the contingent consideration arrangement, estimated to be $23.7 million as of December 31, 2021, is classified within Level 3 and is determined using a probability-based scenario analysis approach. The resulting probability-weighted contingent consideration amounts were discounted based on the Company’s estimated cost of debt. During the year ended December 31, 2021, the Company recognized $5.6 million of contingent consideration expense due to an increase in fair value of the contingent consideration as a result of the estimated achievement of the forecast the shorter time to payment. As of December 31, 2021, the Company does not expect any material change to the fair value of the contingent consideration other than due to the time value of money.
A reconciliation of the beginning and ending balance for contingent consideration consisted of the following (in thousands):

Year Ended December 31, 2021
Balance, December 31. 2020	$18,100
Change in fair value of contingent consideration	5,640
Balance, December 31, 2021	$23,740
There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.
The fair value of the Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, approximate their carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s operating and finance leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2021	2020
Cash	$58,751	$90,487
Certificates of deposit	747	—
Money market funds	31,380	89,888
U.S. Treasury	—	39,997
Total cash and cash equivalents	$90,878	$220,372
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2021	2020
Trade accounts receivable	$75,970	$42,366
Unbilled trade accounts receivable, net of advance client deposits	7,981	6,492
Allowance for doubtful accounts	(220)	(127)
Accounts receivable, net	$83,731	$48,731
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$21,306	$9,816
Other current assets	6,443	5,036
Contract assets	2,593	1,297
Prepaid expenses and other current assets	$30,342	$16,149

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer and network equipment	$116,701	$89,763
Computer software	44,268	25,888
Internal-use software development costs	500	500
Furniture and fixtures	3,953	3,372
Leasehold improvements	5,914	2,335
Property and equipment	171,336	121,858
Accumulated depreciation and amortization	(93,551)	(70,645)
Property and equipment, net	$77,785	$51,213
Depreciation and amortization expense associated with property and equipment was $26.9 million, $18.2 million and $13.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	December 31,
	2021	2020
Gross	$42,541	$45,021
Less: accumulated depreciation and amortization	(41,689)	(41,908)
Total	$852	$3,113
Other assets consisted of the following (in thousands):

	December 31,
	2021	2020
Other assets	$4,964	$3,236
Deferred tax assets	6,907	—
Total	$11,871	$3,236
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued expenses	$20,108	$15,217
Accrued compensation and benefits	34,729	29,233
Contingent consideration	23,740	—
Accrued and other current liabilities	$78,577	$44,450
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred revenue	$2,097	$3,373
Deferred tax liabilities	—	4,438
Other long-term liabilities	5,574	5,554
Contingent consideration	—	18,100
Other long-term liabilities	$7,671	$31,465

5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company’s acquisitions of Face It, Corp., which the Company also refers to as SoCoCare, in October 2013, Virtual Observer in April 2020, and Inference in November 2020. See Note 14 for further details of the Virtual Observer and Inference acquisitions.

The following table summarizes the activity in the Company's goodwill balances during the years ended December 31, 2021 and 2020 (in thousands):

Goodwill
Beginning of the period, January 1, 2020	$11,798
Addition (Inference)	130,976
Addition (Virtual Observer)	22,646
End of the period, December 31, 2020	165,420
Addition	—
End of the period, December 31, 2021	$165,420
During the fourth quarter of 2021, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, the Company’s management concluded that the fair value of the Company’s goodwill was more likely than not greater than its carrying amount as of December 31, 2021. As such, it was not necessary to perform the quantitative goodwill impairment test. Subsequent to the 2021 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2021 and 2020, there was no impairment to the carrying value of the Company’s goodwill.
Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisitions of SoCoCare in October 2013, Whendu in November 2019, Virtual Observer in April 2020, and Inference in November 2020. See Note 14 for further details of the Virtual Observer and Inference acquisitions.
The following table summarizes the activity in the Company's intangible asset balances during the years ended December 31, 2021 and 2020 (in thousands):

Intangible Assets
Beginning of the period, January 1, 2020	$15,533
Addition (Inference)	30,100
Addition (Virtual Observer)	12,800
Addition (Whendu)	100
Amortization	(6,849)
End of the period, December 31, 2020	51,684
Amortization	(11,787)
End of the period, December 31, 2021	$39,897

The components of intangible assets were as follows (in thousands):

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$56,214	$(17,821)	$38,393	4.0	$56,214	$(6,761)	$49,453	4.9
Acquired workforce	470	(334)	136	0.9	470	(177)	293	1.9
Customer relationships	1,600	(421)	1,179	3.7	1,600	(101)	1,499	4.7
Trademarks	500	(311)	189	0.9	500	(61)	439	1.8
Total	$58,784	$(18,887)	$39,897	4.0	$58,784	$(7,100)	$51,684	4.9
Amortization expense related to intangible assets was $11.8 million, $6.8 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in amortization expense from 2019 to 2020 and 2020 to 2021 was due to the acquisition of intangible assets from Whendu in November 2019, Virtual Observer in April 2020, and Inference in November 2020.
As of December 31, 2021, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2022	$11,705
2023	10,870
2024	7,527
2025	5,595
2026	4,200
Thereafter	—
Total	$39,897
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there was no impairment to the carrying value of its intangible assets as of December 31, 2021 and 2020.

6. Debt
2025 Convertible Senior Notes and Related Capped Call Transactions
In May and June 2020, the Company issued $747.5 million aggregate principal amount of 2025 convertible senior notes in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $97.5 million principal amount of the 2025 convertible senior notes. The 2025 convertible senior notes mature on June 1, 2025 and bear interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. In addition, under the terms of the 2025 convertible senior notes, the Company was obligated to pay additional interest on the 2025 convertible senior notes at a rate equal to 0.500% per annum for the period from June 13, 2021 through July 8, 2021, after which such additional interest is no longer payable. The total net proceeds from the issuance of the 2025 convertible senior notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, were approximately $728.8 million.
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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $137.32 per share as of December 31, 2021, the last trading day during the three months ended December 31, 2021, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, December 31, 2021, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended December 31, 2021, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible for the three months ending March 31, 2022.
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
In accounting for the 2025 convertible senior notes after adoption of ASU 2020-06, the 2025 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2025 convertible senior notes is $734.7 million as of December 31, 2021, with principal of $747.5 million, net of issuance cost of $12.8 million. The 2025 senior convertible notes were classified as long term liabilities as of December 31, 2021. The issuance cost related to the 2025 convertible senior notes is being amortized to interest expense over the contractual term of the 2025 convertible senior notes at an effective interest rate of 1.0%.
The net carrying amount of the 2025 convertible senior notes as of December 31, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal	$747,500	$747,500
Unamortized debt discount	—	(141,792)
Unamortized issuance costs	(12,835)	(13,192)
Net carrying amount	$734,665	$592,516
The net carrying amount of the equity component of the 2025 convertible senior notes as of December 31, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	December 31, 2021	December 31, 2020
Equity component	$—	$158,321
Issuance costs	—	(3,958)
Net carrying amount	$—	$154,363
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Contractual interest expense	$4,007	$2,230
Amortization of debt discount	—	16,528
Amortization of issuance costs	3,674	1,538
Total interest expense	$7,681	$20,296

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
Maturity of the Company’s 2025 convertible senior notes as of December 31, 2021 was as follows (in thousands):

Period	Amount to Mature
2025 (Maturity date of June 1, 2025)	$747,500
Total	$747,500
2023 Convertible Senior Notes and Related Capped Call Transactions
In May 2018, the Company issued $258.8 million aggregate principal amount of the 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, was approximately $250.8 million.
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
As of December 31, 2021, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $33.9 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the fourth quarter of 2021, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020 and 2021. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to December 31, 2021, and are also currently convertible between January 1, 2022 and March 31, 2022. Whether the 2023 convertible senior notes will be convertible after March 31, 2022 will depend on the continued satisfaction of this condition or other conversion conditions in the future. During 2020, the Company paid $18.9 million in cash and issued 307,037 shares of its common stock to settle aggregate principal amount of $18.9 million of its 2023 convertible senior notes. During 2021, the Company paid $24.7 million in cash and issued 453,943 shares of its common stock to settle aggregate principal amount of $24.6 million of its 2023 convertible senior notes. As of December 31, 2021, approximately $34.2 million aggregate principal amount of the 2023 convertible senior notes remained outstanding. The conversions that occurred prior to January 1, 2021 resulted in a $1.2 million loss on early debt extinguishment. The conversions that occurred during 2021 were subject to ASU 2020-06 and such conversions were accounted for as contractual conversions, which did not result in any gain or loss upon their settlement.
During 2020, the Company received 15,714 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. During 2021, the Company received an additional 68,905 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 15,714 and 68,905 shares reduced the number of shares of common stock outstanding.
In addition, on or prior to December 31, 2021, the Company received elections to convert aggregate principal amount of $34.0 million of its 2023 convertible senior notes that remain unsettled as of the end of the fourth quarter of 2021. The Company expects to settle these conversions in cash or a combination of cash and shares during the first quarter of 2022. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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
After the adoption of ASU 2020-06, the 2023 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2023 convertible senior notes was $33.9 million as of December 31, 2021, with principal of $34.2 million, net of issuance cost of $0.3 million. The 2023 senior convertible notes were classified as long term liabilities during 2021. The issuance cost related to the 2023 convertible senior notes is being amortized to interest expense over the contractual term of the 2023 convertible senior notes at an effective interest rate of 0.76%.

The net carrying amount of the 2023 convertible senior notes as of December 31, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal	$34,225	$58,867
Unamortized debt discount	—	(7,367)
Unamortized issuance costs	(291)	(700)
Net carrying amount	$33,934	$50,800
The net carrying amount of the equity component of the 2023 convertible senior notes as of December 31, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	December 31, 2021	December 31, 2020
Equity component	$—	$14,505
Issuance costs	—	(455)
Net carrying amount	$—	$14,050
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2018
Contractual interest expense	$42	$184	$324
Amortization of debt discount	—	7,006	11,683
Amortization of issuance costs	283	666	1,105
Total interest expense	$325	$7,856	$13,112
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
Maturity of the Company’s 2023 convertible senior notes as of December 31, 2021 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$34,225
Total	$34,225

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2021 and 2020, the Company had 68,488,337 and 66,496,060 shares of common stock issued and outstanding, respectively.
During 2021 and 2020, the Company issued 453,943 and 3,030,618 shares, respectively, of common stock in connection with 2023 convertible senior note settlements. During 2021 and 2020, the Company also received 68,905 and 15,714 shares, respectively, from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 68,905 and 15,714 shares reduced the number of shares of common stock outstanding. See Note 6 for further details.
Holders of the Company’s common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2021, were as follows (in thousands):

Common Stock Reserved
Stock options outstanding	1,982
Restricted stock units outstanding	2,560
Shares available for future grant under 2014 Plan	13,379
Shares available for future issuance under ESPP	3,076
Total shares of common stock reserved	20,997
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 3,424,416 additional shares were reserved under the 2014 Plan on January 1, 2022. No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. Additionally, any forfeited or expired shares that would have otherwise returned to the 2004 Plan instead return to the 2014 Plan. The 2014 Plan allows the Company to grant stock options, restricted stock units (“RSUs”), restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company’s stock options expire 10 years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years. Vested options generally expire three months after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
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
Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2021 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2020	2,255	$26.33
Options granted	156	180.75
Options exercised	(389)	19.03
Options forfeited or expired	(40)	80.47
Outstanding as of December 31, 2021	1,982	38.65	4.9	$202,425
Vested and expected to vest as of December 31, 2021	1,982	38.65	4.9	202,425
Exercisable as of December 31, 2021	1,544	22.02	4.0	179,180

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the
stock options and the fair market value of the Company’s common stock of $137.32 per share as of December     31, 2021 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value per share of options granted, excluding assumed stock options	$78.72	$38.80	$24.06
Weighted average grant date fair value per share of assumed stock options	—	125.96	—
Intrinsic value of options exercised (1)	59,762	47,529	42,204
Total fair value of options vested during the period	12,760	7,846	5,342
Cash received from options exercised	7,402	11,656	7,705

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units
A summary of RSU activity during the year ended December 31, 2021 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	2,267	$65.42
RSUs granted	2,234	177.00
RSUs vested and released	(1,097)	69.06
RSUs forfeited or cancelled	(844)	170.59
Outstanding as of December 31, 2021	2,560	125.65
During the third quarter of 2021, the Company granted 0.7 million RSU awards conditional upon the close of the Merger. The Company cancelled these grants on September 30, 2021, the termination date of the Merger. In October 2021, the Company subsequently granted 0.7 million RSU awards to its employees.
Following is additional information pertaining to the Company’s RSU activity (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value per share of RSUs granted	$177.00	$86.15	$53.33
Total fair value of RSUs vested during the period	174,500	136,805	68,072
Employee Stock Purchase Plan
In March 2014, the Company’s board of directors and stockholders adopted the 2014 ESPP and the shares authorized for issuance thereunder. The 2014 ESPP became effective on April 3, 2014.
The 2014 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six month offering period, except for the initial offering period, or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period.
The number of shares of common stock originally reserved for issuance under the 2014 ESPP was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of its common stock); or (iii) such lesser number as determined by its board of directors.

Pursuant to the automatic annual increase, 684,883 additional shares were reserved under the 2014 ESPP on January 1, 2022.
During 2021 and 2020, 120,992 and 168,737 shares were purchased by employees under the 2014 ESPP at a weighted average price of $127.36 and $67.97 per share, respectively.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$17,734	$9,422	$6,334
Research and development	29,179	14,043	7,658
Sales and marketing	35,269	20,164	11,368
General and administrative	26,623	21,118	16,705
Total stock-based compensation	$108,805	$64,747	$42,065

As of December 31, 2021, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$21,723	$297,934	$2,604
Weighted-average amortization period	2.5 years	2.5 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The Company values RSUs at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the 2014 ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model and using the assumptions disclosed in the table below. Expected volatility is based upon the weighting of the Company’s historical volatility. Prior to 2020, expected volatility was based upon the weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated using the simplified method by taking the average of the vesting term and the contractual term of the option. The expected volatility assumption for purchase rights under the 2014 ESPP is based on the historical volatility of the Company’s common stock. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.

The weighted average assumptions used to value stock options and purchase rights under the 2014 ESPP granted during the years ended December 31, 2021, 2020 and 2019 were as follows:

Stock Options	Year Ended December 31,
	2021	2020 (1)	2019
Expected term (years)	6.0	5.7	6.1
Volatility	47%	47%	46%
Risk-free interest rate	1.0%	0.9%	2.3%
Dividend yield	—	—	—

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

ESPP	Granted In
	November 2021	May 2021	November 2020	May 2020	November 2019	May 2019
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	46%	49%	50%	50%	46%	51%
Risk-free interest rate	0.2%	0.1%	0.1%	0.2%	2.4%	2.5%
Dividend yield	—	—	—	—	—	—

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the years ended December 31, 2021, 2020 and 2019, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(53,000)	$(42,130)	$(4,552)
Weighted-average shares used in computing basic and diluted net loss per share	67,512	64,154	60,371
Basic and diluted net loss per share	$(0.79)	$(0.66)	$(0.08)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2021	2020	2019
Stock options	1,982	2,255	2,530
Restricted stock units	2,560	2,267	2,372
Convertible senior notes(1)	6,663	910	1,619
Total	11,205	5,432	6,521
(1) The convertible senior notes were calculated under the if-converted method for 2021 due to the adoption of ASU 2020-06 and under the treasury stock method for 2020 and 2019.
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2023 convertible senior notes during the years ended December 31, 2020 and 2019 since the average market price of the Company’s common stock during the period exceeded the initial conversion price of $40.82 per share. However, the potential shares of common stock issuable upon the conversion of the 2023 convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for the year ended December 31, 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the year ended December 31, 2021 because the effect would have been anti-dilutive.

9. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(59,856)	$(44,303)	$(5,340)
International	(4,429)	(280)	892
Loss before income taxes	$(64,285)	$(44,583)	$(4,448)

Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$—	$—	$—
U.S. state	262	401	61
Foreign	(202)	233	43
Total provision for income taxes - Current	60	634	104

Deferred:
U.S. federal	—	(2,495)	—
U.S. state	—	(414)	—
Foreign	(11,345)	(178)	—
Total (benefit from) income taxes - Deferred	(11,345)	(3,087)	—
Total (benefit from) provision for income taxes	$(11,285)	$(2,453)	$104
The Company recorded a deferred income tax benefit during 2021 principally due to a restructuring of its Australian subsidiary organization which allowed for the step-up in tax basis of certain intangible assets, and net operating loss carryover increases for current year losses, against which no valuation allowance was recorded.
Income tax (benefit) expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax (loss) income for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. federal tax at statutory rate	$(13,500)	$(9,362)	$(934)
U.S. state income taxes	262	(345)	(65)
Section 162(m)	7,543	6,472	5,623
Non-deductible expenses	1,361	1,944	276
Research and development credit	(1,181)	(837)	(860)
Stock-based compensation	(25,241)	(23,800)	(16,619)
Tax benefit from acquisition/reorganizations	(5,877)	(2,495)	—
Foreign taxes	(4,760)	118	(10)
Other	20	533	(119)
Change in valuation allowance	30,088	25,319	12,812
Total (benefit from) provision for income taxes	$(11,285)	$(2,453)	$104

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 related to the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss and credit carryforwards	$133,433	$95,180
Accrued liabilities	12,719	6,244
Allowance for doubtful accounts	712	766
Amortized intangibles	872	—
Deferred revenue	1,351	782
Accrued compensation	3,963	3,596
Long-term lease liabilities	13,618	1,418
Gross deferred tax assets	166,668	107,986
Valuation allowance	(121,835)	(51,127)
Net deferred tax assets	44,833	56,859
Deferred tax liabilities:
Property and equipment	(2,633)	(876)
Amortized intangibles	—	(11,041)
Other	(509)	(92)
Right of use assets	(11,573)	(1,276)
Deferred compensation - Current	(23,211)	(12,180)
Convertible senior notes	—	(35,832)
Gross deferred tax liabilities	(37,926)	(61,297)
Net deferred taxes	$6,907	$(4,438)
The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2021 and 2020.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit for the year ended December 31, 2021, the Company has provided a valuation allowance against its U.S. net deferred tax assets. However, the Company has recorded net foreign deferred tax assets associated with its U.K. and Australia operations totaling $6.9 million. The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $70.7 million and a decrease of $8.8 million, respectively. The increase in the valuation allowance in the current year was primarily attributed to the Company's adoption of ASU 2020-06 resulting in the reversal of previously recognized deferred taxes related to the convertible debt option. In addition, the net operating loss for the current year contributed to the increase in the valuation allowance.
As of December 31, 2021, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $495.3 million, $306.8 million and $18.8 million, respectively, available to reduce future income subject to income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2028, respectively, while the foreign net operating loss carryforwards do not expire. As of December 31, 2021, the Company also had gross research credit carryforwards for federal and California state tax purposes of $8.4 million and $5.8 million, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2022 and the California state research credits can be carried forward indefinitely. The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses and credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and credits may be subject to substantial limitation as prescribed under the IRC Sections 382 and 383 and similar state provisions. Events that may cause limitations in the amount of the net operating losses and credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company has changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. If the requirement is not modified, it will reduce the Company’s net operating losses beginning in 2022. Given the Company’s carryover attributes, this is not expected to have a material impact on the consolidated financial statements.
Subsequent to year end, the Company completed a reorganization of its Australian entities, the ultimate result of which was to repatriate the ownership of certain intellectual property to the United States. As a result, the Company will increase its deferred tax assets and its valuation allowance during the first quarter of 2022 by approximately $2.1 million with no net impact on its earnings.
Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized benefit — beginning of period	$6,076	$4,471	$10,723
Gross increases — current year tax positions	1,851	1,605	963
Gross decreases — prior year tax positions	—	—	(7,215)
Settlements with tax authorities	(284)	—	—
Unrecognized benefit — end of period	$7,643	$6,076	$4,471
As of December 31, 2021 and 2020, the Company had $0.0 million and $0.3 million, respectively, of total unrecognized tax benefits, if recognized, would have an impact on its effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2021 will significantly change due to settlement of examination or the expiration of statutes of limitation during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the Company’s net carryover of unused operating losses, all years from 2001 forward remain subject to future examination by the U.S. federal and state tax authorities. The Company’s foreign tax returns are open to audit under the statutes of limitation of the respective foreign countries in which its subsidiaries are located. The Company considers all undistributed earnings of its foreign subsidiaries indefinitely reinvested.

10. Commitments and Contingencies
Commitments
As of December 31, 2021, $781.7 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
The Company had outstanding operating lease obligations of $64.0 million as of December 31, 2021. See Note 13 for further details. As of December 31, 2021, the Company also had outstanding cloud service agreement commitments totaling $61.1 million, of which $21.8 million is expected to be paid in 2022 and the remaining $39.3 million in 2023.

Hosting and Telecommunication Usage Services
The Company has agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability.
As of December 31, 2021, future minimum payments under these arrangements were as follows in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services
2022	$1,342	$7,151
2023	588	5,481
2024	226	3,532
2025	—	176
Thereafter	$—	$75
Total future minimum payment	$2,156	$16,415
Universal Services Fund Liability
The Company is classified as a telecommunications service provider for regulatory purposes and is required to make contributions to the USF based on the revenue the Company receives from the resale of interstate and international telecommunications services. In order to comply with the obligation to make direct contributions, the Company is registered with the USAC, which is charged by the FCC with administering the USF, and has been remitting the required contributions to USAC since its registration with the USAC in April 2013. In June 2015, in connection with the Company’s late registration with the USAC and past failure to make USF contributions prior to 2013, the Company entered into a consent decree with the FCC Enforcement Bureau. In the consent decree, the Company agreed to pay a civil penalty of $2.0 million to the U.S. Treasury, which was paid in installments ending on December 31, 2018. The Company also agreed to make USF contributions of $3.9 million based on its revenues for the period from 2008 to 2012. The Company is still in dispute with the FCC regarding whether the Company is liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2021, the Company had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007.
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
As of December 31, 2021 and 2020, the Company had total accrued liabilities of $1.0 million and $1.1 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.2 million and $0.2 million, respectively, were included in current “Sales tax liabilities” on the consolidated balance sheets, and the remaining were included in non-current “Sales tax liabilities” on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that requires it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that the Company is aware of that could have a material effect on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$556,385	$400,509	$301,536
International	53,206	34,399	26,470
Total revenue	$609,591	$434,908	$328,006
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	December 31,
	2021	2020
United States	$68,674	$43,339
International	9,111	7,874
Property and equipment, net	$77,785	$51,213

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company began matching employee contributions in cash in the fourth quarter of 2019. The contribution expense for the year ended December 31, 2021 and 2020 was $1.8 million and $1.4 million, respectively.
The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement of age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability was $0.6 million as of each of December 31, 2021 and 2020. Total retirement expense for this plan was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company's Bishop Ranch Lease commenced on February 1, 2021, has a lease term of 10 years, and has a total commitment over its term of $46.4 million, which was the primary component of the increase in operating lease costs, operating lease right-of-use assets and operating lease liabilities for the year ended December 31, 2021.
The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$10,238	$6,142	$5,153
Finance lease cost:
Amortization of right-of-use assets	$438	$748	$6,345
Interest on finance lease liabilities	—	212	704
Total finance lease cost	$438	$960	$7,049
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(7,178)	$(6,531)	$(5,237)
Financing cash used in finance leases	(612)	(3,715)	(7,054)
Right of use assets obtained in exchange for lease obligations:
Operating leases	50,101	5,980	5,737
Finance leases	—	—	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$48,703	$9,010

Operating lease liabilities:	$9,826	$3,912
Operating lease liabilities — less current portion	47,088	5,379
Total operating lease liabilities	$56,914	$9,291
Finance leases
Property and equipment, gross	$42,541	$45,021
Less: accumulated depreciation and amortization	(41,689)	(41,908)
Property and equipment, net	$852	$3,113
Finance lease liabilities:
Finance leases	$—	$612
Finance lease liabilities — less current portion	—	—
Total finance lease liabilities	$—	$612
Weighted average remaining terms were as follows (in years):

	December 31,
	2021	2020
Weighted average remaining lease term
Operating leases	7.3 years	2.6 years
Finance leases	0.0 years	0.5 years
Weighted average discount rates were as follows:

	December 31,
	2021	2020
Weighted average discount rate
Operating leases	3.2%	4.5%
Finance leases	—%	7.9%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022	$11,383	$—
2023	10,633	—
2024	7,744	—
2025	5,583	—
2026	5,752	—
Thereafter	22,858
Total future minimum lease payments	63,953	—
Less: imputed interest	(7,039)	—
Total	$56,914	$—

As of December 31, 2021, the Company entered into an additional data center operating lease that had not yet commenced, representing a total commitment of $0.2 million with a one year term. This data center lease is expected to commence on March 1, 2022. The Company also entered into an additional facility operating lease that commenced in January 2022 with a lease term of three years, representing a total commitment over its term of $0.3 million.

14. Acquisitions
Inference Solutions
On November 18, 2020, the Company acquired all of the issued and outstanding shares of Inference for total consideration of approximately $156.7 million. The total consideration comprised of $137.0 million in cash, net of cash acquired, and $18.1 million in estimated fair value of contingent earn out consideration. The contingent earn out consideration is up to $24.0 million and is based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ended on December 31, 2021. The range of amounts that the Company could pay under the contingent consideration arrangement is between $0.0 million and $24.0 million. The fair value of the contingent earn out consideration is estimated to be $23.7 million as of December 31, 2021. See Note 3 for additional information regarding the contingent consideration arrangement. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company’s AI position through the addition of Inference’s widely deployed IVA platform.
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
In connection with this acquisition, the Company incurred approximately $0.3 million and $2.9 million of acquisition costs in 2021 and 2020, respectively, which have been expensed as incurred and included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition.

Virtual Observer
On April 1, 2020, the Company acquired all of the issued and outstanding shares of common stock of Virtual Observer, formerly Coordinated Systems, Inc., for cash consideration of approximately $32.2 million, subject to adjustment, pursuant to a stock purchase agreement by and among the Company and Robert H. Hutcheon, David R. Brower and Daniel J. McGrail, dated January 15, 2020. This acquisition, which was accounted for as a business combination, is intended to expand the Company's portfolio to include a cloud-based Workforce Optimization (“WFO”) offering as a complement to its ongoing strategic partnerships with leading WFO providers.
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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $0.9 million and $0.3 million in 2020 and 2019, respectively, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition.

15. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2021 and 2020 is as follows:

	Quarter Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020

	(unaudited, in thousands, except per share data)
Revenue	$173,599	$154,328	$143,782	$137,882	$127,885	$112,143	$99,792	$95,088
Cost of revenue (1)(2)	79,764	67,137	64,395	59,803	51,233	46,561	42,453	40,037
Gross profit	93,835	87,191	79,387	78,079	76,652	65,582	57,339	55,051
Operating expenses:
Research and development (1)(2)	30,448	29,680	24,648	22,121	18,676	17,674	17,208	15,189
Sales and marketing (1)(2)	53,394	49,712	46,024	44,799	37,053	32,969	32,231	30,160
General and administrative (1)(2)	21,972	26,790	22,909	22,245	18,258	16,724	16,129	14,658
Total operating expenses	105,814	106,182	93,581	89,165	73,987	67,367	65,568	60,007
(Loss) income from operations	(11,979)	(18,991)	(14,194)	(11,086)	2,665	(1,785)	(8,229)	(4,956)
Other (expense) income, net:
Interest expense	(2,024)	(1,947)	(2,118)	(1,938)	(9,481)	(9,649)	(5,734)	(3,484)
Loss on early extinguishment of debt	—	—	—	—	(887)	(282)	(5,794)	—
Other (expense) and interest income	(43)	213	(353)	175	501	631	829	1,072
Total other (expense) income, net	(2,067)	(1,734)	(2,471)	(1,763)	(9,867)	(9,300)	(10,699)	(2,412)
Loss before income taxes	(14,046)	(20,725)	(16,665)	(12,849)	(7,202)	(11,085)	(18,928)	(7,368)
(Benefit from) provision for income taxes	(10,445)	(188)	(135)	(517)	8	346	(2,876)	69
Net loss	$(3,601)	$(20,537)	$(16,530)	$(12,332)	$(7,210)	$(11,431)	$(16,052)	$(7,437)
Net loss per share:
Basic	$(0.05)	$(0.30)	$(0.25)	$(0.18)	$(0.11)	$(0.17)	$(0.25)	$(0.12)
Diluted	$(0.05)	$(0.30)	$(0.25)	$(0.18)	$(0.11)	$(0.17)	$(0.25)	$(0.12)
Shares used in computing net loss per share:
Basic	68,207	67,800	67,292	66,721	66,133	65,460	63,282	61,705
Diluted	68,207	67,800	67,292	66,721	66,133	65,460	63,282	61,705

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020

	(unaudited, in thousands)
Cost of revenue	$6,854	$3,994	$3,781	$3,105	$2,331	$2,603	$2,499	$1,989
Research and development	9,163	9,101	6,152	4,763	3,674	3,876	3,684	2,806
Sales and marketing	11,987	8,304	8,208	6,771	5,366	5,427	5,265	4,106
General and administrative	7,597	5,996	6,760	6,269	5,505	5,380	5,343	4,893
Total stock-based compensation	$35,601	$27,395	$24,901	$20,908	$16,876	$17,286	$16,791	$13,794

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020

	(unaudited, in thousands)
Cost of revenue	$8,301	$7,658	$7,825	$7,087	$5,948	$5,171	$5,120	$3,940
Research and development	948	1,004	729	596	488	512	497	465
Sales and marketing	1	1	1	1	2	1	2	2
General and administrative	1,288	1,117	1,096	1,079	899	853	624	563
Total depreciation and amortization	$10,538	$9,780	$9,651	$8,763	$7,337	$6,537	$6,243	$4,970

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021, or the 2022 Proxy Statement, including “Proposal No 1. — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2022 Proxy Statement including “Executive Officers.”
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2022 Proxy Statement, including “Corporate Governance,” “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2022 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2022 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2022 Proxy Statement, including “Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

10.14+	Five9 Inc. Non-Employee Director Compensation Policy
10.15Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2018 (File No. 001-36383) and incorporated by reference herein).
10.16Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).
10.17Ø
Bishop Ranch Building Lease, dated July 29, 2020, between the Registrant and 2600 CR, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).

Exhibit Index
Exhibit Number	Description
10.18Ø	Chairman of the Board Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).
10.19+	Five9 Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan
10.20+	Form of Five9 Inc. Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan
10.21+	Form of Five9 Inc. Stock Option Grant Notice and Award Agreement - 2014 Equity Incentive Plan
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

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

Five9, Inc.

Date:	February 28, 2022	By:	/s/ Rowan Trollope
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

Signature	Title	Date

/s/ Rowan Trollope	Chief Executive Officer, Director	February 28, 2022
Rowan Trollope	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	February 28, 2022
Barry Zwarenstein	(Principal Financial Officer)

/s/ Leena Mansharamani	Chief Accounting Officer	February 28, 2022
Leena Mansharamani	(Principal Accounting Officer)

/s/ Michael Burkland	Chairman of the Board, Director	February 28, 2022
Michael Burkland

/s/ Jack Acosta	Director	February 28, 2022
Jack Acosta

/s/ Kimberly Alexy	Director	February 28, 2022
Kimberly Alexy

/s/ Susan Barsamian	Director	February 28, 2022
Susan Barsamian

/s/ Michael Burdiek	Director	February 28, 2022
Michael Burdiek

/s/ David DeWalt	Director	February 28, 2022
David DeWalt

/s/ Ana Pinczuk	Director	February 28, 2022
Ana Pinczuk

/s/ David Welsh	Director; Lead Independent Director	February 28, 2022
David Welsh

/s/ Robert Zollars	Director	February 28, 2022
Robert Zollars