Form 10-Q
period 2022-03-31
Five9, Inc.
filed 2022-04-28
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of April 22, 2022, there were 69,557,425 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
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
•we continue to expand our international operations, which exposes us to significant risks;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,151	$90,878
Marketable investments	377,519	378,980
Accounts receivable, net	77,912	83,731
Prepaid expenses and other current assets	32,534	30,342
Deferred contract acquisition costs, net	36,478	33,295
Total current assets	624,594	617,226
Property and equipment, net	91,476	77,785
Operating lease right-of-use assets	46,536	48,703
Intangible assets, net	36,950	39,897
Goodwill	165,420	165,420
Marketable investments	118,707	147,377
Other assets	11,748	11,871
Deferred contract acquisition costs, net — less current portion	92,964	84,663
Total assets	$1,188,395	$1,192,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,981	$20,510
Accrued and other current liabilities	91,411	78,577
Operating lease liabilities	10,135	9,826
Accrued federal fees	1,650	2,282
Sales tax liabilities	2,047	2,660
Deferred revenue	46,564	43,720
Total current liabilities	183,788	157,575
Convertible senior notes	737,865	768,599
Sales tax liabilities — less current portion	883	877
Operating lease liabilities — less current portion	44,818	47,088
Other long-term liabilities	6,682	7,671
Total liabilities	974,036	981,810
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	70	68
Additional paid-in capital	480,215	439,787
Accumulated other comprehensive loss	(3,370)	(287)
Accumulated deficit	(262,556)	(228,436)
Total stockholders’ equity	214,359	211,132
Total liabilities and stockholders’ equity	$1,188,395	$1,192,942
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$182,777	$137,882
Cost of revenue	88,867	59,803
Gross profit	93,910	78,079
Operating expenses:
Research and development	35,824	22,121
Sales and marketing	64,611	44,799
General and administrative	24,314	22,245
Total operating expenses	124,749	89,165
Loss from operations	(30,839)	(11,086)
Other (expense) income, net:
Interest expense	(1,870)	(1,938)
Interest income and other	845	175
Total other (expense) income, net	(1,025)	(1,763)
Loss before income taxes	(31,864)	(12,849)
Provision for (benefit from) income taxes	2,256	(517)
Net loss	$(34,120)	$(12,332)
Net loss per share:
Basic and diluted	$(0.49)	$(0.18)
Shares used in computing net loss per share:
Basic and diluted	68,974	66,721
Comprehensive Loss:
Net loss	$(34,120)	$(12,332)
Other comprehensive (loss) income	(3,083)	44
Comprehensive loss	$(37,203)	$(12,288)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	66,496	$67	$476,941	$335	$(198,179)	$279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	143	—	(143)	—	—	(143)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(19)	—	19	—	—	19
Issuance of common stock upon exercise of stock options	123	—	2,215	—	—	2,215
Issuance of common stock upon vesting of restricted stock units	286	—	—	—	—	—
Stock-based compensation	—	—	20,908	—	—	20,908
Other comprehensive income	—	—	—	44	—	44
Net loss	—	—	—	—	(12,332)	(12,332)
Balance as of March 31, 2021	67,029	$67	$331,528	$379	$(187,768)	$144,206

Balance as of December 30, 2021	68,488	$68	$439,787	$(287)	$(228,436)	$211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	540	—	(244)	—	—	(244)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(111)	—	2	—	—	2
Issuance of common stock upon exercise of stock options	281	1	1,276	—	—	1,277
Issuance of common stock upon vesting of restricted stock units	323	1	—	—	—	1
Stock-based compensation	—	—	39,394	—	—	39,394
Other comprehensive loss	—	—	—	(3,083)	—	(3,083)
Net loss	—	—	—	—	(34,120)	(34,120)
Balance as of March 31, 2022	69,521	$70	$480,215	$(3,370)	$(262,556)	$214,359

(1)Effective January 1, 2021, the Company adopted ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company recorded a net reduction to opening accumulated deficit of $22.7 million and a net reduction to opening additional paid-in capital of $168.4 million as of January 1, 2021 due to the cumulative impact of adopting this new standard.
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(34,120)	$(12,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,795	8,763
Amortization of operating lease right-of-use assets	2,403	2,389
Amortization of deferred contract acquisition costs	8,678	5,540
Amortization of premium on marketable investments	700	1,682
Provision for doubtful accounts	222	160
Stock-based compensation	39,394	20,908
Amortization of discount and issuance costs on convertible senior notes	930	974
Deferred taxes	1,889	—
Change in fair of value of contingent consideration	260	2,500
Other	210	186
Changes in operating assets and liabilities:
Accounts receivable	5,566	(3,543)
Prepaid expenses and other current assets	(2,162)	(3,524)
Deferred contract acquisition costs	(20,160)	(15,983)
Other assets	234	101
Accounts payable	11,133	351
Accrued and other current liabilities	2,096	5,299
Accrued federal fees and sales tax liabilities	(1,239)	738
Deferred revenue	2,659	322
Other liabilities	(764)	(766)
Net cash provided by operating activities	28,724	13,765
Cash flows from investing activities:
Purchases of marketable investments	(105,277)	(163,683)
Proceeds from sales of marketable investments	600	—
Proceeds from maturities of marketable investments	130,821	120,182
Purchases of property and equipment	(12,398)	(8,229)
Capitalization of software development costs	(569)	—
Cash paid for an equity investment in a privately-held company	(2,000)	—
Net cash provided by (used in) investing activities	11,177	(51,730)
Cash flows from financing activities:
Repurchase of a portion of 2023 convertible senior notes, net of costs	(31,905)	(7,840)
Proceeds from exercise of common stock options	1,277	2,215
Payments of finance leases	—	(456)
Net cash used in financing activities	(30,628)	(6,081)
Net increase (decrease) in cash and cash equivalents	9,273	(44,046)
Cash and cash equivalents:
Beginning of period	90,878	220,372
End of period	$100,151	$176,326
Supplemental disclosures of cash flow data:
Cash paid for interest	$—	$13
Cash paid for income taxes	$337	$73
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$22,365	$7,515
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$—	$4,815
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
Except for the below significant accounting policy, which updates the significant accounting policies previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 28, 2022, there have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Internal-use software development costs
The Company capitalizes certain qualifying costs incurred during the development stage of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development as incurred. Preliminary project activities include conceptual formulation, evaluation and final selection of alternatives, planning, proof of concept and requirement analysis of the selected alternative. Post-implementation stage begins when the inter-use software is ready for its intended use, and includes all internal and external training and application maintenance activities. Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in cost of revenue.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net	$77,912	$83,731

Deferred contract acquisition costs, net:
Current	$36,478	$33,295
Non-current	92,964	84,663
Total deferred contract acquisition costs, net	$129,442	$117,958

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$2,731	$2,593
Contract liabilities (deferred revenue)	46,564	43,720
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	1,913	2,097
Net contract liabilities	$(45,746)	$(43,224)
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
In the three months ended March 31, 2022, the Company recognized revenue of $26.2 million related to its contract liabilities at December 31, 2021.
Remaining Performance Obligations
As of March 31, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $602.8 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.
3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,757	$—	$(3)	$1,754
U.S. treasury	82,148	—	(365)	81,783
U.S. agency securities	145,428	—	(605)	144,823
Commercial paper	42,755	—	—	42,755
Municipal bonds	96,519	—	(457)	96,062
Corporate bonds	10,383	—	(41)	10,342
Total	$378,990	$—	$(1,471)	$377,519

	March 31, 2022
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$497	$—	$(8)	$489
U.S. treasury	49,877	—	(1,061)	48,816
U.S. agency securities	63,969	—	(1,367)	62,602
Municipal bonds	6,944	—	(144)	6,800
Total	$121,287	$—	$(2,580)	$118,707

	December 31, 2021
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,615	$—	$—	$1,615
U.S. treasury	83,237	—	(24)	83,213
U.S. agency securities	159,070	—	(65)	159,005
Commercial paper	47,555	—	—	47,555
Municipal bonds	75,337	—	(96)	75,241
Corporate bonds	12,355	2	(6)	12,351
Total	$379,169	$2	$(191)	$378,980

	December 31, 2021
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$746	$—	$(2)	$744
U.S. treasury	63,566	—	(251)	63,315
U.S. agency securities	63,960	—	(254)	63,706
Municipal bonds	18,655	—	(64)	18,591
Corporate bonds	1,026	—	(5)	1,021
Total	$147,953	$—	$(576)	$147,377

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(11)	$2,243	$(2)	$2,010
U.S. treasury	(1,426)	125,714	(275)	140,527
U.S. agency securities	(1,972)	207,425	(320)	222,710
Municipal bonds	(601)	102,862	(160)	87,184
Corporate bonds	(41)	10,342	(10)	9,428
Total	$(4,051)	$448,586	$(767)	$461,859

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of March 31, 2022, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair values of the Company’s marketable investments by contractual maturity as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Due within one year	$378,990	$377,519	$379,169	$378,980
Due after one year	121,287	118,707	147,953	147,377
Total	$500,277	$496,226	$527,122	$526,357

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$21,311	$—	$—	$21,311
U.S. agency securities and government sponsored securities	—	200	—	200
Total cash equivalents	$21,311	$200	$—	$21,511

Marketable investments (short and long term)
Certificates of deposit	$—	$2,243	$—	$2,243
U.S. treasury	130,599	—	—	130,599
U.S. agency securities and government sponsored securities	—	207,425	—	207,425
Commercial paper	—	42,755	—	42,755
Municipal bonds	—	102,862	—	102,862
Corporate bonds	—	10,342	—	10,342
Total marketable investments	$130,599	$365,627	$—	$496,226

Liabilities
Contingent consideration	$—	$—	$24,000	$24,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$31,380	$—	$—	$31,380
Certificates of deposit	—	747	—	747
Total cash equivalents	$31,380	$747	$—	$32,127

Marketable investments (short and long-term)
Certificates of deposit	$—	$2,359	$—	$2,359
U.S. treasury	146,528	—	—	146,528
U.S. agency and government sponsored securities	—	222,711	—	222,711
Commercial paper	—	47,555	—	47,555
Municipal bonds	—	93,832	—	93,832
Corporate bonds	—	13,372	—	13,372
Total marketable investments	$146,528	$379,829	$—	$526,357

Liabilities
Contingent consideration	$—	$—	$23,740	$23,740
As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $6.2 million and $114.9 million, respectively. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $812.1 million and $917.3 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

As part of the agreement to acquire Inference Solutions Inc. ("Inference") in November 2020, the Company was obligated to pay contingent earn out consideration of up to $24.0 million based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ended on December 31, 2021. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. The resulting probability-weighted contingent consideration amounts were discounted based on the Company’s estimated cost of debt. During the three months ended March 31, 2022, the Company concluded that the final contingent consideration amount was $24.0 million and recognized an additional $0.3 million of contingent consideration expense to adjust the fair value from $23.7 million at December 31, 2021 to $24.0 million at March 31, 2022. The Company paid the $24.0 million earn out consideration in April 2022.
A reconciliation of the beginning and ending balance for contingent consideration consisted of the following (in thousands):

Three Months Ended March 31, 2022
Balance, beginning of period	$23,740
Change in fair value of contingent consideration	260
Balance, end of period	$24,000
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that it does not have the ability to exercise significant influence over. The Company elected the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment will be accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transaction occurred.
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.
The fair value of the Company’s other financial instruments’ fair value, including accounts receivable, accounts payable and other current liabilities, approximate their carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s operating leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$78,640	$58,751
Certificates of deposit	—	747
Money market funds	21,311	31,380
U.S. agency securities	200	—
Total cash and cash equivalents	$100,151	$90,878
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Trade accounts receivable	$66,538	$75,970
Unbilled trade accounts receivable, net of advance client deposits	11,607	7,981
Allowance for doubtful accounts	(233)	(220)
Accounts receivable, net	$77,912	$83,731
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$24,717	$21,306
Other current assets	5,086	6,443
Contract assets	2,731	2,593
Prepaid expenses and other current assets	$32,534	$30,342
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer and network equipment	$136,645	$116,701
Computer software	44,645	44,268
Internal-use software development costs	1,069	500
Furniture and fixtures	4,044	3,953
Leasehold improvements	6,032	5,914
Property and equipment	192,435	171,336
Accumulated depreciation and amortization	(100,959)	(93,551)
Property and equipment, net	$91,476	$77,785
Depreciation and amortization expense associated with property and equipment was $7.8 million and $5.8 million for the three months ended March 31, 2022 and 2021, respectively.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	March 31, 2022	December 31, 2021
Gross	$42,541	$42,541
Less: accumulated depreciation and amortization	(42,022)	(41,689)
Total	$519	$852
Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Other assets	$4,730	$4,964
Equity investment	2,000	—
Deferred tax assets	5,018	6,907
Total	$11,748	$11,871
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses	$22,764	$20,108
Accrued compensation and benefits	44,647	34,729
Contingent consideration	24,000	23,740
Accrued and other current liabilities	$91,411	$78,577
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenue	$1,913	$2,097
Other long-term liabilities	4,769	5,574
Other long-term liabilities	$6,682	$7,671

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the three months ended March 31, 2022.
Intangible Assets
The following table summarizes the activity in the Company's intangible assets balance during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31, 2022
Beginning of the period	$39,897
Amortization	(2,947)
End of the period	$36,950
The components of intangible assets were as follows (in thousands):

	March 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$56,214	$(20,586)	$35,628	3.8	$56,214	$(17,821)	$38,393	4.0
Acquired workforce	470	(373)	97	0.9	470	(334)	136	0.9
Customer relationships	1,600	(501)	1,099	3.5	1,600	(421)	1,179	3.7
Trademarks	500	(374)	126	0.7	500	(311)	189	0.9
Total	$58,784	$(21,834)	$36,950	3.8	$58,784	$(18,887)	$39,897	4.0

Amortization expense for intangible assets was $2.9 million and $2.9 million during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2022	$8,758
2023	10,870
2024	7,527
2025	5,595
2026	4,200
Thereafter	—
Total	$36,950

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $110.40 per share on March 31, 2022, the last trading day during the three months ended March 31, 2022, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, March 31, 2022, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended March 31, 2022, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible for the three months ending June 30, 2022.
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
In accounting for the 2025 convertible senior notes after adoption of ASU 2020-06, the 2025 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2025 convertible senior notes is $735.6 million as of March 31, 2022, with principal of $747.5 million, net of issuance cost of $11.9 million. The 2025 senior convertible notes were classified as long term liabilities as of March 31, 2022. The issuance cost related to the 2025 convertible senior notes is being amortized to interest expense over the contractual term of the 2025 convertible senior notes at an effective interest rate of 1.0%.
The net carrying amount of the 2025 convertible senior notes as of March 31, 2022 and as of December 31, 2021 was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$747,500	$747,500
Unamortized issuance costs	(11,936)	(12,835)
Net carrying amount	$735,564	$734,665
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Contractual interest expense	$934	$934
Amortization of issuance costs	899	890
Total interest expense	$1,833	$1,824
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
Maturity of the Company’s 2025 convertible senior notes as of March 31, 2022 was as follows (in thousands):

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
As of March 31, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $2.3 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the first quarter of 2022, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020 and 2021 and for the first quarter of 2022. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to March 31, 2022, and are also currently convertible between April 1, 2022 to June 30, 2022. Whether the 2023 convertible senior notes will be convertible after June 30, 2022 will depend on the continued satisfaction of this condition or other conversion conditions in the future. During the three months ended March 31, 2022, the Company paid $31.9 million in cash and issued 540,130 shares of its common stock to settle aggregate principal amount of $31.9 million of its 2023 convertible senior notes. As of March 31, 2022, approximately $2.3 million aggregate principal amount of our 2023 convertible senior notes remained outstanding. The conversions that occurred during the three months ended March 31, 2022 were subject to ASU 2020-06 and such conversions were accounted for as contractual conversions, which did not result in any gain or loss upon their settlement.
During the three months ended March 31, 2022, the Company received an additional 111,416 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 111,416 shares reduced the number of shares of common stock outstanding.
In addition, on or prior to March 31, 2022, the Company received elections to convert aggregate principal amount of $2.1 million of its 2023 convertible senior notes that remain unsettled as of the end of the first quarter of 2022. The Company expects to settle these conversions in cash or a combination of cash and shares during the second quarter of 2022. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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

After the adoption of ASU 2020-06, the 2023 convertible senior notes are accounted for as a single liability, and the carrying amount of the 2023 convertible senior notes was $2.3 million as of March 31, 2022, with principal of $2.3 million, net of issuance cost of $0.0 million. The 2023 senior convertible notes were classified as long term liabilities during the three months ended on March 31, 2022. The issuance cost related to the 2023 convertible senior notes is being amortized to interest expense over the contractual term of the 2023 convertible senior notes at an effective interest rate of 0.76%.
The net carrying amount of the 2023 convertible senior notes as of March 31, 2022 and as of December 31, 2021 was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$2,317	$34,225
Unamortized issuance costs	(16)	(291)
Net carrying amount	$2,301	$33,934
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Contractual interest expense	$6	$17
Amortization of issuance costs	31	84
Total interest expense	$37	$101
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
Maturity of the Company’s 2023 convertible senior notes as of March 31, 2022 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$2,317
Total	$2,317
See Note 6 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022 for further description of the convertible senior notes.

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2022 and December 31, 2021, the Company had 69,521,562 and 68,488,337 shares of common stock issued and outstanding, respectively. During the three months ended March 31, 2022, the Company issued 540,130 shares of common stock in connection with 2023 convertible senior note settlements. During the three months ended March 31, 2022, the Company also received 111,416 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 111,416 shares during the three months ended March 31, 2022 reduced the number of shares of common stock outstanding.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

March 31, 2022
Stock options outstanding	1,768
RSUs (including PRSUs) outstanding	3,236
Shares available for future grant under 2014 Plan	15,736
Shares available for future issuance under ESPP	3,761
Total shares of common stock reserved	24,501

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2022 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,982	$38.65
Options granted (weighted average grant date fair value of $54.82 per share)	78	110.39
Options exercised	(281)	4.54
Options forfeited or expired	(11)	110.05
Outstanding as of March 31, 2022	1,768	$46.78	2.6	$123,988

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $110.40 per share as of March 31, 2022 for all in-the-money stock options outstanding.

Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of the Company’s restricted stock unit ("RSU"), activity during the three months ended March 31, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,560	$125.65
RSUs granted(1)	1,072	112.03
RSUs vested and released	(323)	105.70
RSUs forfeited or canceled	(73)	123.68
Outstanding as of March 31, 2022	3,236	123.18

(1) Includes 59,383 PRSUs granted during the first quarter of 2022.
Performance-Based Restricted Stock Units
During the first quarter of 2022, the Company granted 59,383 performance-based restricted stock units (“PRSUs”), with a weighted average grant date fair value of $8.3 million, as part of its annual grant of equity incentive awards to certain executives. The amount that may be earned pursuant to the PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods consisting of the Company’s 2022, 2023 and 2024 fiscal years. One-third of the total PRSUs may be earned and settled in shares following the end of each one-year performance period based on RTSR performance and subject to continued employment through the payment date, but the amount initially paid for 2022 and 2023 is limited to 100% of the target amount for the year, and any PRSUs resulting from above-target performance in those years will be paid following the end of 2024, subject to the executive’s continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of 2024 due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested PRSUs will vest on a double-trigger basis at the target level. The fair value of the PRSUs, which are subject to market and service conditions, are determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the PRSUs ratably over their requisite service period.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue	$7,793	$3,105
Research and development	10,145	4,763
Sales and marketing	13,424	6,771
General and administrative	8,032	6,269
Total stock-based compensation	$39,394	$20,908

As of March 31, 2022, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU	PRSU	ESPP
Unrecognized stock-based compensation expense	$22,048	$366,400	$7,847	$861
Weighted-average amortization period	2.6 years	2.8 years	2.8 years	0.1 years

The weighted-average assumptions used to value stock options and PRSUs granted during the periods presented were as follows:

Stock Options	Three Months Ended
	March 31, 2022	March 31, 2021
Expected term (years)	6.0	6.0
Volatility	46.0%	47.0%
Risk-free interest rate	1.8%	1.0%
Dividend yield (1)	—	—

PRSUs	Three Months Ended
	March 31, 2022	March 31, 2021
Closing price of common stock as of grant date (February 28, 2022)	$110.00	—
Expected term (years)	2.84	—
Volatility	48.8%	—
Risk-free interest rate	1.6%	—
Dividend yield (1)	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three months ended March 31, 2022 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(34,120)	$(12,332)
Weighted-average shares used in computing basic and diluted net loss per share	68,974	66,721
Basic and diluted net loss per share	$(0.49)	$(0.18)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Stock options	1,768	2,244
RSUs (includes PRSUs)	3,236	2,515
Convertible senior notes	6,042	6,884
Total	11,046	11,643

The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three months ended March 31, 2022 and 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for (benefit from) income taxes for the three months ended March 31, 2022 and 2021 was approximately $2.3 million and $(0.5) million, respectively. The provision for income taxes for the three months ended March 31, 2022 consisted primarily of foreign income tax expense from the intercompany sale of the Company's Australian intellectual property to the United States. The benefit from income taxes for the three months ended March 31, 2021 consisted primarily of foreign income tax benefit offset by domestic state minimum taxes.
For the three months ended March 31, 2022, the provision for income taxes differed from the statutory amount primarily due to foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2021, the benefit from income taxes differed from the statutory amount primarily due to state and foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2022 and December 31, 2021. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2022, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment purchases, operating leases for office facilities, cloud services agreement, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2021 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and did not change materially during the three months ended March 31, 2022, except for certain hosting and telecommunications agreements, cloud service agreements, the convertible senior notes, the contingent consideration described in Note 3, and the operating leases described in Note 12.
As of March 31, 2022, the Company’s commitment under various hosting and telecommunications agreements totaled $19.5 million for terms ranging up to 60 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of March 31, 2022, we had outstanding cloud service agreement commitments totaling $55.4 million, of which $12.6 million is expected to be paid in the remainder of 2022 and the remaining $42.8 million in 2023.
As of March 31, 2022, $749.8 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
United States	$167,247	$125,886
International	15,530	11,996
Total revenue	$182,777	$137,882

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	March 31, 2022	December 31, 2021
United States	$82,645	$68,674
International	8,831	9,111
Property and equipment, net	$91,476	$77,785

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$2,900	$2,668
Finance lease cost:
Amortization of right-of-use assets	$333	$717
Interest on finance lease liabilities	—	13
Total finance lease cost	$333	$730

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(2,709)	$(2,038)
Financing cash used in finance leases	—	(456)
Right of use assets obtained in exchange for lease obligations:
Operating leases	236	38,339
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$46,536	$48,703

Operating lease liabilities	$10,135	$9,826
Operating lease liabilities — less current portion	44,818	47,088
Total operating lease liabilities	$54,953	$56,914
Finance leases
Property and equipment, gross	$42,541	$42,541
Less: accumulated depreciation and amortization	(42,022)	(41,689)
Property and equipment, net	$519	$852
Weighted average remaining terms were as follows (in years):

	March 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	7.1	7.3
Weighted average discount rates were as follows:

	March 31, 2022	December 31, 2021
Weighted average discount rate
Operating leases	3.2%	3.2%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases
Remaining 2022	$8,744
2023	10,739
2024	7,870
2025	5,613
2026	5,773
Thereafter	22,875
Total future minimum lease payments	61,614
Less: imputed interest	(6,661)
Total	$54,953
As of March 31, 2022, the Company entered into an additional data center operating lease that had not yet commenced, representing a total commitment over its term of $0.3 million. This data center lease commenced on April 1, 2022, with a lease term of three years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2022 and 2021, subscription and related usage fees accounted for 91% and 92%, respectively, of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Russia-Ukraine Conflict
As the Russia-Ukraine conflict continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. For example, in response to the conflict, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. We have taken steps to ensure compliance with applicable regulatory restrictions on international trade and financial transactions. In response to the growing uncertainty arising from the conflict, we made a decision in March 2022 to close our Russia office in June 2022 and to establish a new European development center in Porto, Portugal. During the first quarter of 2022, we incurred approximately $2.7 million in costs related to the closure and relocation of our Russian operations, $0.4 million recorded in cost of revenue, $2.6 million recorded in research and development expense, $0.3 million recorded in general and administrative expense and $(0.6) million recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
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
In accordance with the various social distancing and other office closure orders and recommendations of applicable government agencies, all of our employees transitioned to work-from-home operations and we canceled all business travel by our employees except where necessary and properly authorized, which changed how we operated our business. Our clients and business partners have been, and continue to be subject to various and changing social distancing and office closure orders and recommendations and travel restrictions and prohibitions, which have changed the way we interact with our clients and business partners. Recently, we have re-opened our U.S. offices for employees to voluntarily return, subject to applicable government regulations. Appropriate measures are being taken to protect the health of employees who return to the office. We have also reinstated business travel on a voluntary basis and subject to prior approval.
COVID-19 had a moderately positive impact on our financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its impact on the U.S. and global economy remains uncertain, but we believe that there may be a continuing net benefit to us longer term.
Key GAAP Operating Results
Our revenue increased to $182.8 million for the three months ended March 31, 2022 from $137.9 million for the three months ended March 31, 2021. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three months ended March 31, 2022 and 2021, no single client accounted for more than 10% of our total revenue. As of March 31, 2022, we had over 2,500 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 7,500 agent seats. We had a net loss of $34.1 million in the three months ended March 31, 2022, compared to a net loss of $12.3 million in the three months ended March 31, 2021.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges, including the impact of the Russia-Ukraine conflict and the COVID-19 pandemic, that we must successfully address in order to sustain the growth of our business and improve our operating results.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	March 31, 2022	March 31, 2021
Annual Dollar-Based Retention Rate	120%	121%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to the initial benefit that we previously experienced in 2021 from the COVID-19 pandemic.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest (income) and other, (5) acquisition-related transaction costs and one-time integration costs, (6) contingent consideration expense, (7) exit costs related to the closure and relocation of our Russian operations, (8) provision for (benefit from) income taxes, and (9) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(34,120)	$(12,332)
Non-GAAP adjustments:
Depreciation and amortization (1)	10,795	8,763
Stock-based compensation (2)	39,394	20,908
Interest expense	1,870	1,938
Interest (income) and other	(845)	(175)
Acquisition-related transaction costs and one-time integration costs	1,638	1,094
Contingent consideration expense	260	2,500
Exit costs related to closure and relocation of Russian operations (3)	3,227	—
Provision for (benefit from) income taxes	2,256	(517)
Adjusted EBITDA	$24,475	$22,179
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue	$8,500	$7,087
Research and development	825	596
Sales and marketing	1	1
General and administrative	1,469	1,079
Total depreciation and amortization	$10,795	$8,763
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations was $2.7 million during the three months ended March 31, 2022. The $3.2 million adjustment presented above is net of $0.1 million included in “Depreciation and amortization” and $(0.6) million included in “Interest (income) and other.”
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs, amortization of acquired technology and amortization of internal-use software costs. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and operations and client support function to maintain high quality and availability of services, which investments we believe will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale. In the near-term, however, we expect cost of revenue to increase both in absolute dollars and as a percentage of revenue, primarily due to increased investments in professional services, public cloud and cloud operations to support our growth initiatives.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We capitalize a portion of our software development costs that meet the criteria for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue in the near term and to fluctuate in the longer term.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, sales commissions, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars and fluctuate as a percentage of revenue in the near and longer term as we continue to support our growth initiatives.
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
Results of Operations for the Three Months Ended March 31, 2022 and 2021
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	100%	100%
Cost of revenue	49%	43%
Gross profit	51%	57%
Operating expenses:
Research and development	20%	16%
Sales and marketing	35%	32%
General and administrative	13%	17%
Total operating expenses	68%	65%
Loss from operations	(17)%	(8)%
Other (expense) income, net:
Interest expense	(1)%	(1)%
Interest income and other	—%	—%
Total other (expense) income, net	(1)%	(1)%
Loss before income taxes	(18)%	(9)%
Provision for (benefit from) income taxes	1%	—%
Net loss	(19)%	(9)%

Revenue

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change

	(in thousands, except percentages)
Revenue	$182,777	$137,882	$44,895	33%
The increase in revenue for the three months ended March 31, 2022 compared to the same period of 2021 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$88,867	$59,803	$29,064	49%
% of Revenue	49%	43%
The increase in cost of revenue for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to a $12.9 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount and higher salaries, a $6.7 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $5.4 million increase in third-party hosted software costs driven by increased client activities, a $2.5 million increase in usage and carrier costs due to increased volume and higher costs, a $1.3 million increase in consulting costs for global expansion and a $1.1 million increase in staff augmentation costs related to implementation of our solutions, partially offset by a $1.3 million decrease in USF contributions and other federal telecommunication service fees due primarily to a decrease in the USF contribution rate offset in part by increased client usage.

Gross Profit

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$93,910	$78,079	$15,831	20%
% of Revenue	51%	57%
The increase in gross profit for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to increases in subscription and related revenues. The decrease in gross margin for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to the increase in personnel costs, driven by increased headcount and higher salaries, the increase in depreciation, data center and public cloud costs to support our growing capacity needs, the increase in third-party hosted software costs driven by increased client activities, the increase in usage and carrier costs, the increase in consulting costs due for global expansion and the increase in staff augmentation costs related to implementation of our solutions, offset in part a decrease in USF contributions and other federal telecommunication service fees due primarily to a decrease in the USF contribution rate. Due to increased investments in professional services, public cloud and cloud operations, we expect gross margin to decline slightly in the near term and increase in the long term.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change

	(in thousands, except percentages)
Research and development	$35,824	$22,121	$13,703	62%
% of Revenue	20%	16%
The increase in research and development expenses for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to a $12.2 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries, and a $0.6 million increase in office, facilities and related costs.
Sales and Marketing

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$64,611	$44,799	$19,812	44%
% of Revenue	35%	32%
The increase in sales and marketing expenses for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to a $13.9 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount and higher salaries, a $3.4 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, a $1.1 million increase in travel costs and a $0.6 million increase in office, facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$24,314	$22,245	$2,069	9%
% of Revenue	13%	17%
The increase in general and administrative expenses for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to a $3.0 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries, a $1.7 million increase in legal and other professional service costs, partially offset by a $2.2 million decrease in contingent consideration expense for the Inference acquisition.
Other (Expense) Income, Net

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,870)	$(1,938)	$68	(4)%
Interest income and other	845	175	670	383%
Total other (expense) income, net	$(1,025)	$(1,763)	$738	(42)%
% of Revenue	(1)%	(1)%
The decrease in interest expense for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to an increase in foreign currency remeasurement gains.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of March 31, 2022, we had $440.8 million in working capital, which included $100.2 million in cash and cash equivalents and $496.2 million in short-term and long-term marketable investments. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and opening a new office in Europe and any operational disruptions due to this transition, and the impact of the Russia-Ukraine conflict and the COVID-19 pandemic on these or other factors, the global economy, or our business. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or engage in debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, market conditions, the trading price of our common stock, and other factors, including the length and severity of the impact of the Russia-Ukraine conflict and the COVID-19 pandemic on general economic conditions and the financial markets. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by operating activities	$28,724	$13,765
Net cash provided by (used in) investing activities	11,177	(51,730)
Net cash used in financing activities	(30,628)	(6,081)
Net increase (decrease) in cash and cash equivalents	$9,273	$(44,046)

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
Net cash provided by operating activities was $28.7 million during the three months ended March 31, 2022. Net cash provided by operating activities resulted from our net loss of $34.1 million adjusted for non-cash items of $65.5 million, primarily consisting of $39.4 million of stock-based compensation, $10.8 million of depreciation and amortization, $8.7 million of amortization of commission costs, $0.9 million of amortization of issuance costs on our convertible senior notes and $0.3 million of contingent consideration expense, offset by use of cash for operating assets and liabilities of $(2.6) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
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
Cash Flows from Investing Activities
Net cash provided by investing activities of $11.2 million in the three months ended March 31, 2022 was comprised of $131.4 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $105.3 million related to purchases of marketable investments, $12.4 million in capital expenditures, $2.0 million in connection with an equity investment in a privately-held company and $0.6 million in capitalized software development costs.
Net cash used in investing activities of $(51.7) million in the three months ended March 31, 2021 was comprised of $163.7 million related to purchases of marketable investments and $8.2 million in capital expenditures, offset in part by $120.2 million related to cash proceeds from maturities of marketable investments.
Cash Flows from Financing Activities

Net cash used in financing activities of $(30.6) million in the three months ended March 31, 2022 related to $31.9 million of cash paid in connection with other 2023 convertible senior note settlements, partially offset by cash proceeds of $1.3 million from exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022.
Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of March 31, 2022, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of March 31, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $2.3 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
For additional information regarding the convertible senior notes, see Note 6 to the consolidated financial statements included in this report.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to ten years. Some of the leases include an option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice. We had outstanding operating lease obligations of $61.6 million as of March 31, 2022, with $8.7 million payable in the remainder of 2022, $18.6 million payable in 2023 and 2024, $11.4 million payable in 2025 and 2026, and $22.9 million after 2026. See Note 12 to the consolidated financial statements included in this report for further details.
Cloud Services
As of March 31, 2022, we had outstanding cloud service agreement commitments totaling $55.4 million, of which $12.6 million is expected to be paid in the remainder of 2022 and the remaining $42.8 million in 2023.

Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of March 31, 2022, we had outstanding hosting and telecommunication usage services obligations of $19.5 million, with $7.1 million payable in the remainder of 2022, $12.1 million payable in 2023 and 2024, and $0.3 million payable in 2025 and 2026.
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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.
We had cash and cash equivalents, and marketable securities totaling $596.4 million as of March 31, 2022. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of March 31, 2022, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $2.3 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars and, therefore, our revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar could make our solution more expensive outside the United States and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, except for Russia where compensation of our employees is primarily denominated in the U.S. dollar. In March 2022, we made a decision to close our Russia office in June 2022 and to establish a new European development center in Porto, Portugal.
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $1.4 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
Except for the below risk factors, which updates that previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 28, 2022, there have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to the other information set forth in this report, including the below update to Risk Factors, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
Risks Related to Our International Operations
We continue to expand our international operations, which exposes us to significant risks.
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Russia, where portions of engineering and operations have been performed, and Australia, after our acquisition of Inference, where additional portions of engineering and operations are now performed. In March 2022, we made a decision to close our Russia office in June 2022 and to establish a new European development center in Porto, Portugal. While some of our Russian-citizen employees may be eligible to travel to and work in Portugal, it may not be feasible to retain all of them and we may have to expand recruiting and employment-related efforts in Portugal. We have and will continue to incur costs in connection with this transition, and during the transition we may experience operational disruptions, and there can be no assurance that our new European operations will be as effective or as efficient as our prior Russian operations, which could harm our business and results of operations. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries, including our new location in Porto, Portugal.
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
We also will incur additional compliance costs associated with our international operations, including costs associated with expanding and rapidly changing sanctions and other trade controls. In addition, we may be unaware or unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international laws and regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, harm to our reputation or prohibitions on selling our solution, any of which could harm our business.
While we have worked to avoid and mitigate any effects of the Russia-Ukraine conflict on our business, employees and clients, the conflict is ongoing, and its ultimate scope and broader impacts cannot be predicted with certainty. For example, while the conflict has not yet had a negative impact on our employees, business, or operations outside these regions, it could, and if the conflict or related geopolitical tensions extend to other countries, such negative impacts could expand. Our business and operations could be harmed and our costs could increase if our or our clients’ or other partners’ manufacturing, logistics or other operations, costs or financial performance are disrupted or adversely affected. The Russia-Ukraine conflict has also had an adverse impact on the global economy, including on the inflation rate, and has caused significant fluctuation in global stock markets, including The NASDAQ Stock Market. All of these risks and conditions could harm our future sales, business and operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1+Ø
Five9 Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.
Date:	April 28, 2022	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)