Form 10-Q
period 2022-06-30
Five9, Inc.
filed 2022-07-28
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of July 25, 2022, there were 70,102,990 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
•our quarterly and annual results may fluctuate significantly, including as a result of the timing and success of new product and feature introductions by us, and may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;
•adverse economic conditions may harm our business, including the current global economic downturn;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in, or incorporated into, this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. You should not place undue reliance on our forward-looking statements. Any forward-looking statements you read in this report reflect our views only as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,315	$90,878
Marketable investments	397,067	378,980
Accounts receivable, net	82,885	83,731
Prepaid expenses and other current assets	38,464	30,342
Deferred contract acquisition costs, net	40,306	33,295
Total current assets	660,037	617,226
Property and equipment, net	99,994	77,785
Operating lease right-of-use assets	43,593	48,703
Intangible assets, net	34,015	39,897
Goodwill	165,420	165,420
Marketable investments	60,424	147,377
Other assets	11,886	11,871
Deferred contract acquisition costs, net — less current portion	101,854	84,663
Total assets	$1,177,223	$1,192,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,931	$20,510
Accrued and other current liabilities	56,894	78,577
Operating lease liabilities	9,836	9,826
Accrued federal fees	—	2,282
Sales tax liabilities	2,253	2,660
Deferred revenue	51,553	43,720
Convertible senior notes	187	—
Total current liabilities	146,654	157,575
Convertible senior notes — less current portion	736,485	768,599
Sales tax liabilities — less current portion	888	877
Operating lease liabilities — less current portion	42,186	47,088
Other long-term liabilities	6,108	7,671
Total liabilities	932,321	981,810
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	70	68
Additional paid-in capital	535,592	439,787
Accumulated other comprehensive loss	(4,534)	(287)
Accumulated deficit	(286,226)	(228,436)
Total stockholders’ equity	244,902	211,132
Total liabilities and stockholders’ equity	$1,177,223	$1,192,942
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$189,382	$143,782	$372,159	$281,664
Cost of revenue	88,229	64,395	177,096	124,198
Gross profit	101,153	79,387	195,063	157,466
Operating expenses:
Research and development	34,992	24,648	70,816	46,769
Sales and marketing	64,098	46,024	128,709	90,823
General and administrative	23,824	22,909	48,138	45,154
Total operating expenses	122,914	93,581	247,663	182,746
Loss from operations	(21,761)	(14,194)	(52,600)	(25,280)
Other (expense) income, net:
Interest expense	(1,857)	(2,118)	(3,727)	(4,056)
Interest income and other	280	(353)	1,125	(178)
Total other (expense) income, net	(1,577)	(2,471)	(2,602)	(4,234)
Loss before income taxes	(23,338)	(16,665)	(55,202)	(29,514)
Provision for (benefit from) income taxes	332	(135)	2,588	(652)
Net loss	$(23,670)	$(16,530)	$(57,790)	$(28,862)
Net loss per share:
Basic and diluted	$(0.34)	$(0.25)	$(0.83)	$(0.43)
Shares used in computing net loss per share:
Basic and diluted	69,748	67,292	69,363	67,008
Comprehensive Loss:
Net loss	$(23,670)	$(16,530)	$(57,790)	$(28,862)
Other comprehensive loss	(1,164)	(80)	(4,247)	(36)
Comprehensive loss	$(24,834)	$(16,610)	$(62,037)	$(28,898)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	67,029	$67	$331,528	$379	$(187,768)	$144,206
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	182	—	(149)	—	—	(149)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(28)	—	5	—	—	5
Issuance of common stock upon exercise of stock options	123	—	2,224	—	—	2,224
Issuance of common stock upon vesting of restricted stock units	310	1	—	—	—	1
Issuance of common stock under ESPP	68	—	8,128	—	—	8,128
Stock-based compensation	—	—	24,901	—	—	24,901
Other comprehensive loss	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(16,530)	(16,530)
Balance as of June 30, 2021	67,684	$68	$366,637	$299	$(204,298)	$162,706

Balance as of March 31, 2022	69,521	$70	$480,215	$(3,370)	$(262,556)	$214,359
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	34	—	(15)	—	—	(15)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(8)	—	1	—	—	1
Issuance of common stock upon exercise of stock options	70	—	1,728	—	—	1,728
Issuance of common stock upon vesting of restricted stock units	376	—	(2)	—	—	(2)
Issuance of common stock under ESPP	97	—	8,338	—	—	8,338
Stock-based compensation	—	—	45,327	—	—	45,327
Other comprehensive loss	—	—	—	(1,164)	—	(1,164)
Net loss	—	—	—	—	(23,670)	(23,670)
Balance as of June 30, 2022	70,090	$70	$535,592	$(4,534)	$(286,226)	$244,902

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	66,496	$67	$476,941	$335	$(198,179)	$279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	325	—	(275)	—	—	(275)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(47)	—	7	—	—	7
Issuance of common stock upon exercise of stock options	246	—	4,439	—	—	4,439
Issuance of common stock upon vesting of restricted stock units	596	1	—	—	—	1
Issuance of common stock under ESPP	68	—	8,128	—	—	8,128
Stock-based compensation	—	—	45,809	—	—	45,809
Other comprehensive income	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(28,862)	(28,862)
Balance as of June 30, 2021	67,684	$68	$366,637	$299	$(204,298)	$162,706

Balance as of December 30, 2021	68,488	$68	$439,787	$(287)	$(228,436)	$211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	574	—	(259)	—	—	(259)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(119)	—	3	—	—	3
Issuance of common stock upon exercise of stock options	351	1	3,004	—	—	3,005
Issuance of common stock upon vesting of restricted stock units	699	1	(1)	—	—	—
Issuance of common stock under ESPP	97	—	8,338	—	—	8,338
Stock-based compensation	—	—	84,720	—	—	84,720
Other comprehensive loss	—	—	—	(4,247)	—	(4,247)
Net loss	—	—	—	—	(57,790)	(57,790)
Balance as of June 30, 2022	70,090	$70	$535,592	$(4,534)	$(286,226)	$244,902

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

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(57,790)	$(28,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,435	18,414
Amortization of operating lease right-of-use assets	4,942	4,473
Amortization of deferred contract acquisition costs	18,653	11,468
Amortization of premium on marketable investments	1,114	3,521
Provision for doubtful accounts	505	337
Stock-based compensation	84,179	45,809
Amortization of discount and issuance costs on convertible senior notes	1,852	1,959
Deferred taxes	2,054	—
Change in fair of value of contingent consideration	260	5,200
Payment of contingent consideration liability in excess of acquisition-date fair value	(5,900)	—
Other	172	226
Changes in operating assets and liabilities:
Accounts receivable	310	(5,526)
Prepaid expenses and other current assets	(8,092)	(5,962)
Deferred contract acquisition costs	(42,854)	(35,319)
Other assets	(70)	147
Accounts payable	4,487	1,725
Accrued and other current liabilities	(4,107)	23,343
Accrued federal fees and sales tax liabilities	(2,677)	1,277
Deferred revenue	7,571	(2,118)
Other liabilities	(1,423)	(14,955)
Net cash provided by operating activities	25,621	25,157
Cash flows from investing activities:
Purchases of marketable investments	(151,712)	(325,628)
Proceeds from sales of marketable investments	600	1,557
Proceeds from maturities of marketable investments	214,585	282,048
Purchases of property and equipment	(34,474)	(19,477)
Capitalization of software development costs	(1,392)	—
Cash paid for an equity investment in a privately-held company	(2,000)	—
Net cash provided by (used in) investing activities	25,607	(61,500)
Cash flows from financing activities:
Repurchase of a portion of 2023 convertible senior notes, net of costs	(34,034)	(17,622)
Proceeds from exercise of common stock options	3,005	4,439
Proceeds from sale of common stock under ESPP	8,338	8,128
Payment of contingent consideration liability up to acquisition-date fair value	(18,100)	—
Payment of holdback related to an acquisition	—	(3,200)
Payments of finance leases	—	(575)
Net cash used in financing activities	(40,791)	(8,830)
Net increase (decrease) in cash and cash equivalents	10,437	(45,173)
Cash and cash equivalents:
Beginning of period	90,878	220,372
End of period	$101,315	$175,199
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,870	$1,912
Cash paid for income taxes	$647	$163
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$16,141	$7,818
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$109	$4,815
Stock-based compensation included in capitalized software development costs	$541	$—
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
Certain prior period amounts within investing activities in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation.
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
Significant Accounting Policies
Except for the below significant accounting policy, which updates the significant accounting policies previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 28, 2022, there have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Internal-use software development costs
The Company capitalizes certain qualifying costs incurred during the development stage of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development as incurred. Preliminary project activities include conceptual formulation, evaluation and final selection of alternatives, planning, proof of concept and requirement analysis of the selected alternative. Post-implementation stage begins when the internal-use software is ready for its intended use, and includes all internal and external training and application maintenance activities. Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is three years. The related amortization expense is recognized in cost of revenue.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net	$82,885	$83,731

Deferred contract acquisition costs, net:
Current	$40,306	$33,295
Non-current	101,854	84,663
Total deferred contract acquisition costs, net	$142,160	$117,958

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$3,112	$2,593
Contract liabilities (deferred revenue)	51,553	43,720
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	1,836	2,097
Net contract liabilities	$(50,277)	$(43,224)
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
In the three and six months ended June 30, 2022, the Company recognized revenue of $6.7 million and $33.0 million, respectively, related to its contract liabilities at December 31, 2021.
Remaining Performance Obligations
As of June 30, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $713.8 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$950	$—	$(4)	$946
U.S. treasury	131,289	3	(1,232)	130,060
U.S. agency securities	153,324	—	(1,512)	151,812
Commercial paper	18,081	—	—	18,081
Municipal bonds	92,382	—	(516)	91,866
Corporate bonds	4,326	—	(24)	4,302
Total	$400,352	$3	$(3,288)	$397,067

	June 30, 2022
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$498	$—	$(14)	$484
U.S. treasury	24,319	—	(740)	23,579
U.S. agency securities	32,286	—	(888)	31,398
Municipal bonds	5,080	—	(117)	4,963
Total	$62,183	$—	$(1,759)	$60,424

	December 31, 2021
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,615	$—	$—	$1,615
U.S. treasury	83,237	—	(24)	83,213
U.S. agency securities	159,070	—	(65)	159,005
Commercial paper	47,555	—	—	47,555
Municipal bonds	75,337	—	(96)	75,241
Corporate bonds	12,355	2	(6)	12,351
Total	$379,169	$2	$(191)	$378,980

	December 31, 2021
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$746	$—	$(2)	$744
U.S. treasury	63,566	—	(251)	63,315
U.S. agency securities	63,960	—	(254)	63,706
Municipal bonds	18,655	—	(64)	18,591
Corporate bonds	1,026	—	(5)	1,021
Total	$147,953	$—	$(576)	$147,377

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(18)	$1,430	$(2)	$2,010
U.S. treasury	(1,972)	143,721	(275)	140,527
U.S. agency securities	(2,400)	181,214	(320)	222,710
Municipal bonds	(633)	96,829	(160)	87,184
Corporate bonds	(24)	4,302	(10)	9,428
Total	$(5,047)	$427,496	$(767)	$461,859

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of June 30, 2022, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair values of the Company’s marketable investments by contractual maturity as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Due within one year	$400,352	$397,067	$379,169	$378,980
Due after one year	62,183	60,424	147,953	147,377
Total	$462,535	$457,491	$527,122	$526,357

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$28,820	$—	$—	$28,820
U.S. agency securities and government sponsored securities	—	649	—	649
Total cash equivalents	$28,820	$649	$—	$29,469

Marketable investments (short and long term)
Certificates of deposit	$—	$1,430	$—	$1,430
U.S. treasury	153,639	—	—	153,639
U.S. agency securities and government sponsored securities	—	183,210	—	183,210
Commercial paper	—	18,081	—	18,081
Municipal bonds	—	96,829	—	96,829
Corporate bonds	—	4,302	—	4,302
Total marketable investments	$153,639	$303,852	$—	$457,491

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$31,380	$—	$—	$31,380
Certificates of deposit	—	747	—	747
Total cash equivalents	$31,380	$747	$—	$32,127

Marketable investments (short and long-term)
Certificates of deposit	$—	$2,359	$—	$2,359
U.S. treasury	146,528	—	—	146,528
U.S. agency and government sponsored securities	—	222,711	—	222,711
Commercial paper	—	47,555	—	47,555
Municipal bonds	—	93,832	—	93,832
Corporate bonds	—	13,372	—	13,372
Total marketable investments	$146,528	$379,829	$—	$526,357

Liabilities
Contingent consideration	$—	$—	$23,740	$23,740
As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $0.4 million and $114.9 million, respectively. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $732.4 million and $917.3 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
As part of the agreement to acquire Inference Solutions Inc. ("Inference") in November 2020, the Company was obligated to pay contingent earn out consideration of up to $24.0 million based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ended on December 31, 2021. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. The resulting probability-weighted contingent consideration amounts were discounted based on the Company’s estimated cost of debt. During the three months ended March 31, 2022, the Company concluded that the final contingent consideration amount was $24.0 million and recognized an additional $0.3 million of contingent consideration expense to adjust the fair value from $23.7 million at December 31, 2021 to $24.0 million at March 31, 2022. The Company paid the $24.0 million contingent consideration amount in April 2022.
A reconciliation of the beginning and ending balance for contingent consideration consisted of the following (in thousands):

Six Months Ended June 30, 2022
Balance, beginning of period	$23,740
Change in fair value of contingent consideration	260
Less: payment	(24,000)
Balance, end of period	$—
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that it does not have the ability to exercise significant influence over. The Company elected the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment will be accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transaction or events occurred.
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.
The fair value of the Company’s other financial instruments’, including accounts receivable, accounts payable and other current liabilities, approximate their carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s operating leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company.

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$71,846	$58,751
Certificates of deposit	—	747
Money market funds	28,820	31,380
U.S. agency securities	649	—
Total cash and cash equivalents	$101,315	$90,878
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$71,376	$75,970
Unbilled trade accounts receivable, net of advance client deposits	11,744	7,981
Allowance for doubtful accounts	(235)	(220)
Accounts receivable, net	$82,885	$83,731
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$28,914	$21,306
Other current assets	6,438	6,443
Contract assets	3,112	2,593
Prepaid expenses and other current assets	$38,464	$30,342
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer and network equipment	$147,879	$116,701
Computer software	48,209	44,268
Internal-use software development costs	2,433	500
Furniture and fixtures	3,993	3,953
Leasehold improvements	6,069	5,914
Property and equipment	208,583	171,336
Accumulated depreciation and amortization	(108,589)	(93,551)
Property and equipment, net	$99,994	$77,785

Depreciation and amortization expense associated with property and equipment was $8.7 million and $16.6 million for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense associated with property and equipment was $6.7 million and $12.5 million for the three and six months ended June 30, 2021, respectively.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	June 30, 2022	December 31, 2021
Gross	$42,504	$42,541
Less: accumulated depreciation and amortization	(42,194)	(41,689)
Total	$310	$852
Other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Other assets	$5,033	$4,964
Equity investment	2,000	—
Deferred tax assets	4,853	6,907
Total	$11,886	$11,871
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses	$18,784	$20,108
Accrued compensation and benefits	38,110	34,729
Contingent consideration	—	23,740
Accrued and other current liabilities	$56,894	$78,577
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred revenue	$1,836	$2,097
Other long-term liabilities	4,272	5,574
Other long-term liabilities	$6,108	$7,671

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the six months ended June 30, 2022.
Intangible Assets
The following table summarizes the activity in the Company's intangible assets balance during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning of the period	$36,950	$39,897
Amortization	(2,935)	(5,882)
End of the period	$34,015	$34,015
The components of intangible assets were as follows (in thousands):

	June 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$56,214	$(23,352)	$32,862	3.6	$56,214	$(17,821)	$38,393	4.0
Acquired workforce	470	(412)	58	0.4	470	(334)	136	0.9
Customer relationships	1,600	(581)	1,019	3.2	1,600	(421)	1,179	3.7
Trademarks	500	(424)	76	0.4	500	(311)	189	0.9
Total	$58,784	$(24,769)	$34,015	3.6	$58,784	$(18,887)	$39,897	4.0

Amortization expense for intangible assets was $2.9 million and $5.9 million during the three and six months ended June 30, 2022, respectively. Amortization expense for intangible assets was $2.9 million and $5.9 million during the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2022	$5,823
2023	10,870
2024	7,527
2025	5,595
2026	4,200
Thereafter	—
Total	$34,015

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $91.14 per share on June 30, 2022, the last trading day during the three months ended June 30, 2022, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 30, 2022, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended June 30, 2022, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending September 30, 2022.
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

The net carrying amount of the 2025 convertible senior notes as of June 30, 2022 and as of December 31, 2021 was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$747,500	$747,500
Unamortized issuance costs	(11,015)	(12,835)
Net carrying amount	$736,485	$734,665
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Contractual interest expense	$934	$1,121	$1,869	$2,055
Amortization of issuance costs	922	912	1,821	1,802
Total interest expense	$1,856	$2,033	$3,690	$3,857
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
Maturity of the Company’s 2025 convertible senior notes as of June 30, 2022 was as follows (in thousands):

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
As of June 30, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the second quarter of 2022, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020 and 2021 and for the first two quarters of 2022. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to June 30, 2022, and are also currently convertible between July 1, 2022 to September 30, 2022. Whether the 2023 convertible senior notes will be convertible after September 30, 2022 will depend on the continued satisfaction of this condition or other conversion conditions in the future. During the six months ended June 30, 2022, the Company paid $34.0 million in cash and issued 573,633 shares of its common stock to settle aggregate principal amount of $34.0 million of its 2023 convertible senior notes. As of June 30, 2022, approximately $0.2 million aggregate principal amount of the Company's 2023 convertible senior notes remained outstanding. The conversions that occurred during the six months ended June 30, 2022 were subject to ASU 2020-06 and such conversions were accounted for as contractual conversions, which did not result in any gain or loss upon their settlement.
During the six months ended June 30, 2022, the Company received 119,492 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the shares reduced the number of shares of common stock outstanding.
In addition, on or prior to June 30, 2022, the Company received elections to convert aggregate principal amount of $0.1 million of its 2023 convertible senior notes that remain unsettled as of the end of the second quarter of 2022. The Company expects to settle these conversions in cash or a combination of cash and shares during the third quarter of 2022. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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

The net carrying amount of the 2023 convertible senior notes as of June 30, 2022 and as of December 31, 2021 was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$188	$34,225
Unamortized issuance costs	(1)	(291)
Net carrying amount	$187	$33,934
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Contractual interest expense	$—	$6	$6	$23
Amortization of issuance costs	—	73	31	157
Total interest expense	$—	$79	$37	$180
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
Maturity of the Company’s 2023 convertible senior notes as of June 30, 2022 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$188
Total	$188
See Note 6 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022 for further description of the convertible senior notes.
Adoption of ASU 2020-06
On January 1, 2021, the Company elected to early adopt ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior-period information was not retrospectively adjusted.
Prior to the adoption of ASU 2020-06, the 2025 and 2023 convertible senior notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The equity component was recorded in additional paid-in-capital and was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) was amortized to interest expense over the contractual term of the 2025 and 2023 convertible senior notes at an effective interest rate of 5.76% and 6.39%, respectively.
Prior to the adoption of ASU 2020-06, the debt issuance costs related to the 2025 and 2023 convertible senior notes were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component were amortized to interest expense using the effective interest method over the contractual term of the 2025 and 2023 convertible senior notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
In accounting for the 2025 and 2023 convertible senior notes after adoption of ASU 2020-06, the 2025 convertible senior notes are accounted for as a single liability, and the issuance costs related to the 2025 and 2023 convertible senior notes are being amortized to interest expense over the contractual term at an effective interest rate of 1.0% and 0.76%, respectively.

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2022 and December 31, 2021, the Company had 70,090,027 and 68,488,337 shares of common stock issued and outstanding, respectively. During the three and six months ended June 30, 2022, the Company issued 33,503 shares and 573,633 shares, respectively, of common stock in connection with 2023 convertible senior note settlements. During the three and six months ended June 30, 2022, the Company also received 8,076 shares and 119,492 shares, respectively, from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 8,076 shares and 119,492 shares during the three and six months ended June 30, 2022 reduced the number of shares of common stock outstanding.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

June 30, 2022
Stock options outstanding	1,698
RSUs (including PRSUs) outstanding	3,111
Shares available for future grant under 2014 Plan	15,484
Shares available for future issuance under ESPP	3,664
Total shares of common stock reserved	23,957

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2022 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,982	$38.65
Options granted (weighted average grant date fair value of $54.84 per share)	81	110.55
Options exercised	(351)	8.55
Options forfeited or expired	(14)	116.87
Outstanding as of June 30, 2022	1,698	$47.68	2.4	$90,323

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $91.14 per share as of June 30, 2022 for all in-the-money stock options outstanding.

Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of the Company’s restricted stock unit ("RSU"), activity during the six months ended June 30, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,560	$125.65
RSUs granted(1)	1,392	110.97
RSUs vested and released	(699)	110.68
RSUs forfeited or canceled	(142)	124.59
Outstanding as of June 30, 2022	3,111	121.84

(1) Includes 120,346 PRSUs granted during the six months ended June 30, 2022.
Performance-Based Restricted Stock Units
In February 2022, the Company granted 59,383 performance-based restricted stock units (“PRSUs”), which are subject to market and service conditions and have a weighted average grant date fair value of $8.3 million as part of its annual grant of equity incentive awards to certain executives. The amount that may be earned pursuant to the PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods consisting of the Company’s 2022, 2023 and 2024 fiscal years. One-third of the total PRSUs may be earned and settled in shares following the end of each one-year performance period based on RTSR performance and subject to continued employment through the payment date, but the amount initially paid for 2022 and 2023 is limited to 100% of the target amount for the year, and any PRSUs resulting from above-target performance in those years will be paid following the end of 2024, subject to the executive’s continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of 2024 due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested PRSUs will vest on a double-trigger basis at the target level. The fair value of the PRSUs are determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the PRSUs ratably over their requisite service period.
In June 2022, the Company granted 60,963 shares of PRSUs, subject to performance and service conditions, with a grant date fair value of $6.3 million as a retention award to an executive. The amount of PRSUs that may be earned will be determined based on achievement of two quarterly revenue goals, which can be achieved through the fourth fiscal quarter of 2023. One third of the PRSUs may be earned based on achievement of the first revenue target and, if achieved, will vest in four quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. Two thirds of the PRSUs may be earned based on achievement of the second revenue target and, if achieved, will vest in eight quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. The PRSUs are otherwise on the Company's standard award terms from the February 2022 PRSU grants. The Company began recognizing the fair value of these PRSUs ratably over the requisite service period since it concluded that the performance conditions were probable of achievement at June 30, 2022. The Company will reassess the probability of the achievement of the performance conditions at each reporting period and a cumulative catch-up adjustment will be recorded to stock-based compensation cost for any change in the probability assessment.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of revenue	$8,538	$3,781	$16,330	$6,886
Research and development	11,818	6,152	21,963	10,915
Sales and marketing	14,963	8,208	28,387	14,979
General and administrative	9,467	6,760	17,499	13,029
Total stock-based compensation expense	44,786	24,901	84,179	45,809

As of June 30, 2022, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$19,422	$344,075	$12,906	$1,635
Weighted-average amortization period	2.4 years	2.6 years	2.1 years	0.4 years
The weighted-average assumptions used to value stock options and PRSUs with market conditions granted during the periods presented were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expected term (years)	6.0	6.0	6.0	6.0
Volatility	47%	47.0%	46%	47%
Risk-free interest rate	3.0%	1.0%	1.8%	1.1%
Dividend yield (1)	—	—	—	—

PRSUs (Market Conditions)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Closing price of common stock as of grant date (February 28, 2022)	—	—	$110.00	—
Expected term (years)	—	—	2.84	—
Volatility	—	—	48.8%	—
Risk-free interest rate	—	—	1.6%	—
Dividend yield (1)	—	—	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and six months ended June 30, 2022 and 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(23,670)	$(16,530)	$(57,790)	$(28,862)
Weighted-average shares used in computing basic and diluted net loss per share	69,748	67,292	69,363	67,008
Basic and diluted net loss per share	$(0.34)	$(0.25)	$(0.83)	$(0.43)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options	1,698	2,129	1,698	2,129
RSUs (includes PRSUs)	3,111	2,273	3,111	2,273
Convertible senior notes	5,571	6,708	5,804	6,796
Total	10,380	11,110	10,613	11,198
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended June 30, 2022 and 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2022 was approximately $0.3 million and $2.6 million, respectively. The benefit from income taxes for the three and six months ended June 30, 2021 was approximately $(0.1) million and $(0.7) million, respectively.
The provision for income taxes for the three and six months ended June 30, 2022 consisted primarily of foreign deferred income tax expense from the intercompany sale of the Company's Australian intellectual property to the United States and foreign current income tax expense. The benefit from income taxes for the three and six months ended June 30, 2021 consisted primarily of a foreign income tax benefit offset by domestic state minimum taxes.
For the three and six months ended June 30, 2022, the provision for income taxes differed from the statutory amount primarily due to foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2021, the benefit from income taxes differed from the statutory amount primarily due to state and foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2022 and December 31, 2021. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2022, there were no material changes to the total amount of unrecognized tax benefits.

10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, operating leases for office facilities, cloud services agreements, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2021 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and did not change materially during the six months ended June 30, 2022, except for certain hosting and telecommunications agreements, cloud service agreements, the convertible senior notes, and the operating leases described in Note 12.
As of June 30, 2022, the Company’s commitment under various hosting and telecommunications agreements totaled $18.8 million for terms ranging up to 48 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of June 30, 2022, the Company had outstanding cloud service agreement commitments totaling $50.5 million, of which $9.5 million is expected to be paid in the remainder of 2022 and the remaining $41.0 million in 2023.
As of June 30, 2022, $747.7 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
United States	$170,984	$131,257	$338,231	$257,143
International	18,398	12,525	33,928	24,521
Total revenue	$189,382	$143,782	$372,159	$281,664

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2022	December 31, 2021
United States	$92,448	$68,674
International	7,546	9,111
Property and equipment, net	$99,994	$77,785

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$2,869	$2,517	$5,769	$5,185
Finance lease cost:
Amortization of right-of-use assets	$135	$544	$468	$1,261
Interest on finance lease liabilities	—	5	—	18
Total finance lease cost	$135	$549	$468	$1,279

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(2,829)	$(1,370)	$(5,538)	$(3,408)
Financing cash used in finance leases	—	(119)	—	(575)
Right of use assets obtained in exchange for lease obligations:
Operating leases	264	4,090	584	42,429
Finance leases	—	—	—	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$43,593	$48,703

Operating lease liabilities	$9,836	$9,826
Operating lease liabilities — less current portion	42,186	47,088
Total operating lease liabilities	$52,022	$56,914
Finance leases
Property and equipment, gross	$42,504	$42,541
Less: accumulated depreciation and amortization	(42,194)	(41,689)
Property and equipment, net	$310	$852
Weighted average remaining terms were as follows (in years):

	June 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	7.0	7.3
Weighted average discount rates were as follows:

	June 30, 2022	December 31, 2021
Weighted average discount rate
Operating leases	3.2%	3.2%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases
Remaining 2022	$5,917
2023	10,458
2024	7,723
2025	5,584
2026	5,716
Thereafter	22,829
Total future minimum lease payments	58,227
Less: imputed interest	(6,205)
Total	$52,022
As of June 30, 2022, the Company entered into an additional data center operating leases that had not yet commenced, representing a total commitment over their terms of $4.8 million. These operating leases are expected to commence during the third quarter of 2022 with lease terms of two to three years. The Company also entered into an additional facility operating lease that is expected to commence in August 2022 with a lease term of three years, representing a total commitment over its term of $1.4 million.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and six months ended June 30, 2022, subscription and related usage fees accounted for 91% of our revenue. For each of the three and six months ended June 30, 2021, subscription and related usage fees accounted for 92% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.

Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by macroeconomic deterioration, the Russia-Ukraine conflict and the COVID-19 pandemic.
Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, all of which can cause client hesitancy and uncertainty. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
In March 2022 we decided to close our Russia office and to establish a new European development center in Porto, Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the three and six months ended June 30, 2022, we incurred approximately $1.1 million and $3.9 million in costs related to the closure and relocation of our Russian operations, of which $3.0 thousand and $0.4 million was recorded in cost of revenue, $0.1 million and $2.7 million was recorded in research and development expense, $0.8 million and $1.1 million was recorded in general and administrative expense and $0.2 million and $(0.3) million was recorded in interest income and other, respectively, in our condensed consolidated statements of operations and comprehensive loss. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
The COVID-19 pandemic had a moderately positive impact on our financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its continuing impact on the U.S. and global economy remains uncertain, but we believe that most of this benefit has now dissipated.
Key GAAP Operating Results
Our revenue increased to $189.4 million and $372.2 million for the three and six months ended June 30, 2022 from $143.8 million and $281.7 million for the three and six months ended June 30, 2021. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and six months ended June 30, 2022 and 2021, no single client accounted for more than 10% of our total revenue. As of June 30, 2022, we had over 2,500 clients across multiple industries. Our clients’ subscriptions generally range in size from fewer than 10 agent seats to approximately 7,200 agent seats. We had a net loss of $23.7 million and $57.8 million in the three and six months ended June 30, 2022, compared to a net loss of $16.5 million and $28.9 million in the three and six months ended June 30, 2021.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges, including the impact of the global economic downturn, the Russia-Ukraine conflict and the COVID-19 pandemic, that we must successfully address in order to sustain the growth of our business and improve our operating results.
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

The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	June 30, 2022	June 30, 2021
Annual Dollar-Based Retention Rate	118%	123%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest (income) and other, (5) acquisition-related transaction and one-time integration costs, (6) contingent consideration expense, (7) exit costs related to the closure and relocation of our Russian operations, (8) provision for (benefit from) income taxes, and (9) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(23,670)	$(16,530)	$(57,790)	$(28,862)
Non-GAAP adjustments:
Depreciation and amortization (1)	11,640	9,651	22,435	18,414
Stock-based compensation (2)	44,786	24,901	84,179	45,809
Interest expense	1,857	2,118	3,727	4,056
Interest (income) and other	(280)	353	(1,125)	178
Exit costs related to closure and relocation of Russian operations	214	—	3,441	—
Acquisition-related transaction and one-time integration costs	1,714	973	3,352	2,067
Contingent consideration expense	—	2,700	260	5,200
Refund for prior year overpayment of USF fees	(3,511)	—	(3,511)	—
Provision for (benefit from) income taxes	332	(135)	2,588	(652)
Adjusted EBITDA	$33,082	$24,031	$57,556	$46,210
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of revenue	$8,747	$7,825	$17,247	$14,912
Research and development	804	729	1,629	1,325
Sales and marketing	1	1	2	2
General and administrative	2,088	1,096	3,557	2,175
Total depreciation and amortization	$11,640	$9,651	$22,435	$18,414
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations was $1.1 million and $3.9 million during the three and six months ended June 30, 2022, respectively. The $0.2 million and $3.4 million adjustments presented above were net of $0.7 million and $0.8 million included in “Depreciation and amortization” and $0.2 million and $(0.3) million included in “Interest (income) and other.”
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of the servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs, amortization of acquired technology and amortization of internal-use software costs. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, client support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase in absolute dollars and fluctuate as a percentage of revenue in the near and longer term.
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
Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	100%	100%	100%	100%
Cost of revenue	47%	45%	48%	44%
Gross profit	53%	55%	52%	56%
Operating expenses:
Research and development	18%	17%	19%	17%
Sales and marketing	34%	32%	34%	32%
General and administrative	12%	16%	13%	16%
Total operating expenses	64%	65%	66%	65%
Loss from operations	(11)%	(10)%	(14)%	(9)%
Other (expense) income, net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other	—%	(1)%	—%	—%
Total other (expense) income, net	(1)%	(2)%	(1)%	(1)%
Loss before income taxes	(12)%	(12)%	(15)%	(10)%
Provision for (benefit from) income taxes	—%	(1)%	1%	—%
Net loss	(12)%	(11)%	(16)%	(10)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Revenue	$189,382	$143,782	$45,600	32%	$372,159	$281,664	$90,495	32%
The increase in revenue for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$88,229	$64,395	$23,834	37%	$177,096	$124,198	$52,898	43%
% of Revenue	47%	45%			48%	44%
The increase in cost of revenue for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to a $11.4 million and $24.1 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount and higher salaries, a $8.4 million and $15.1 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $4.4 million and $9.8 million increase in third-party hosted software costs driven by increased client activities, a $1.4 million and $3.8 million increase in usage and carrier costs due to increased volume and higher costs, a $1.3 million and $2.4 million increase in consulting costs for global expansion and a $1.2 million and $2.5 million increase in staff augmentation costs related to implementation of our solutions, partially offset by a $5.1 million and $6.4 million decrease in USF contributions and other federal telecommunication service fees due primarily to a change in methodology, which resulted in a $3.5 million refund for 2020 and a decrease in the USF contribution rate, offset in part by increased client usage.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$101,153	$79,387	$21,766	27%	$195,063	$157,466	$37,597	24%
% of Revenue	53%	55%			52%	56%
The increase in gross profit for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to increases in subscription and related revenues. The decrease in gross margin for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to increased cost of revenue as described above, which grew slightly more than our growth in revenue. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Research and development	$34,992	$24,648	$10,344	42%	$70,816	$46,769	$24,047	51%
% of Revenue	18%	17%			19%	17%
The increase in research and development expenses for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to a $9.7 million and $22.4 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries, and a $1.0 million and $1.5 million increase in office, facilities and related costs.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$64,098	$46,024	$18,074	39%	$128,709	$90,823	$37,886	42%
% of Revenue	34%	32%			34%	32%
The increase in sales and marketing expenses for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to a $10.2 million and $22.9 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount and higher salaries, a $3.9 million and $7.3 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, a $1.0 million and $2.1 million increase in travel costs and a $0.7 million and $1.2 million increase in office, facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$23,824	$22,909	$915	4%	$48,138	$45,154	$2,984	7%
% of Revenue	12%	16%			13%	16%
The increase in general and administrative expenses for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to a $3.5 million and $6.4 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries, a $0.1 million and $1.7 million increase in legal and other professional service costs, partially offset by a $2.7 million and $4.9 million decrease in contingent consideration expense for the Inference acquisition.
Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,857)	$(2,118)	$261	(12)%	$(3,727)	$(4,056)	$329	(8)%
Interest income and other	280	(353)	633	(179)%	1,125	(178)	1,303	(732)%
Total other (expense) income, net	$(1,577)	$(2,471)	$894	(36)%	$(2,602)	$(4,234)	$1,632	(39)%
% of Revenue	(1)%	(2)%			(1)%	(1)%
The decrease in interest expense for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to higher interest income on our marketable investments and an increase in foreign currency remeasurement gains.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of June 30, 2022, we had $513.4 million in working capital, which included $101.3 million in cash and cash equivalents and $397.1 million in short-term marketable investments, and excluded long-term marketable investments of $60.4 million. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and opening a new office in Europe and any operational disruptions due to this transition, and the impact of the Russia-Ukraine conflict and the COVID-19 pandemic on these or other factors, the global economy, or our business. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or engage in debt financings at any time to fund these or other requirements.

However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the ongoing COVID-19 pandemic. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$25,621	$25,157
Net cash provided by (used in) investing activities	25,607	(61,500)
Net cash used in financing activities	(40,791)	(8,830)
Net increase (decrease) in cash and cash equivalents	$10,437	$(45,173)

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
Net cash provided by operating activities was $25.6 million during the six months ended June 30, 2022. Net cash provided by operating activities resulted from our net loss of $57.8 million, adjustments to reconcile net loss to net cash provided by operating activities of $130.3 million, primarily consisting of $84.2 million of stock-based compensation, $22.4 million of depreciation and amortization, $18.7 million of amortization of commission costs, $1.9 million of amortization of issuance costs on our convertible senior notes, and $(5.9) million adjustment for the Inference contingent consideration in excess of its acquisition-date fair value, offset by use of cash for operating assets and liabilities of $(46.9) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
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
Cash Flows from Investing Activities
Net cash provided by investing activities of $25.6 million in the six months ended June 30, 2022 was comprised of $215.2 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $151.7 million related to purchases of marketable investments, $34.5 million in capital expenditures, $2.0 million in connection with an equity investment in a privately-held company and $1.4 million in capitalized software development costs.

Net cash used in investing activities of $(61.5) million in the six months ended June 30, 2021 was comprised of $325.6 million related to purchases of marketable investments and $19.5 million in capital expenditures, offset in part by $283.6 million related to cash proceeds from maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(40.8) million in the six months ended June 30, 2022 related to $34.0 million of cash paid in connection with other 2023 convertible senior note settlements and $24.0 million of cash paid in connection with the contingent consideration payment related to the Inference acquisition, of which $18.1 million represented the acquisition-date fair value and was disclosed as a financing activity and $5.9 million represented the amount of payment in excess of the acquisition-date fair value and was disclosed as an adjustment to operating activity, partially offset by $8.3 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $3.0 million from exercise of stock options.
Net cash used in financing activities of $(8.8) million in the six months ended June 30, 2021 related to $17.6 million of cash paid in connection with other 2023 convertible senior note settlements, $3.2 million of cash paid in connection with a holdback payment related to the Virtual Observer acquisition and $0.6 million of payments related to finance leases, partially offset by $8.1 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $4.4 million from exercise of stock options.
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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of June 30, 2022, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of June 30, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
For additional information regarding the convertible senior notes, see Note 6 to the consolidated financial statements included in this report.
Leases

We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to ten years. Some of the leases include an option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice. We had outstanding operating lease obligations of $58.2 million as of June 30, 2022, with $5.9 million payable in the remainder of 2022, $18.2 million payable in 2023 and 2024, $11.3 million payable in 2025 and 2026, and $22.8 million after 2026. See Note 12 to the consolidated financial statements included in this report for further details.
Cloud Services
As of June 30, 2022, we had outstanding cloud service agreement commitments totaling $50.5 million, of which $9.5 million is expected to be paid in the remainder of 2022 and the remaining $41.0 million in 2023.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of June 30, 2022, we had outstanding hosting and telecommunication usage services obligations of $18.8 million, with $5.7 million payable in the remainder of 2022, $13.0 million payable in 2023 and 2024, and $0.1 million payable in 2025.
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
We had cash and cash equivalents, and marketable securities totaling $558.8 million as of June 30, 2022. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2022, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $0.2 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $2.8 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business depends on the overall demand for cloud contact center software solutions, the economic health of our current and prospective clients and worldwide economic conditions. In addition to the United States, Canada, Europe, Latin America and Australia, we plan in the future to market and sell our solution in Asia and other international markets. Adverse economic conditions in these markets, including increased inflation rates, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, could reduce overall demand for our solution, particularly in our installed base, delay our clients' implementation of our solution, delay or lengthen sales cycles, delay international expansion, lower prices for our solution, and may also lead to longer collection cycles for payments due from our clients, as well as result in an increase in customer bad debt. All of these potential circumstances could lead to slower growth or even a decline in our revenues, operating results and cash flows.
Risks Related to Our International Operations
We continue to expand our international operations, which exposes us to significant risks.
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Portugal, where we are transitioning portions of engineering and operations that were previously performed in Russia, and Australia, where additional portions of engineering and operations are now performed. In March 2022, we made a decision to close our Russia office and to establish a new European development center in Porto, Portugal. While approximately half of our Russian-citizen employees are moving to and intend to work in Portugal, it was not feasible to retain all of them and, in connection with growing our overall operations presence in Portugal, we have expanded recruiting and employment-related efforts in Portugal to further enhance our operations. We have and will continue to incur costs in connection with this transition, and during the transition we have and may continue to experience operational disruptions. There can be no assurance that our new European operations will be as effective or as efficient as our prior Russian operations, which could harm our business and results of operations. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries, including our new location in Porto, Portugal.
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1+*	Five9 Inc. Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (Revenue Goals) - 2014 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

+ Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	July 28, 2022	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)