Form 10-Q
period 2022-09-30
Five9, Inc.
filed 2022-11-07
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of November 1, 2022, there were 70,505,394 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
•our quarterly and annual results may fluctuate significantly, including as a result of the timing and success of new product and feature introductions by us, and may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;
•adverse economic conditions, including the impact of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, and other factors, may continue to harm our business;
•if we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed;
•if our existing clients terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we might expect, our revenues and gross margins will be harmed and we will be required to spend more money to grow our client base;
•our recent rapid growth may not be indicative of our future growth, and even if we continue to grow rapidly, we may fail to manage our growth effectively;
•our recent Chief Executive Officer transition could disrupt our operations, result in additional executive and personnel transitions and make it more difficult for us to hire and retain employees;
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
•we continue to expand our international operations, which exposes us to significant macroeconomic and other risks;
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
•our stock price is volatile;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,492	$90,878
Marketable investments	447,612	378,980
Accounts receivable, net	88,225	83,731
Prepaid expenses and other current assets	32,600	30,342
Deferred contract acquisition costs, net	43,587	33,295
Total current assets	741,516	617,226
Property and equipment, net	101,969	77,785
Operating lease right-of-use assets	44,941	48,703
Intangible assets, net	31,081	39,897
Goodwill	165,420	165,420
Marketable investments	1,961	147,377
Other assets	11,963	11,871
Deferred contract acquisition costs, net — less current portion	107,961	84,663
Total assets	$1,206,812	$1,192,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,153	$20,510
Accrued and other current liabilities	63,122	78,577
Operating lease liabilities	10,201	9,826
Accrued federal fees	439	2,282
Sales tax liabilities	2,485	2,660
Deferred revenue	53,834	43,720
Convertible senior notes	176	—
Total current liabilities	151,410	157,575
Convertible senior notes — less current portion	737,429	768,599
Sales tax liabilities — less current portion	894	877
Operating lease liabilities — less current portion	42,487	47,088
Other long-term liabilities	5,147	7,671
Total liabilities	937,367	981,810
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	71	68
Additional paid-in capital	582,908	439,787
Accumulated other comprehensive loss	(4,101)	(287)
Accumulated deficit	(309,433)	(228,436)
Total stockholders’ equity	269,445	211,132
Total liabilities and stockholders’ equity	$1,206,812	$1,192,942
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$198,342	$154,328	$570,501	$435,992
Cost of revenue	94,111	67,137	271,207	191,335
Gross profit	104,231	87,191	299,294	244,657
Operating expenses:
Research and development	34,113	29,680	104,929	76,449
Sales and marketing	67,353	49,712	196,062	140,535
General and administrative	24,496	26,790	72,634	71,944
Total operating expenses	125,962	106,182	373,625	288,928
Loss from operations	(21,731)	(18,991)	(74,331)	(44,271)
Other (expense) income, net:
Interest expense	(1,879)	(1,947)	(5,606)	(6,003)
Interest income and other	982	213	2,107	35
Total other (expense) income, net	(897)	(1,734)	(3,499)	(5,968)
Loss before income taxes	(22,628)	(20,725)	(77,830)	(50,239)
Provision for (benefit from) income taxes	579	(188)	3,167	(840)
Net loss	$(23,207)	$(20,537)	$(80,997)	$(49,399)
Net loss per share:
Basic and diluted	$(0.33)	$(0.30)	$(1.16)	$(0.73)
Shares used in computing net loss per share:
Basic and diluted	70,232	67,800	69,656	67,278
Comprehensive Loss:
Net loss	$(23,207)	$(20,537)	$(80,997)	$(49,399)
Other comprehensive income (loss)	433	(74)	(3,814)	(110)
Comprehensive loss	$(22,774)	$(20,611)	$(84,811)	$(49,509)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	67,684	$68	$366,637	$299	$(204,298)	$162,706
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	24	—	(12)	—	—	(12)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(4)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	87	—	1,592	—	—	1,592
Issuance of common stock upon vesting of restricted stock units	243	—	—	—	—	—
Stock-based compensation	—	—	27,395	—	—	27,395
Other comprehensive loss	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(20,537)	(20,537)
Balance as of September 30, 2021	68,034	$68	$395,612	$225	$(224,835)	$171,070

Balance as of June 30, 2022	70,090	$70	$535,592	$(4,534)	$(286,226)	$244,902
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	—	—	(16)	—	—	(16)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	—	—	5	—	—	5
Issuance of common stock upon exercise of stock options	68	—	2,353	—	—	2,353
Issuance of common stock upon vesting of restricted stock units	345	1	—	—	—	1
Stock-based compensation	—	—	44,974	—	—	44,974
Other comprehensive income	—	—	—	433	—	433
Net loss	—	—	—	—	(23,207)	(23,207)
Balance as of September 30, 2022	70,503	$71	$582,908	$(4,101)	$(309,433)	$269,445

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	66,496	$67	$476,941	$335	$(198,179)	$279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	348	—	(285)	—	—	(285)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(50)	—	7	—	—	7
Issuance of common stock upon exercise of stock options	333	—	6,029	—	—	6,029
Issuance of common stock upon vesting of restricted stock units	839	1	—	—	—	1
Issuance of common stock under ESPP	68	—	8,128	—	—	8,128
Stock-based compensation	—	—	73,204	—	—	73,204
Other comprehensive loss	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(49,399)	(49,399)
Balance as of September 30, 2021	68,034	$68	$395,612	$225	$(224,835)	$171,070

Balance as of December 30, 2021	68,488	$68	$439,787	$(287)	$(228,436)	$211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	574	—	(275)	—	—	(275)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(119)	—	8	—	—	8
Issuance of common stock upon exercise of stock options	419	1	5,357	—	—	5,358
Issuance of common stock upon vesting of restricted stock units	1,044	2	—	—	—	2
Issuance of common stock under ESPP	97	—	8,338	—	—	8,338
Stock-based compensation	—	—	129,693	—	—	129,693
Other comprehensive loss	—	—	—	(3,814)	—	(3,814)
Net loss	—	—	—	—	(80,997)	(80,997)
Balance as of September 30, 2022	70,503	$71	$582,908	$(4,101)	$(309,433)	$269,445

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

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(80,997)	$(49,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,650	28,194
Amortization of operating lease right-of-use assets	7,491	6,445
Amortization of deferred contract acquisition costs	29,245	18,358
Amortization of premium on marketable investments	1,006	5,114
Provision for doubtful accounts	812	502
Stock-based compensation	128,682	73,204
Amortization of discount and issuance costs on convertible senior notes	2,796	2,960
Deferred taxes	2,076	—
Change in fair of value of contingent consideration	260	5,260
Payment of contingent consideration liability in excess of acquisition-date fair value	(5,900)	—
Other	503	211
Changes in operating assets and liabilities:
Accounts receivable	(5,337)	(12,181)
Prepaid expenses and other current assets	(2,228)	(13,665)
Deferred contract acquisition costs	(62,835)	(51,765)
Other assets	(213)	(2,196)
Accounts payable	1,008	5,319
Accrued and other current liabilities	796	20,528
Accrued federal fees and sales tax liabilities	(2,001)	(3,363)
Deferred revenue	9,519	4,006
Other liabilities	(2,208)	(17,183)
Net cash provided by operating activities	56,125	20,349
Cash flows from investing activities:
Purchases of marketable investments	(250,278)	(543,544)
Proceeds from sales of marketable investments	600	2,369
Proceeds from maturities of marketable investments	321,311	419,922
Purchases of property and equipment	(46,028)	(28,478)
Capitalization of software development costs	(2,420)	—
Payments of initial direct costs	(282)	—
Cash paid for an equity investment in a privately-held company	(2,000)	—
Net cash provided by (used in) investing activities	20,903	(149,731)
Cash flows from financing activities:
Repurchase of a portion of 2023 convertible senior notes, net of costs	(34,057)	(18,870)
Proceeds from exercise of common stock options	5,358	6,029
Proceeds from sale of common stock under ESPP	8,338	8,128
Payment of contingent consideration liability up to acquisition-date fair value	(18,100)	—
Payment of holdback related to an acquisition	—	(3,200)
Payments of finance leases	—	(612)
Net cash used in financing activities	(38,461)	(8,525)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,567	(137,907)
Cash, cash equivalents and restricted cash:
Beginning of period	91,391	220,372
End of period	$129,958	$82,465
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,870	$1,913
Cash paid for income taxes	$932	$47
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	$13,372	$13,705
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$109	$5,065
Stock-based compensation included in capitalized software development costs	$1,011	$—

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$90,878	$220,372
Restricted cash in other assets	513	—
Total cash, cash equivalents and restricted cash	$91,391	$220,372

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$129,492	$82,465
Restricted cash in other assets	466	—
Total cash, cash equivalents and restricted cash	$129,958	$82,465

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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net	$88,225	$83,731

Deferred contract acquisition costs, net:
Current	$43,587	$33,295
Non-current	107,961	84,663
Total deferred contract acquisition costs, net	$151,548	$117,958

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$3,202	$2,593
Contract liabilities (deferred revenue)	53,834	43,720
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	1,502	2,097
Net contract liabilities	$(52,134)	$(43,224)
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
In the three and nine months ended September 30, 2022, the Company recognized revenue of $2.9 million and $35.9 million, respectively, related to its contract liabilities at December 31, 2021.
Remaining Performance Obligations
As of September 30, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $750.9 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$747	$—	$(18)	$729
U.S. treasury	179,222	3	(2,092)	177,133
U.S. agency securities	159,026	11	(2,355)	156,682
Commercial paper	14,746	—	—	14,746
Municipal bonds	93,088	—	(391)	92,697
Corporate bonds	5,659	—	(34)	5,625
Total	$452,488	$14	$(4,890)	$447,612

	September 30, 2022
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency securities	$1,996	$—	$(35)	$1,961
Total	$1,996	$—	$(35)	$1,961

	December 31, 2021
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,615	$—	$—	$1,615
U.S. treasury	83,237	—	(24)	83,213
U.S. agency securities	159,070	—	(65)	159,005
Commercial paper	47,555	—	—	47,555
Municipal bonds	75,337	—	(96)	75,241
Corporate bonds	12,355	2	(6)	12,351
Total	$379,169	$2	$(191)	$378,980

	December 31, 2021
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$746	$—	$(2)	$744
U.S. treasury	63,566	—	(251)	63,315
U.S. agency securities	63,960	—	(254)	63,706
Municipal bonds	18,655	—	(64)	18,591
Corporate bonds	1,026	—	(5)	1,021
Total	$147,953	$—	$(576)	$147,377

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(18)	$729	$(2)	$2,010
U.S. treasury	(2,092)	164,904	(275)	140,527
U.S. agency securities	(2,390)	151,280	(320)	222,710
Municipal bonds	(391)	92,697	(160)	87,184
Corporate bonds	(34)	5,625	(10)	9,428
Total	$(4,925)	$415,235	$(767)	$461,859

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of September 30, 2022, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$23,880	$—	$—	$23,880
Certificates of deposit	—	249	—	249
U.S. treasury	14,555	—	—	14,555
Total cash equivalents	$38,435	$249	$—	$38,684

Marketable investments (short and long term)
Certificates of deposit	$—	$729	$—	$729
U.S. treasury	177,133	—	—	177,133
U.S. agency securities and government sponsored securities	—	158,643	—	158,643
Commercial paper	—	14,746	—	14,746
Municipal bonds	—	92,697	—	92,697
Corporate bonds	—	5,625	—	5,625
Total marketable investments	$177,133	$272,440	$—	$449,573

Liabilities
Contingent consideration	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$31,380	$—	$—	$31,380
Certificates of deposit	—	747	—	747
Total cash equivalents	$31,380	$747	$—	$32,127

Marketable investments (short and long-term)
Certificates of deposit	$—	$2,359	$—	$2,359
U.S. treasury	146,528	—	—	146,528
U.S. agency and government sponsored securities	—	222,711	—	222,711
Commercial paper	—	47,555	—	47,555
Municipal bonds	—	93,832	—	93,832
Corporate bonds	—	13,372	—	13,372
Total marketable investments	$146,528	$379,829	$—	$526,357

Liabilities
Contingent consideration	$—	$—	$23,740	$23,740
As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $0.3 million and $114.9 million, respectively. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $680.7 million and $917.3 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
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

Nine Months Ended September 30, 2022
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
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$90,808	$58,751
Certificates of deposit	249	747
Money market funds	23,880	31,380
U.S. treasury	14,555	—
Total cash and cash equivalents	$129,492	$90,878
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$76,577	$75,970
Unbilled trade accounts receivable, net of advance client deposits	11,910	7,981
Allowance for doubtful accounts	(262)	(220)
Accounts receivable, net	$88,225	$83,731
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$22,040	$21,306
Other current assets	7,358	6,443
Contract assets	3,202	2,593
Prepaid expenses and other current assets	$32,600	$30,342
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer and network equipment	$147,409	$116,701
Computer software	50,300	44,268
Internal-use software development costs	3,931	500
Furniture and fixtures	3,352	3,953
Leasehold improvements	5,471	5,914
Property and equipment	210,463	171,336
Accumulated depreciation and amortization	(108,494)	(93,551)
Property and equipment, net	$101,969	$77,785
Depreciation and amortization expense associated with property and equipment was $8.3 million and $24.8 million for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense associated with property and equipment was $6.8 million and $19.4 million for the three and nine months ended September 30, 2021, respectively.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	September 30, 2022	December 31, 2021
Gross	$37,561	$42,541
Less: accumulated depreciation and amortization	(37,392)	(41,689)
Total	$169	$852
Other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Other assets	$5,293	$4,964
Equity investment in a privately-held company	2,000	—
Deferred tax assets	4,670	6,907
Total	$11,963	$11,871
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses	$23,984	$20,108
Accrued compensation and benefits	39,138	34,729
Contingent consideration	—	23,740
Accrued and other current liabilities	$63,122	$78,577
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred revenue	$1,502	$2,097
Other long-term liabilities	3,645	5,574
Other long-term liabilities	$5,147	$7,671

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the nine months ended September 30, 2022.
Intangible Assets
The following table summarizes the activity in the Company's intangible assets balance during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning of the period	$34,015	$39,897
Amortization	(2,934)	(8,816)
End of the period	$31,081	$31,081
The components of intangible assets were as follows (in thousands):

	September 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$56,214	$(26,116)	$30,098	3.4	$56,214	$(17,821)	$38,393	4.0
Acquired workforce	470	(452)	18	0.2	470	(334)	136	0.9
Customer relationships	1,600	(661)	939	3.0	1,600	(421)	1,179	3.7
Trademarks	500	(474)	26	0.2	500	(311)	189	0.9
Total	$58,784	$(27,703)	$31,081	3.4	$58,784	$(18,887)	$39,897	4.0

Amortization expense for intangible assets was $2.9 million and $8.8 million during the three and nine months ended September 30, 2022, respectively. Amortization expense for intangible assets was $2.9 million and $8.8 million during the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2022	$2,889
2023	10,870
2024	7,527
2025	5,595
2026	4,200
Thereafter	—
Total	$31,081

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $74.98 per share on September 30, 2022, the last trading day during the three months ended September 30, 2022, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 30, 2022, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2022, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending December 31, 2022.
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

The net carrying amount of the 2025 convertible senior notes as of September 30, 2022 and as of December 31, 2021 was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$747,500	$747,500
Unamortized issuance costs	(10,071)	(12,835)
Net carrying amount	$737,429	$734,665
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractual interest expense	$935	$934	$2,804	$2,990
Amortization of issuance costs	944	935	2,765	2,737
Total interest expense	$1,879	$1,869	$5,569	$5,727
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
Maturity of the Company’s 2025 convertible senior notes as of September 30, 2022 was as follows (in thousands):

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
As of September 30, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the third quarter of 2022, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020 and 2021 and for the first three quarters of 2022. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to September 30, 2022, and are also currently convertible between October 1, 2022 to December 31, 2022. Whether the 2023 convertible senior notes will be convertible after December 31, 2022 will depend on the continued satisfaction of this condition or other conversion conditions in the future. During the nine months ended September 30, 2022, the Company paid $34.1 million in cash and issued 573,633 shares of its common stock to settle aggregate principal amount of $34.0 million of its 2023 convertible senior notes. As of September 30, 2022, approximately $0.2 million aggregate principal amount of the Company's 2023 convertible senior notes remained outstanding. The conversions that occurred during the nine months ended September 30, 2022 were subject to ASU 2020-06 and such conversions were accounted for as contractual conversions, which did not result in any gain or loss upon their settlement.
During the nine months ended September 30, 2022, the Company received 119,492 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the shares reduced the number of shares of common stock outstanding.
In addition, on or prior to September 30, 2022, the Company received elections to convert aggregate principal amount of $0.1 million of its 2023 convertible senior notes that remain unsettled as of the end of the third quarter of 2022. The Company expects to settle these conversions in cash or a combination of cash and shares during the fourth quarter of 2022. The Company has the option to settle any future election conversion notices in cash, shares, or a combination of cash and shares.
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

The net carrying amount of the 2023 convertible senior notes as of September 30, 2022 and as of December 31, 2021 was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$177	$34,225
Unamortized issuance costs	(1)	(291)
Net carrying amount	$176	$33,934
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractual interest expense	$—	$11	$6	$34
Amortization of issuance costs	—	66	31	223
Total interest expense	$—	$77	$37	$257
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
Maturity of the Company’s 2023 convertible senior notes as of September 30, 2022 was as follows (in thousands):

Period	Amount to Mature
2023 (Maturity date of May 1, 2023)	$177
Total	$177
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

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2022 and December 31, 2021, the Company had 70,502,734 and 68,488,337 shares of common stock issued and outstanding, respectively. During the three and nine months ended September 30, 2022, the Company issued 0 and 573,633 shares, respectively, of common stock in connection with 2023 convertible senior note settlements. During the three and nine months ended September 30, 2022, the Company also received 0 and 119,492 shares, respectively, from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the shares during the nine months ended September 30, 2022 reduced the number of shares of common stock outstanding.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans were as follows (in thousands):

September 30, 2022
Stock options outstanding	1,626
RSUs (including PRSUs) outstanding	2,879
Shares available for future grant under 2014 Plan	15,375
Shares available for future issuance under ESPP	3,664
Total shares of common stock reserved	23,544

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2022 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,982	$38.65
Options granted (weighted average grant date fair value of $50.44 per share)	81	110.55
Options exercised	(419)	12.78
Options forfeited or expired	(18)	112.37
Outstanding as of September 30, 2022	1,626	$48.09	5.0	$64,670

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $74.98 per share as of September 30, 2022 for all in-the-money stock options outstanding.

Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of the Company’s restricted stock unit ("RSU"), activity during the nine months ended September 30, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,560	$125.65
RSUs granted(1)	1,576	110.65
RSUs vested and released	(1,044)	111.77
RSUs forfeited or canceled	(213)	125.92
Outstanding as of September 30, 2022	2,879	121.73

(1) Includes 120,346 PRSUs granted during the nine months ended September 30, 2022.
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
In June 2022, the Company granted 60,963 shares of PRSUs, subject to performance and service conditions, with a grant date fair value of $6.3 million as a retention award to an executive. The amount of PRSUs that may be earned will be determined based on achievement of two quarterly revenue goals, which can be achieved through the fourth fiscal quarter of 2023. One third of the PRSUs may be earned based on achievement of the first revenue target and, if achieved, will vest in four quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. Two thirds of the PRSUs may be earned based on achievement of the second revenue target and, if achieved, will vest in eight quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. The PRSUs are otherwise on the Company's standard award terms from the February 2022 PRSU grants. The Company began recognizing the fair value of these PRSUs ratably over the requisite service period since it concluded that the performance conditions were probable of achievement at June 30, 2022, and continued to be probable of achievement at September 30, 2022. The Company will reassess the probability of the achievement of the performance conditions at each reporting period and a cumulative catch-up adjustment will be recorded to stock-based compensation cost for any change in the probability assessment.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of revenue	$8,329	$3,994	$24,659	$10,880
Research and development	10,603	9,101	32,567	20,016
Sales and marketing	15,761	8,304	44,148	23,282
General and administrative	9,810	5,996	27,308	19,026
Total stock-based compensation expense	44,503	27,395	128,682	73,204

As of September 30, 2022, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$16,410	$315,466	$11,028	$545
Weighted-average amortization period	2.3 years	2.6 years	1.9 years	0.1 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expected term (years)	—	6.0	6.0	6.0
Volatility	—	47.0%	46.0%	47.0%
Risk-free interest rate	—	1.0%	1.8%	1.0%
Dividend yield (1)	—	—	—	—
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Closing price of common stock as of grant date (February 28, 2022)	—	—	$110.00	—
Expected term (years)	—	—	2.84	—
Volatility	—	—	48.8%	—
Risk-free interest rate	—	—	1.6%	—
Dividend yield (1)	—	—	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and nine months ended September 30, 2022 and 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(23,207)	$(20,537)	$(80,997)	$(49,399)
Weighted-average shares used in computing basic and diluted net loss per share	70,232	67,800	69,656	67,278
Basic and diluted net loss per share	$(0.33)	$(0.30)	$(1.16)	$(0.73)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock options	1,626	2,035	1,626	2,035
RSUs (includes PRSUs)	2,879	2,090	2,879	2,090
Convertible senior notes	5,569	6,573	5,725	6,721
Total	10,074	10,698	10,230	10,846
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and nine months ended September 30, 2022 and 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2022 was approximately $0.6 million and $3.2 million, respectively. The benefit from income taxes for the three and nine months ended September 30, 2021 was approximately $(0.2) million and $(0.8) million, respectively.
The provision for income taxes for the three and nine months ended September 30, 2022 consisted primarily of foreign deferred income tax expense from the intercompany sale of the Company's Australian intellectual property to the United States, domestic state current income tax expense and foreign current income tax expense. The benefit from income taxes for the three and nine months ended September 30, 2021 consisted primarily of a foreign income tax benefit offset by domestic state minimum taxes.
For the three and nine months ended September 30, 2022, the provision for income taxes differed from the statutory amount primarily due to state and foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2021, the benefit from income taxes differed from the statutory amount primarily due to state and foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2022 and December 31, 2021. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and nine months ended September 30, 2022, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, operating leases for office facilities, cloud services agreements, and agreements with third parties to provide co-location hosting, telecommunication usage and equipment maintenance services. These commitments as of December 31, 2021 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and material updates to these commitments during the nine months ended September 30, 2022 are disclosed herein, including in Note 12.
As of September 30, 2022, the Company’s commitment under various hosting and telecommunications agreements totaled $15.8 million for terms ranging up to 48 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of September 30, 2022, the Company had outstanding cloud service agreement commitments totaling $46.7 million, of which $5.5 million is expected to be paid in the remainder of 2022, $26.9 million is expected in 2023, and the remaining $14.3 million is expected in 2024.
As of September 30, 2022, $747.7 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
United States	$179,306	$140,739	$517,537	$397,882
International	19,036	13,589	52,964	38,110
Total revenue	$198,342	$154,328	$570,501	$435,992

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2022	December 31, 2021
United States	$94,519	$68,674
International	7,450	9,111
Property and equipment, net	$101,969	$77,785

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$2,969	$2,403	$8,738	$7,588
Finance lease cost:
Amortization of right-of-use assets	$141	$215	$609	$1,476
Interest on finance lease liabilities	—	1	—	18
Total finance lease cost	$141	$216	$609	$1,494

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(2,951)	$(1,334)	$(8,489)	$(4,532)
Financing cash used in finance leases	—	(36)	—	(612)
Right of use assets obtained in exchange for lease obligations:
Operating leases	3,899	1,033	4,483	43,462
Finance leases	—	—	—	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$44,941	$48,703

Operating lease liabilities	$10,201	$9,826
Operating lease liabilities — less current portion	42,487	47,088
Total operating lease liabilities	$52,688	$56,914
Finance leases
Property and equipment, gross	$37,561	$42,541
Less: accumulated depreciation and amortization	(37,392)	(41,689)
Property and equipment, net	$169	$852
Weighted average remaining terms were as follows (in years):

	September 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	6.7	7.3
Weighted average discount rates were as follows:

	September 30, 2022	December 31, 2021
Weighted average discount rate
Operating leases	3.3%	3.2%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases
Remaining 2022	$3,284
2023	11,404
2024	9,116
2025	6,478
2026	5,679
Thereafter	22,798
Total future minimum lease payments	58,759
Less: imputed interest	(6,071)
Total	$52,688
As of September 30, 2022, the Company entered into additional facility operating leases that had not yet commenced, representing a total commitment over their terms of approximately $2.1 million. These operating leases are expected to commence during the fourth quarter of 2022 and first quarter of 2023 with lease terms of two to three years. The Company also entered into an additional internet access operating lease that is expected to commence during the fourth quarter of 2022 with a lease term of three years, representing a total commitment over its term of approximately $0.3 million.

13. Subsequent Event
Resignation of Chief Executive Officer

On October 7, 2022, Rowan Trollope informed the Company of his decision to resign as Chief Executive Officer of the Company and from the Company’s Board of Directors (the “Board”) as a Class II director, effective November 28, 2022.

Appointment of Chief Executive Officer

On October 10, 2022, the Company announced that the Board appointed its Chairman and former Chief Executive Officer, Michael Burkland, as the Company’s Chief Executive Officer, effective November 28, 2022.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and nine months ended September 30, 2022, subscription and related usage fees accounted for 90% and 91% of our revenue, respectively. For each of the three and nine months ended September 30, 2021, subscription and related usage fees accounted for 92% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.

Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions, including macroeconomic deterioration, the Russia-Ukraine conflict and the COVID-19 pandemic.
Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, all of which caused and will likely continue to cause our existing clients to add seats at a slower growth rate than past years. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, our installed base business is facing macroeconomic headwinds and other client-specific business challenges. We have experienced a slower growth rate in agent seats within our installed base, particularly in five verticals: financial services, consumer, healthcare, outsourcers and real estate. There has also been some adverse impact on the mid-market portion of our net new clients side of our business but this has been offset by our strategic and international businesses over performing.
In March 2022 we decided to close our Russia office and to establish a new European development center in Porto, Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the three and nine months ended September 30, 2022, we incurred approximately $0.7 million and $4.6 million in costs related to the closure and relocation of our Russian operations, of which $0.1 million and $0.5 million was recorded in cost of revenue, $0.6 million and $3.2 million was recorded in research and development expense, $0.1 million and $1.3 million was recorded in general and administrative expense and $(0.1) million and $(0.4) million was recorded in interest income and other, respectively, in our condensed consolidated statements of operations and comprehensive loss. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
The COVID-19 pandemic had a moderately positive impact on our financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its continuing impact on the U.S. and global economy remains uncertain, but we believe that most of this benefit has now dissipated.
Key GAAP Operating Results
Our revenue increased to $198.3 million and $570.5 million for the three and nine months ended September 30, 2022 from $154.3 million and $436.0 million for the three and nine months ended September 30, 2021. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and nine months ended September 30, 2022 and 2021, no single client accounted for more than 10% of our total revenue. As of September 30, 2022, we had over 2,500 clients across multiple industries with a wide range of seat sizes. We had a net loss of $23.2 million and $81.0 million in the three and nine months ended September 30, 2022, compared to a net loss of $20.5 million and $49.4 million in the three and nine months ended September 30, 2021.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of the global economic downturn, the Russia-Ukraine conflict and the COVID-19 pandemic, in order to successfully grow our business and improve our operating results.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	September 30, 2022	September 30, 2021
Annual Dollar-Based Retention Rate	118%	123%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to the initial benefit that we previously experienced in 2021 from the COVID-19 pandemic and macroeconomic headwinds.
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

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(23,207)	$(20,537)	$(80,997)	$(49,399)
Non-GAAP adjustments:
Depreciation and amortization (1)	11,215	9,780	33,650	28,194
Stock-based compensation (2)	44,503	27,395	128,682	73,204
Interest expense	1,879	1,947	5,606	6,003
Interest (income) and other	(982)	(213)	(2,107)	(35)
Exit costs related to closure and relocation of Russian operations (3)	774	—	4,215	—
Acquisition-related transaction and one-time integration costs	1,944	9,158	5,296	11,225
Contingent consideration expense	—	60	260	5,260
Refund for prior year overpayment of USF fees	—	—	(3,511)	—
Provision for (benefit from) income taxes	579	(188)	3,167	(840)
Adjusted EBITDA	$36,705	$27,402	$94,261	$73,612
(1)Depreciation and amortization expenses included in our results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of revenue	$8,904	$7,658	$26,152	$22,570
Research and development	768	1,004	2,396	2,329
Sales and marketing	1	1	3	3
General and administrative	1,542	1,117	5,099	3,292
Total depreciation and amortization	$11,215	$9,780	$33,650	$28,194
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations was $0.7 million and $4.6 million during the three and nine months ended September 30, 2022, respectively. The $0.8 million and $4.2 million adjustments presented above were net of $0.0 million and $0.8 million included in “Depreciation and amortization” and $(0.1) million and $(0.4) million included in “Interest (income) and other.”
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
We expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which typically contributes approximately half of our revenue growth, is facing increased macroeconomic headwinds and other client-specific business challenges.
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
Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	100%	100%	100%	100%
Cost of revenue	47%	44%	48%	44%
Gross profit	53%	56%	52%	56%
Operating expenses:
Research and development	17%	19%	18%	18%
Sales and marketing	34%	32%	34%	31%
General and administrative	13%	17%	13%	17%
Total operating expenses	64%	68%	65%	66%
Loss from operations	(11)%	(12)%	(13)%	(10)%
Other (expense) income, net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other	—%	—%	—%	(1)%
Total other (expense) income, net	(1)%	(1)%	(1)%	(2)%
Loss before income taxes	(12)%	(13)%	(14)%	(12)%
Provision for (benefit from) income taxes	—%	—%	—%	(1)%
Net loss	(12)%	(13)%	(14)%	(11)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Revenue	$198,342	$154,328	$44,014	29%	$570,501	$435,992	$134,509	31%
The increase in revenue for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$94,111	$67,137	$26,974	40%	$271,207	$191,335	$79,872	42%
% of Revenue	47%	44%			48%	44%
The increase in cost of revenue for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to a $8.8 million and $32.9 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount and higher salaries, a $7.8 million and $23.0 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $5.0 million and $14.8 million increase in third-party hosted software costs driven by increased client activities, a $0.3 million and $4.1 million increase in usage and carrier costs due to increased volume, a $1.5 million and $3.8 million increase in consulting costs for global expansion, a $0.9 million and $3.4 million increase in staff augmentation costs related to implementation of our solutions, and a $2.7 million increase in USF contributions and other federal telecommunication service fees for the three months ended September 30, 2022 due primarily to increased client usage and a $3.7 million decrease in USF contributions and other federal telecommunication service fees for the nine months ended September 30, 2022 due primarily to a change in methodology, which resulted in a $3.5 million refund for 2020 and a decrease in the USF contribution rate, offset in part by increased client usage.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$104,231	$87,191	$17,040	20%	$299,294	$244,657	$54,637	22%
% of Revenue	53%	56%			52%	56%
The increase in gross profit for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to increases in subscription and related revenues. The decrease in gross margin for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to increased cost of revenue as described above, which grew slightly more than our growth in revenue. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Research and development	$34,113	$29,680	$4,433	15%	$104,929	$76,449	$28,480	37%
% of Revenue	17%	19%			18%	18%
The increase in research and development expenses for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to a $5.1 million and $27.4 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$67,353	$49,712	$17,641	35%	$196,062	$140,535	$55,527	40%
% of Revenue	34%	32%			34%	31%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to a $10.8 million and $33.7 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount and higher salaries, a $4.3 million and $11.5 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, a $1.9 million and $4.3 million increase in travel costs and an in-person user conference as business travel increased as COVID-19 restrictions decreased, and a $0.7 million and $1.9 million increase in office, facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$24,496	$26,790	$(2,294)	(9)%	$72,634	$71,944	$690	1%
% of Revenue	13%	17%			13%	17%
The decrease in general and administrative expenses for the three months ended September 30, 2022 compared to the same period of 2021 was primarily due to a $7.1 million decrease in legal and other professional service costs due to a decline in M&A activities and by a $0.1 million decrease in contingent consideration expense for the Inference acquisition, partially offset by a $4.3 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries. The increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the same period of 2021 was primarily due to a $10.8 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries. partially offset by a $5.4 million decrease in legal and other professional service costs due to a decline in M&A activities and by a $5.0 million decrease in contingent consideration expense for the Inference acquisition.
Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,879)	$(1,947)	$68	(3)%	$(5,606)	$(6,003)	$397	(7)%
Interest income and other	982	213	769	361%	2,107	35	2,072	5,920%
Total other (expense) income, net	$(897)	$(1,734)	$837	(48)%	$(3,499)	$(5,968)	$2,469	(41)%
% of Revenue	(1)%	(1)%			(1)%	(2)%
The decrease in interest expense for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to higher interest income on our marketable investments and an increase in foreign currency remeasurement gains.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of September 30, 2022, we had $590.1 million in working capital, which included $129.5 million in cash and cash equivalents and $447.6 million in short-term marketable investments, and excluded long-term marketable investments of $2.0 million. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and expanding our new office in Porto, Portugal and any operational disruptions due to this transition, and the impact of the Russia-Ukraine conflict and the COVID-19 pandemic on these or other factors, the global economy, or our business. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or engage in debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the ongoing COVID-19 pandemic. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$56,125	$20,349
Net cash provided by (used in) investing activities	20,903	(149,731)
Net cash used in financing activities	(38,461)	(8,525)
Net increase (decrease) in cash, cash equivalents and restricted cash	$38,567	$(137,907)

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
Net cash provided by operating activities was $56.1 million during the nine months ended September 30, 2022. Net cash provided by operating activities resulted from our net loss of $81.0 million, adjustments to reconcile net loss to net cash provided by operating activities of $200.6 million, primarily consisting of $128.7 million of stock-based compensation, $33.7 million of depreciation and amortization, $29.2 million of amortization of commission costs, $2.8 million of amortization of issuance costs on our convertible senior notes, and $(5.9) million payment for the Inference contingent consideration in excess of its acquisition-date fair value, offset by use of cash for operating assets and liabilities of $(63.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
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

Cash Flows from Investing Activities
Net cash provided by investing activities of $20.9 million in the nine months ended September 30, 2022 was comprised of $321.9 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $250.3 million related to purchases of marketable investments, $46.0 million in capital expenditures, $2.0 million in connection with an equity investment in a privately-held company and $2.4 million in capitalized software development costs.
Net cash used in investing activities of $(149.7) million in the nine months ended September 30, 2021 was comprised of $543.5 million related to purchases of marketable investments and $28.5 million in capital expenditures, offset in part by $422.3 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(38.5) million in the nine months ended September 30, 2022 related to $34.1 million of cash paid in connection with other 2023 convertible senior note settlements and $24.0 million of cash paid in connection with the contingent consideration payment related to the Inference acquisition, of which $18.1 million represented the acquisition-date fair value and was disclosed as a financing activity and $5.9 million represented the amount of payment in excess of the acquisition-date fair value and was disclosed as an adjustment to operating activity, partially offset by $8.3 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $5.4 million from exercise of stock options.
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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of September 30, 2022, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations.

The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of September 30, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
For additional information regarding the convertible senior notes, see Note 6 to the consolidated financial statements included in this report.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to ten years. Some of the leases include an option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice. We had outstanding operating lease obligations of $58.8 million as of September 30, 2022, with $3.3 million payable in the remainder of 2022, $20.5 million payable in 2023 and 2024, $12.2 million payable in 2025 and 2026, and $22.8 million after 2026. See Note 12 to the consolidated financial statements included in this report for further details.
Cloud Services
As of September 30, 2022, we had outstanding cloud service agreement commitments totaling $46.7 million, of which $5.5 million is expected to be paid in the remainder of 2022, $26.9 million is expected in 2023, and the remaining $14.3 million in 2024.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of September 30, 2022, we had outstanding hosting and telecommunication usage services obligations of $15.8 million, with $2.1 million payable in the remainder of 2022, $13.3 million payable in 2023 and 2024, and $0.4 million payable in 2025 and 2026.
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
We had cash and cash equivalents, and marketable securities totaling $579.1 million as of September 30, 2022. Cash equivalents and marketable securities were invested primarily in U.S. agency securities, U.S. treasury, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2022, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $0.2 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars and, therefore, our revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar makes our solution more expensive outside the United States and therefore can reduce demand. A weaker U.S. dollar could have the opposite effects. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, except for Russia where compensation of our employees is primarily denominated in the U.S. dollar. In March 2022, we made a decision to close our Russia office in June 2022 and to establish a new European development center in Porto, Portugal.
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $4.1 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are undergoing changes to our management team; we depend on our senior management team, and the loss of one or more of our senior leadership team or other key employees or an inability to attract and retain highly skilled leaders and other employees could harm our business and results of operations.
On October 7, 2022, our Chief Executive Officer resigned as our Chief Executive Officer and from our Board of Directors, effective November 28, 2022. On October 10, 2022, we announced the appointment, effective as of November 28, 2022, of Michael Burkland as our new Chief Executive Officer. Mr. Burkland previously served as our Chief Executive Officer from 2008 until he resigned due to personal health reasons in 2017, and has remained on our Board of Directors either as Executive Chairman or Chairman since that time. Our Chief Executive Officer transition may be disruptive to, or cause uncertainty in, our business and our relationships with clients, business partners, stockholders and employees, and could lead to attrition of management and key employees. If we are unable to execute an orderly transition and successfully integrate Mr. Burkland back into our management team, our business could be harmed.
Our success depends, in part, upon the performance and continued services of our senior leadership team, including our new Chief Executive Officer. If our senior leadership team, including our new Chief Executive Officer, fails to perform effectively or if we fail to attract or retain key executives, senior management or other key employees, our business, financial condition or results of operations could be harmed. We also rely on our leadership team and key employees in all of our functional areas, including engineering, research and development, cloud operations, marketing, sales, services and general and administrative functions, including mission-critical individual contributors. The loss of one or more of our leadership team or key employees could harm our business. We currently do not maintain key person life insurance policies on any of our employees.
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs, including stock-based compensation expense, to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty could be further exacerbated by our Chief Executive Officer transition and any other senior leadership or other key employee transitions we experience. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs.
We believe that our corporate culture is a critical component to our ability to attract and retain employees. As we grow, we will need to continually enhance our efforts to maintain our corporate culture, which is more difficult due to our policies that continue to allow limited work from home flexibility stemming from the COVID-19 pandemic. We may experience increased attrition of employees to other opportunities, as certain employees may seek more flexible work alternatives than we offer, may seek positions with companies outside of the geographic area in which they live that offer remote work opportunities, or may decide to scale back their work life for personal reasons. Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more flexible work alternatives such as permanent remote work or work from home. If we fail to attract new personnel or fail to retain and motivate our current personnel, particularly our senior leadership team and our other key employees, our business and future growth prospects would be harmed. In addition, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.

Volatility or lack of performance in the trading price of our common stock, including the declines in our trading price over the past 15 months, as well as recently, may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of stock awards when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees.
Adverse economic conditions may harm our business.
Our business depends on the overall demand for cloud contact center software solutions, the economic health of our current and prospective clients and worldwide economic conditions. In addition to the United States, Canada, Europe, Latin America and Australia, we plan in the future to market and sell our solution in Asia and other international markets. Adverse economic conditions in these markets, including declining worldwide economic conditions, increased inflation rates, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, has and will likely continue to reduce overall demand for our solution, particularly in our installed base. These factors could also delay our clients' implementation of our solution, delay or lengthen sales cycles, delay international expansion, lower prices for our solution, and may also lead to longer collection cycles for payments due from our clients, as well as result in an increase in client bad debt. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, our installed base business is facing macroeconomic headwinds and other client-specific business challenges. Our installed base business typically contributes approximately half of our revenue growth. We have experienced a slower growth rate in agent seats within our installed base, particularly in five verticals: financial services, consumer, healthcare, outsourcers and real estate. There has also been some adverse impact on the mid-market portion of our net new clients side of our business but this has been offset by our strategic and international businesses over performing. All of these potential circumstances could lead to slower growth, or even a decline in, our revenues, operating results and cash flows.
We continue to expand our international operations, which exposes us to significant risks.
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Portugal, where we are transitioning portions of engineering and operations that were previously performed in Russia, and Australia, where additional portions of engineering and operations are now performed. In March 2022, we made a decision to close our Russia office and to establish a new European development center in Porto, Portugal. While approximately half of our Russian-citizen employees have received visas and are moving to work in Portugal, it was not feasible to retain all of them and, in connection with growing our overall operations presence in Portugal, we have expanded recruiting and employment-related efforts in Portugal to further enhance our operations. We have and will continue to incur costs in connection with this transition, and during the transition we have and may continue to experience operational disruptions. There can be no assurance that our new European operations will be as effective or as efficient as our prior Russian operations, which could harm our business and results of operations. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries, including our new location in Porto, Portugal.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. In addition, in order to effectively market and sell our solution in international markets, we often must localize our solution, including the language in which our solution is offered, which increases our costs, could result in delays in offering our solution in these markets and may decrease the effectiveness of our sales efforts. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
We also will continue to incur additional compliance costs associated with our international operations, including costs associated with expanding and rapidly changing sanctions and other trade controls. In addition, we may be unaware or unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international laws and regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, harm to our reputation or prohibitions on selling our solution, any of which could harm our business.

While we have worked to avoid and mitigate any effects of the Russia-Ukraine conflict on our business, employees and clients, the conflict is ongoing, and its ultimate scope and broader impacts cannot be predicted with certainty. For example, while the conflict has not yet had a negative impact on our employees, business, or operations outside these regions, it could, and if the conflict or related geopolitical tensions extend to other countries, such negative impacts could expand. Our business and operations could be harmed and our costs could increase if our or our clients’ or other partners’ manufacturing, logistics or other operations, costs or financial performance are disrupted or adversely affected. The Russia-Ukraine conflict has also had an adverse impact on the global economy, including on the inflation rate, and has contributed to significant fluctuation in global stock markets, including The NASDAQ Stock Market. All of these risks and conditions could harm our future sales, business and operating results.
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended September 30, 2022, the sale price per share of our common stock ranged from a low of $74.98 to a high of $167.26. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations in our operating results;
•the impact of adverse economic conditions, including the impact of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, and other factors;
•any major change in our board of directors or management, including in connection with our recent CEO transition;
•loss of key personnel;
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
•the perceived or real impact of events that harm our competitors;
•developments with respect to patents or proprietary rights; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which would be unrelated to our business and industry, and outside of our control.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, particularly in connection with the continued macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict and the

COVID-19 pandemic. Stock prices of many technology companies have recently declined, including in some cases in a manner unrelated or disproportionate to the operating performance of those companies. These and other factors may disproportionately impact the trading price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of volatility. If we were to become involved in such securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1
Offer Letter, dated October 10, 2022, by and between the Company and Michael Burkland (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.
Date:	November 7, 2022	By:	/s/ Rowan Trollope
Rowan Trollope
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)