Form 10-K
period 2022-12-31
Five9, Inc.
filed 2023-02-24
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,331.6 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2023, there were 71,151,340 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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
•if our existing clients terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we might expect, our revenues and gross margins will be harmed, and we will be required to spend more money to grow our client base;
•because a significant percentage of our revenue is derived from existing clients, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern;
•we have established, and are continuing to increase, our network of technology solution brokers and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues;
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
•the contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new cloud contact center solutions, which we refer to as our solution, in order to maintain and grow our business;
•our stock price is volatile;
•we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs;
•failure to comply with laws and regulations could harm our business and our reputation; and
•we may not have sufficient cash to service our convertible senior notes and repay such notes, if required.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the section titled “Risk Factors.” If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. You should not place undue reliance on our forward-looking statements. Any forward-looking statements you read in this report reflect our views only as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of intelligent cloud software for contact centers. We were “born in the cloud,” and since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, reliable, scalable and secure Virtual Contact Center, or VCC, cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market with more than 2,500 clients. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant advantage.
We believe there are three key industry trends driving growth in the cloud contact center market.
First is the rapid increase in adoption of cloud contact center software solutions as a result of several distinct factors. The increasing adoption of cloud computing, especially within customer relationship management, or CRM, is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their on-premise contact center systems every eight to 10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise. On-premise systems require large up-front investments, long deployment cycles, and are burdensome to maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. In addition, commencing during the COVID-19 pandemic, agents have increasingly worked remotely, which presents a challenge to premise-based systems that, by design, are focused on a particular physical location. This creates substantial challenges for clients with on-premise contact center systems. As a result, cloud contact center software solutions are continuing to replace legacy on-premise contact center systems.
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
Our solution, comprised of our VCC cloud platform with native AI and automation capabilities, including Interactive Virtual Agent, or IVA, Agent Assist, Workflow Automation, or WFA, and Workforce Optimization, or WFO, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Our solution ensures our clients always have the latest version of our software. Delivered on-demand, our solution enables our clients to quickly deploy agent seats in any geographic location with only a computer, headset and broadband internet connection, and rapidly adjust the number of contact center agent seats in response to changing business requirements. Unlike legacy on-premise contact center systems, our solution requires limited up-front investment, can be rapidly deployed and is maintained by us in the cloud.

Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We have developed a proven, high velocity, metrics-driven sales and marketing strategy, designed to effectively identify, qualify and close sales opportunities. To complement this go-to-market strategy, we have developed a large ecosystem of technology and system integrator partners, which also provide sales leads, and independent software vendors to help increase awareness of our solution in the market and drive additional sales opportunities with new and existing clients. We have also established, and are continuing to increase, our network of technology solution brokers who provide sales leads and resellers that integrate our solution into their service offerings to new clients. Our partner ecosystem has helped us access new routes to market and gain market share both in domestic and international markets.
We provide our solution through a software-as-a-service, or SaaS, business model with recurring revenue made up of subscription revenue, based primarily on the number of agent seats, and usage, based on minutes, as well as the specific functionalities and applications our clients deploy such as virtual agents.
We have achieved significant growth in recent periods. For the years ended December 31, 2022, 2021 and 2020, our revenue was $778.8 million, $609.6 million and $434.9 million, respectively, representing year-over-year growth of 28% and 40%, respectively. We incurred net losses of $94.7 million, $53.0 million and $42.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, primarily as a result of increased investment in our growth, along with higher stock-based compensation. As of December 31, 2022, 2021 and 2020, our total assets were $1,244.5 million, $1,192.9 million and $1,063.7 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 115% as of December 31, 2022, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 11 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”
Our Solution
We deliver a comprehensive, end-to-end cloud software solution for contact centers. Our solution is designed to enable our customers to increase and improve the efficiency of their operations, increase revenue opportunities and business agility, and provide insights into the behaviors of their workforce and customers as it relates to customer experience. The platform facilitates this through key capabilities such as interaction routing and prioritization across channels, automation and integration of back and front end systems and the ability to leverage the power of AI through IVA and more. Our solution also empowers agents and supervisors through WFO. Organizations of a broad variety of sizes use our solution to improve customer service and create customer loyalty. These capabilities are offered across a wide variety of engagement channels from chat and SMS to e-mail and voice. Consumers are able to engage using their channel of choice and clients are able to facilitate fluid experiences that drive digital transformation.
Our agent interface is an intuitive modern browser-based design that provides easy visualization of customer profiles, context and cross channel history. Our solution is built on a modern SaaS architecture, leveraging both our own global data centers and public cloud deployments in a scalable, secure, and redundant manner. Our VCC platform is based on a modern micro services-based open enterprise architecture built with representational state transfer, or REST, APIs and software development kits, or SDKs, that enable customers, partners and developers to bridge any operational gaps within their unique systems. AI is an embedded part of our platform. We provide high quality inbound and outbound voice services leveraging our global network infrastructure, key strategic carrier partnerships, complex real time call routing, and wide range of customer connectivity options for secure, resilient interconnectivity to our network. Our complete end-to-end capabilities include Computer-Telephony Integration, or CTI, IVA, Interactive Voice Response, or IVR, WFA, Agent Assist, Automatic Call/Contact Distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktops, outbound dialer, pre-built third-party integrations, quality management, speech and desktop analytics, customer surveys and workforce management.
Our solution provides the following advantages:
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
•Highly flexible platform. Our solution provides easy administration, configuration and role-based functionalities for agents, supervisors and administrators, enabling the rapid adjustment of contact center resources to meet a changing mix of contact channels and peaks-and-troughs in contact center volumes.
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
•Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple digital engagement channels, including voice, chat, email, web, social media and mobile. Our solution gives agents the ability to switch between media channels through an easy-to-use, unified interface that provides agents with all of the relevant content and tools needed to complete the task at hand. Furthermore, our AI enabled automation features are designed to enable agent efficiency and cost reductions, including through the utilization of natural language processing, or NLP.
•Enhanced end-to-end visibility. Our solution provides clients’ operations staff, quality team and leadership with a complete view of contact center performance through a comprehensive set of historical reports, real-time dashboards, and quality and performance management tools. Clients can also extract reporting data from our solution for further analysis using a spreadsheet application or using the sophistication of an enterprise business intelligence application. This insight provides an organization-wide view of customer engagement performance and allows clients to quickly address changing circumstances.
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
•Compelling value proposition. We provide a unified cloud-based software platform for contact center operations, including software applications, technology infrastructure, maintenance, monitoring, storage, security, client support and upgrades, which enables our clients to simplify their technology infrastructure and streamline IT costs. We manage upgrades and deployments remotely, resulting in lower total cost of operations relative to legacy on-premise contact center systems that often require in-house technical support staff.
Our Competitive Strengths
We believe that our position as a leading provider of cloud contact center software results from several key competitive strengths, including:
•Global Cloud-based, enterprise-grade platform and end-to-end application suite. We deliver a cloud-based enterprise-grade platform and applications suite with multi-channel capabilities that allows our clients to manage their entire contact center operation. Our highly scalable, secure and multi-tenant architecture enables us to serve large multi-national enterprises with complex contact center requirements, regional or national enterprises in countries around the world, as well as smaller organizations, all from our platform comprised of physical data centers around the world and globally distributed public cloud regions, all interconnected with a robust, redundant, private WAN and diverse regionalized Internet connectivity.

•Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations accelerates agent activation and targets desired business outcomes by leveraging a proven lifecycle approach including detailed discovery, design, testing, training and optimization. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: Microsoft Corporation, or Microsoft, Oracle Corporation, or Oracle, Salesforce.com, Inc., or Salesforce, ServiceNow, Inc., or ServiceNow, Zendesk, Inc., or Zendesk, and others. We also offer integrations into UC partners such as Microsoft Teams, Nextiva, RingCentral, Zoom Video Communications, or Zoom, and others. We combine these comprehensive integrations with out-of-the-box application adapters that allow our customers to easily build workflow integrations without the need for dedicated developers. Once operational, we offer a high touch premium support service where we assign a technical account manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. As a result, our clients’ contact centers become fully operational faster and they recognize time to value more quickly than with legacy on-premise contact center systems.
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
•Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Microsoft, Oracle, Salesforce, ServiceNow and Zendesk; WFO vendors such as Calabrio, Inc., or Calabrio, and Verint Systems Inc., or Verint; unified communications vendors such as Microsoft Teams, Nextiva, RingCentral and Zoom; system integrators such as Accenture PLC, Deloitte Consulting LLP, IBM, PwC LLP and Slalom Consulting, LLC; technology solution brokers, value-added resellers such as AT&T Inc. and CDW Corporation; independent software vendors; and telephony providers. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.
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
Clients
We have a large, diverse and global client base comprised of more than 2,500 organizations as of December 31, 2022, with no single client representing more than 10% of our revenues in 2022, 2021 or 2020. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, retail, healthcare, technology and education.

Sales and Marketing
Marketing. To build client awareness and adoption of our solution, our lead generation activities consist of a mix of organic activities such as social, digital presence and search engine optimization, and paid for activations such as search engine marketing, internet advertising, digital marketing campaigns, trade shows, industry events, co-marketing with strategic partners, account-based marketing, client referrals and out-of-home campaigns. We have adapted to various COVID-19 restrictions by converting our user group meeting from in-person to virtual and switching from in-person to fully virtual or hybrid attendance at various trade shows. In 2022, we returned to an almost fully in-person mode for our annual CX Summit and saw attendance increase by approximately 30% from the last fully in-person event in 2019. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for our solution. We offer online self-service demos to allow prospective clients to learn about the features and functionality of our cloud platform in more detail. We also offer proof of concept service packages, which include return-on-investment analyses conducted by third parties, to allow prospects to experience the quality and ease-of-use of our cloud solution and quantify the potential benefits of our deployment.
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
Indirect Sales. We have cultivated strong partner relationships with technology solution brokers, system integrators and resellers to drive sales of our solution. We have established, and continue to increase, our network of technology solution brokers, which provide sales leads, system integrators, which also provide sales leads and help integrate our solution with our client systems, and resellers, which sell our solution to new clients. This network has helped us attract additional clients.
Professional Services
We offer global comprehensive professional services to our clients to assist in the successful implementation and optimization of our solution. Our professional services include application configuration, system integration, and education and training. Our clients may use our professional services team for implementing our solution or, in limited cases, they may also choose to perform these services themselves or engage third-party service providers to perform these services. Our cloud solution allows us to eliminate the need for lengthy and complex technology integrations, such as deploying equipment or maintaining hardware infrastructure for individual clients. As a result, we are typically able to deploy and optimize our solution in significantly less time than required for deployments of legacy on-premise contact center systems.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to improve the functionality of, and add new features to, our VCC cloud platform. Our core research and development center is based in our San Ramon, California headquarters, with additional engineers located in Australia and Portugal, which allows us to benefit from relatively low-cost and highly skilled software developers. In January 2023, we announced the opening of our new European Research and Development Hub in Porto, Portugal, which will serve as our European engineering headquarters. Our engineering team has deep software and telecommunications skills, and works closely with our sales team to identify our clients’ product requirements. In addition, continuous interactions with our partners enable our engineers to enhance the usability and performance of our platform and its integration with best-in-class CRM and other business applications and telephony technologies.
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
We currently deliver our services globally from third-party co-location data center facilities located in the United States, the United Kingdom, Europe and Australia and from public cloud locations in Canada, the United Kingdom and Europe. We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia as well as additional core services in Europe. Our infrastructure, including our third-party co-location facilities, is designed to support real-time critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
We have designed and maintain an operations, capacity and security program to monitor and maintain our platform, ensure efficient utilization of our platform capacity and protect against security threats or data breaches. Our global operations team monitors our data centers for potential performance issues, unauthorized attempts to access secure data or applications and the overall integrity of the platform.

Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the transition to mobile devices and use of different channels of engagement, such as social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across all channels without losing the overall context of customer interactions according to their preference and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of the products and services offered. We currently compete with large legacy vendors that offer on-premise contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco. These legacy telephony vendors are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as Genesys Telecommunications Laboratories, Inc., or Genesys, and NICE Ltd., or NICE. We also face competition from many smaller contact center service providers such as Content Guru and Talkdesk, as well as vendors offering both unified communications and contact center solutions such as Zoom. In addition, Amazon.com, Inc., or Amazon, Twilio Inc., or Twilio, and most recently, Microsoft, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM and customer experience vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories, broader product offerings, larger marketing and product development budgets, as well as greater financial and technical resources. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. Our recent, and any future, acquisitions will subject us to new competitors and cause us to face additional and different competition in the markets served by these businesses. We believe the principal competitive factors in our market include:
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

•ability to offer multiple channels of engagement; and
•size and financial stability.
We believe we currently compete effectively with respect to each of the factors identified above.
Intellectual Property
We rely on a combination of patent, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements, confidentiality agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand. In addition, we require our employees and independent contractors involved in development of intellectual property to enter into agreements acknowledging that all works, or other intellectual property generated or conceived by them on our behalf, are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
As of December 31, 2022, our intellectual property portfolio included three registered U.S. trademarks, 15 issued U.S. patents, one pending U.S. patent application and one registered U.S. copyright. As of December 31, 2022, outside the U.S. we also had 10 trademark registrations, five issued patents and two pending international Patent Cooperation Treaty, or PCT, patent applications. The expiration dates of our issued patents range from 2030 to 2041. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there are seasonal factors that cause our revenues in the first half of a year to be lower than our revenues in the second half of the year. During 2022, 2021 and 2020, 52%, 54%, and 55% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education in the second half of each year.
Employees and Human Capital Resources
Our employees and the culture we have established are the key to our success. As of December 31, 2022, we had 2,380 full-time employees. 47% of our employees are in various cost of revenue functions, 17% in research and development, 25% in sales and marketing and 11% in general and administrative. Our employee turnover for the last three years has averaged 8.1%.
The key human capital measures and objectives that we focus on in managing our business are maintaining our company values, increasing our diversity and inclusion, our compensation philosophy, our talent development, and our employees’ safety and wellness.
Five9 Values - Bringing Passion and Purpose
At Five9 we are focused on delivering success for our customers, partners and employees. Living our values everyday results in a unique and powerful culture that we call “winning culture” in which every member on our team is passionately committed to achieve this collective success. This powerful team-first culture enables us to overcome any adversity or obstacle and win year after year while enjoying the journey together.

Our values are woven throughout the entire employee lifecycle and used in the interview process to ensure we hire candidates that have personal values that align with ours. Our values are instrumental in the semi-annual employee performance self-reflection cycle, and we request that employees share how they have lived our values. In addition, we regularly celebrate employees that live our values through recognition and rewards. We introduce new employees to our values during new hire orientation and our values are visible in the offer package as well as company employee resource pages. Our CEO also weaves these values into quarterly company meetings and regular smaller meetings, such as “Thursdays in the Cloud” where one of the values may be highlighted through a story and employee example.
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. 81% of our employees participated in our most recent employee survey in 2022. Last year we maintained the highest level of employee engagement according to our vendor, Culture Amp, as noted in its Engagement and Inclusion benchmark (top quartile) based upon responses from approximately 2,000 companies. Employees’ highest rated areas were the following: work & life blend (92%), management (91%) and inclusion (91%).
Diversity & Inclusion at Five9
We value diversity and hold ourselves accountable to create a culture where our employees represent the communities in which we operate. We embrace authenticity and trust and lead with transparency, empowering our employees to have a voice that's heard. We are committed to learning, empowering, advocating, allying and supporting each other within our company and in our communities. Our recruiting programs support and encourage diversity. We recruit from various diversity organizations, including historically black colleges and universities, the Career Cast Diversity Network of Women, Black, Hispanic, Asian, LGBTQIA, the Career Cast Disability Network, and the Career Cast Veteran Network. In addition, we have several Employee Resource Groups, or ERGs, that are committed to diversity and creating and fostering a culture of inclusion. Our ERGs include Women In Tech, Blatinx, Veterans, Five9 Faith and Pride @ Five9. We are currently working with Black Girls Code to offer an online educational session for underserved girls enlisted in their program and our female employees are facilitating the class. We have also created a mentorship program with a specific eye towards diversity. Executive sponsors of the program reach out to employees from underrepresented groups to promote the program and encourage employees to participate. Our human resources team pairs mentors with mentees to enable employees to receive opportunities for growth and development.
Women represent 30% of our worldwide employees and racial and ethnic minorities represent 32% of our U.S. employees as of December 31, 2022. Women and ethnic minorities each represent 22% and 11%, respectively, of our executive leadership team and 33% and 22%, respectively, of our Board of Directors as of December 31, 2022.
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
Full-time employees and their family members enjoy comprehensive benefits programs and perquisites. In an effort to attract and retain the best talent, we strive to offer benefit programs that will enable our employees to thrive both at work and at home. We cover 100% of the employee portion of our healthcare benefits and share a high portion of the dependent costs. Our competitive global benefits include a Parental Leave Policy, flexible schedules, financial and physical wellness programs, fertility benefits and Section 401(k) plan employer matching contributions.
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
Environmental Sustainability
We are committed to reducing workplace-related resource consumption through our site selection, facilities design and energy procurement practices through our landlords, to ensure our corporate responsibility goals are achieved. We participate in building sustainability by occupying LEED certified and 5-Star NABERS Energy Rated multi-tenant buildings. Our corporate headquarters offers a transportation program to cut down on emissions. We have made strides in reducing energy consumption by upgrading our lighting system and installing motion sensors for lighting and convenience electrical outlets. To reduce waste, we use source compostable/recyclable kitchen products, centralized waste collection with an emphasis on recycling, established an E-waste program, implemented software tools to minimize printing waste and reduce equipment and toner purchases, and expanded our battery recycling program to include work-related and personal battery recycling.
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
We are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, Enhanced 911 access, porting of numbers, automatic number dialing, contributions to the federal Universal Service Fund and related funds, or USF, and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations. The Federal Trade Commission, or FTC, also has jurisdiction over some of our business practices, including advertising, trade practices, privacy and telemarketing. If we do not comply with FTC rules and regulations, we could be subject to an FTC enforcement action, fines or restrictions on our business practices.

We must comply with numerous federal regulations, including:
•Telephone Consumer Protection Act of 1991, or TCPA, which regulates the use of automatic dialing equipment and pre-recorded messages to contact consumers, and the Telemarketing Sales Rule, which has similar obligations as to telemarketing activities;
•The TRACED Act and corresponding regulations from the FCC, which require carriers to authenticate incoming calls using the STIR/SHAKEN caller ID framework and correspondingly compels providers of telecommunications services to implement capabilities to certify as authentic the traffic they provide to those carriers;
•CALEA, which requires telecommunications service providers to assist law enforcement in undertaking electronic surveillance;
•enhanced 911 rules, KARI’s Law and RAY BAUM’s Act, which, in certain circumstances, require telecommunications service providers to ensure their users can directly dial 911 emergency services and, if technically feasible, automatically convey dispatchable location information with the call;
•contributions to the USF, which requires that we pay a percentage of our revenues resulting from the provision of interstate and some international telecommunications services to support certain federal programs;
•payment of annual FCC regulatory fees based on our interstate and international revenues;
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund;
•FCC rules regarding Customer Proprietary Network Information, or CPNI, which require that we limit disclosure of certain information received from customers as a result of a service provider/customer relationship without customer approval, subject to certain exceptions;
•Federal Trade Commission Act and rules promulgated thereunder, which generally relate to avoiding unfair and deceptive trade practices, our advertising, and privacy practices; and
•State privacy laws require compliance with privacy frameworks and include disclosure obligations to consumers for whom we hold or process personal data including:
◦The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CCPA, which took effect on January 1, 2023;
◦Virginia Consumer Data Protection Act, or the VCDPA, which took effect on January 1, 2023;
◦Colorado Privacy Act, or the CPA, which will take effect on July 1, 2023;
◦Connecticut Data Privacy Act, or CDPA, which will take effect on July 1, 2023; and
◦Utah Consumer Privacy Act, or the UCPA, which will take effect on December 31, 2023.
In addition, we must make contributions and other payments on our usage-based fees to state and local governmental entities. The tax and fee structure for communications services such as ours is complex, ambiguous and subject to interpretation. If taxing and regulatory authorities enact new rules or regulations or expand their interpretations of existing rules and regulations, we could incur additional liabilities. The amount that we are required to pay under certain of these tax and regulatory structures also continues to increase as a percentage of our telecommunications revenues. The collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with these regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, these regulations. See Note 10 of the notes to the consolidated financial statements under ITEM 8 of this Form 10-K for a discussion of our potential liability related to USF matters.
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulation of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. For example, in the European Union, the General Data Protection Regulation, or the GDPR, requires companies to meet new and extended requirements regarding the processing of personal data. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, among other comprehensive privacy laws, we are subject to the UK’s Data Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and analogous provincial laws, emerging U.S. state privacy laws, which collectively impose similar data privacy and security obligations on our processing of personal data. Our regulatory obligations in foreign jurisdictions could impact the use or cost of our solution in international locations as data protection and privacy laws and regulations around the world continue to evolve.

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
Company Information
We were incorporated in Delaware in 2001. We operate in a single reportable segment. Our principal executive office is located at 3001 Bishop Drive, Suite 350, San Ramon, CA 94583 and our telephone number is (925) 201-2000. Our website address is www.five9.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K. We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and domain names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our solution. Solely for convenience, some of the copyrights, trademarks and trade names referred to in this annual report on Form 10-K are listed without ©, ® and ™ symbols, but we own and will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports are filed with, or furnished to, the United States Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding Five9 and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q and Forms 8-K, and amendments thereto, may be obtained, free of charge, electronically through our internet website, http://investors.five9.com/sec.cfm as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC. The information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
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
•Adverse economic conditions, including the impact of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, and other factors, may continue to harm our business.
•If we are unable to attract new clients or sell additional services and functionality to our existing clients, our revenue and revenue growth will be harmed.
•If our existing clients terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we might expect, our revenues and gross margins will be harmed, and we will be required to spend more money to grow our client base.
•Because a significant percentage of our revenue is derived from existing clients, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
•We have established, and are continuing to increase, our network of technology solution brokers and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.

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
•Our recent Chief Executive Officer transition could disrupt our operations, result in additional executive and personnel transitions and make it more difficult for us to hire and retain employees.
•Failure to adequately retain and expand our sales force will impede our growth.
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
•We continue to expand our international operations, which exposes us to significant macroeconomic and other risks.
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
•Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
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

•if our existing clients terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we expect;
•adverse economic conditions, including the impact of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, or other factors;
•our ability to attract new clients and grow our business with existing clients;
•client renewal rates;
•client attrition rates;
•changes to our management team;
•network outages or security incidents, which may result in additional expenses or losses, legal or regulatory actions, the loss of clients, the provision of client credits, and harm to our reputation;
•our ability to make technological advancements, add more features to our solution, and integrate those features within our client’s technology infrastructure;
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
•our ability to expand, and effectively utilize, our network of technology solution brokers, resellers and systems integrators;
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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, the vast majority of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters. Accordingly, the effect of potential changes in our pricing policies or renewal rates, and significant downturns in sales, number of agent seats, market acceptance and implementation of our solution, including as a result of the impact of macroeconomic deterioration on our clients, increased inflation rates, increased interest rates, decreased economic output and fluctuations in currency exchange rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. Moreover, many of our clients initially deploy our solution to support only a portion of their contact center agents and, therefore, we may not generate significant revenue from these new clients at the outset of our relationship, if at all. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations as subscription revenue is recognized, and if and when these clients increase the number of agent seats and the number of components of our solution they deploy over time.
Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our solution could affect our gross margins and operating results.
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients, the increasing reliance on public cloud providers, and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services, and because our professional services offerings typically have lower margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts and expense. Selling to smaller clients may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, lower returns on sales and marketing expense, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution changes unfavorably, our revenues and gross margins could decrease, and our operating results could be harmed.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred losses in each annual period since our inception in 2001. We incurred net losses of $94.7 million, $53.0 million and $42.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $323.1 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our solution and acquire new clients, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in sales and marketing and research and development and expand our business. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
Risks Related to Our Growth
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2022, 2021 and 2020, our revenues were $778.8 million, $609.6 million and $434.9 million, respectively, representing year-over-year growth of 28% and 40%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:
•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants, and with providers of legacy on-premise systems;
•increase our existing clients’ use of our solution, including additional and new features of our solution;
•maintain our existing clients and their level of subscriptions and related usage, and grow subscriptions within our existing client base;

•respond to adverse economic conditions, including the impact of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, or other factors;
• respond to general macro economic factors and industry and market conditions;
•further develop our partner ecosystem;
•strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced features and functionality, such as our AI enabled automation features;
•introduce our solution to new markets outside of the United States and increase global awareness of our brand; and
•selectively pursue acquisitions that enhance our solution offerings.
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
Moreover, we continue to expand our headcount and operations. We grew from 1,549 employees as of December 31, 2020, to 2,138 employees as of December 31, 2021, and to 2,380 employees as of December 31, 2022. We anticipate that we will continue to expand our operations and headcount in the near term and beyond in accordance with our overall strategy and taking into consideration macroeconomic conditions. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. For example, we have continued to expand our international operations, including the formation of new legal entities, which will increase the complexity of our operations, administration and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulties or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We leverage strategic relationships with third parties, such as CRM providers, WFO providers, systems integrators, telephony and other technology providers. For example, our relationship with CRM providers and systems integrators provide significant lead generation for new client opportunities. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. Our competitors may also have deeper or broader relationships with third parties, including a broader suite of products that are outside our core markets, that could give these competitors an advantage in establishing and maintaining relationships with these third parties. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and promote our interests and limit our potential liabilities will become more complicated. We also license technology from certain third parties, including through OEM relationships. Certain of these agreements permit either party to terminate all or a portion of the relationship without cause at any time and for any reason. If one of these agreements is terminated by the other party, we would have to find an alternative source or develop new technology ourselves, which preclude, limit or delay our ability to offer our solution or certain product features to our clients, result in increased expense and harm our business. Our inability to successfully manage and maintain these complex relationships or negotiate sufficient and favorable contractual terms could harm our business.
Our recent growth, the COVID-19 pandemic and recent adverse economic conditions make it difficult to evaluate and predict our current business and future prospects.
While we have been in existence since 2001, much of our employee, revenue and operations growth has occurred in recent years. Our recent growth may make it difficult for investors to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. Financial results during the COVID-19 pandemic may not be illustrative of our current business and future prospects.
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. These uncertainties are exacerbated by the effects of recent adverse economic conditions, including macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict, or other factors. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this annual report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Subscriptions and related usage by our existing clients may decrease if:
•our clients’ business or demand for our services slows or declines due to industry cycles, seasonality, business difficulties or other reasons, including the impact of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict, or other factors;
•clients are not satisfied with our services, prices or the functionality of our solution;
•the stability, performance or security of our solution are not satisfactory;
•the U.S. or global economy declines;
•clients favor products offered by other contact center providers, particularly as competition continues to increase;
•fewer clients purchase usage from us;
•alternative technologies, products or features emerge or gain popularity that we do not provide; or
•our clients or potential clients experience financial difficulties, including as a result of macroeconomic deterioration.
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
If clients fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements and intellectual property terms, we may terminate clients, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our clients may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, all of which risks may be exacerbated by the effects of macroeconomic deterioration, including increased interest inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict, or other factors, any of which could harm our operating results, financial position and cash flow.

Our business could be harmed if our clients are not satisfied with the professional services and technical support provided by us or our partners.
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. Our professional services offerings have lower or negative margins. Accordingly, any increase in sales of professional services could harm our gross margins and operating results. We will need to continue to considerably expand our professional services and technical support in order to implement and support new and larger global client installations. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, would increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or suffer reduced (including negative) margins on our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
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
We have established, and are continuing to increase, our network of technology solution brokers and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.
We have established, and are continuing to increase, our network of technology solution brokers, which provide sales leads, and resellers, which sell our solution to new clients. This network has helped us attract additional clients. Our resellers have assisted us in expanding in both domestic and international markets. These technology solution brokers and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential technology solution brokers or resellers to favor their services over ours, either through financial incentives, technological innovation, solution features or performance, by offering a broader array of products to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current technology solution brokers and resellers, fail to develop relationships with new technology solution brokers and resellers in new and existing markets, if we fail to manage, train, or provide appropriate incentives to our existing technology solution brokers and resellers, or if our technology solution brokers and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed. Additionally, in order to effectively utilize our resellers, we must enhance our systems, develop specialized marketing materials and invest in educating resellers regarding our systems, product offerings and services. Our failure to accomplish these objectives could limit our success in marketing and selling our solution.

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
Furthermore, we may not be able to provide the configuration and integration services that larger organizations typically require. For example, our solution does not currently permit clients to modify our software code, but instead requires them to use our set of APIs. If prospective clients require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, they will need to use our professional services or third-party service providers or we may lose sales opportunities with larger organizations and our business could suffer.
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
Our ability to increase our client base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social media, trade shows, industry events, co-marketing with strategic partners, telemarketing and out of home campaigns. The effectiveness of our internet advertising and the overall cost of internet advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the manner in which the leading internet advertising companies approach internet advertising, including through their policies, and changes in the search algorithms used by major search engines, any of which could result in an increase in the time spent and other financial expenditures associated with our internet advertising and a decrease in the effectiveness of our internet advertising. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution, expanding our business with existing clients and attracting new clients. Brand promotion activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues typically occurs after the expense has been incurred, and may not offset the costs and expenses of building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical to increasing client adoption of our solution.
Risks Related to Our Solution
If we fail to manage our technical operations infrastructure, our existing clients may experience service outages, our new clients may delay or decide against deployment of our solution, existing clients may decide to move to another vendor, and we could be subject to claims for credits, damages or other actions.
Our success depends in large part upon the capacity, stability, security and performance of our technical operations infrastructure, which currently relies upon a mix of external data centers and, increasingly, public cloud providers. From time-to-time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, telecom network outages, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems, or remediate them within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase the number of users of our service and the product applications that run on our system, could harm our relationships with our clients, result in claims for credits or damages or other actions, damage our reputation, significantly reduce client demand for our solution, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, cause customer attrition, and harm our business.
We have experienced significant growth in the number of agent seats and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients’ use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate and reliable availability, stability and performance, the availability of which may be limited or the cost of which may be prohibitive, and any failure may cause interruptions in service that may harm our business. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict our infrastructure requirements or efficiently improve our infrastructure, our business could be harmed.
We host our solution at geographically redundant data centers in the United States, the United Kingdom, Europe and Australia and from public cloud locations in Canada, the United Kingdom and Europe. Any failure or downtime in one of our data center facilities could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so. While our data centers have redundant power, cooling and infrastructure, they are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our clients as well as equipment damage. Our data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, cyber attacks, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of our data center facilities could result in significant downtime for our solution and the loss of client data. Because our ability to attract and retain clients depends on our providing clients with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is a risk that service interruptions may occur as a result of server addition, relocation or other issues.
We also host some of our voice services on the public cloud in Europe, Asia, South America and Australia as well as additional core services in Europe. We are also establishing new public cloud deployments of our platform in certain additional international markets. Our public cloud-based platform offering is critical to developing and providing our solution to our clients, scaling our business for future growth, accurately maintaining data and otherwise operating our business. We have little or no control over public cloud providers. Any disruption of the public cloud, deficiencies in the design, implementation, maintenance, or migration from one public cloud provider to another, or any failure of our public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, security, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy and security systems and fault tolerances, a reduced ability to control data security and privacy, and future unpredictable costs of these services.
Development of our AI solutions to make people more efficient, automate interactions through virtual agents to improve customer experience and provide conversational insights to customers may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to continue to increase, and provide our customers with, our AI-powered applications, including conversational virtual agents, agent assistance and business insights. In the fourth quarter of 2020, we enhanced our AI-powered applications with the acquisition of Inference Solutions Inc., or Inference, and now offer an integrated IVA platform with AI-enabled omni-channel service solutions. These applications are part of our comprehensive AI & Automation portfolio, which is now comprised of eight distinct modules, including speech analytics, workflow automation, voice IVA, digital IVA and Agent Assist as well as the recently launched Five9 Analytics, AI Insights and AI Summaries. While we aim for our AI-powered applications to make agents more efficient and improve customer experience, our AI models may not achieve sufficient levels of accuracy. In addition, we may not be able to acquire sufficient training data or our training data may contain biased or otherwise inaccurate information. Our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications and result in lost business. Should any of these items or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
If our solution fails, or is perceived to fail, to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with client expectations and contractual obligations. Moreover, our clients could incorrectly implement or inadvertently misuse our solution, which could result in client dissatisfaction and harm the perceived utility of our solution and our brand. Because our clients use our solution for critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our clients’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing clients could cancel or reduce the use of our solution, seek payment credits or damages against us, or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. In addition, since telecommunications billing and associated telecom taxes and the related calculations and billing of telecom taxes are inherently complex and require highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our clients or related taxes and administrative fees. Clients also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, reputational harm, failure to achieve market acceptance and the diversion of development resources.
Any product liability, intellectual property, warranty or other claims against us could damage our reputation and relationships with our clients, and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be available or sufficient to cover liabilities resulting from such claims. Also, our insurers may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business.
The contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new features and components of our solution in order to maintain and grow our business.
The contact center software solutions market is characterized by rapid changes in client requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced contact center solutions, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. We are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our clients, particularly larger clients, with complex, dynamic and global operations. In addition, cloud-based technology advancements in areas such as AI are designed to enable improved customer experience, significant operational efficiencies and business insights. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing clients to these new solutions, applications and features. To the extent that these enhancements are made as a result of acquisitions, our success also depends on our ability to integrate the acquired technology with our existing solution. Any failure may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing, acquiring or integrating these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of changes and updates to our solution and increase our research and development expenses. Any failure of our solution to operate effectively, including with future network platforms and technologies, could reduce the demand for our solution, result in client dissatisfaction and harm our business.

Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings, features and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses. Our research and development expenses totaled $141.8 million, $106.9 million and $68.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, other cash needs of our business, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
If we are unable to maintain the compatibility of our software with other solutions and technologies, our business could be harmed.
Our clients often integrate our solution with their business applications, particularly third-party CRM solutions. These third-party providers or their partners could alter their products so that our solution no longer integrates well with them, or they could delay or deny our access to technology releases that allow us to adapt our solution to integrate with their products in a timely fashion. In addition, to the extent that third-party providers are adversely impacted by macroeconomic deterioration, their development of software that is integrated with our solution may be delayed, which could have an adverse impact on the implementation of, or demand for, our solution by our clients. Such third-party providers could also favor integration of our competitors’ products over our solution, making our solution less attractive to our clients. If we cannot adapt our solution to changes in complementary technology deployed by our clients, it may significantly impair our ability to compete effectively.
We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards inherent in the cloud contact center software business, including:
•damage to third-party and our infrastructure and data centers, related equipment and surrounding properties caused by earthquakes, hurricanes, tornadoes, floods, fires and other natural disasters, explosions, cyber attacks and acts of terrorism;
•security breaches resulting in loss or disclosure of confidential client and customer data and potential liability to clients and non-client third parties for such losses on disclosures; and
•other hazards that could also result in suspension of operations, personal injury and even loss of life.
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake or flooding on the West Coast of the United States (where our corporate headquarters and one of our data centers are located), hurricane, tropical storm, flooding or severe weather in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, global pandemic, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
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
We rely on third-party telecommunication service providers to provide our clients and their customers with telecommunication services. These telephony services include the public switched telephone network, or PSTN, telephone numbers, call termination and origination services, and local number portability for our clients. In addition, we depend on our internet bandwidth suppliers to provide uninterrupted and error-free service through their telecommunications networks. Some of our services may require that users of our service obtain their own internet bandwidth. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide.
When problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, whether caused by our service, the products or services of our third party service providers, or our clients’ or their customers’ equipment and systems, may result in loss of market acceptance of our solution and harm to our reputation and any necessary repairs or other remedial actions may force us to incur significant costs and expenses.
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
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Portugal, where we continue to transition portions of engineering and operations previously performed in Russia, and Australia, where additional portions of engineering and operations are now performed. In March 2022, we made a decision to close our Russia office and to establish a new European development center in Portugal. While approximately half of our Russian-citizen employees have received visas and have moved to Portugal, it was not feasible to move and retain all of the Russian-citizen employees in connection with growing our overall operations presence in Portugal, we have expanded recruiting and employment-related efforts in Portugal to further enhance our operations. We have and will continue to incur costs in connection with this transition, and during the transition we have and may continue to experience operational disruptions. There can be no assurance that our new Portuguese operations will be as effective or as efficient as our prior Russian operations, which could harm our business and results of operations. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries, including our new location in Portugal.
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
We also will continue to incur additional compliance costs associated with our international operations, including costs associated with expanding and rapidly changing sanctions and other trade controls. In addition, we may be unaware or unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international laws and regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, prohibitions on selling our solution or harm to our reputation, any of which could harm our business.
While we have worked to avoid and mitigate any effects of the Russia-Ukraine conflict on our business, employees and clients, the conflict is ongoing, and its ultimate scope and broader impacts cannot be predicted with certainty. While the conflict has not yet had a negative impact on our employees, business, or operations outside of Russia, it could, and if the conflict or related geopolitical tensions extend to other countries, negative impacts could also expand. Our business and operations could be harmed and our costs could increase if our or our clients’ or other partners’ manufacturing, logistics or other operations, costs or financial performance are disrupted or adversely affected. The Russia-Ukraine conflict has also had an adverse impact on the global economy, including on the inflation rate, and has contributed to significant fluctuation in global stock markets, including The NASDAQ Stock Market, on which our common stock is listed. All of these risks and conditions could harm our future sales, business and operating results.
Sales to clients outside the United States or with international operations and our international sales efforts and operations support expose us to risks inherent in international sales and operations.
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States, with approximately 90% of our revenue for the year ended December 31, 2022 derived from clients with billing addresses in the United States.
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
Our business depends on the overall demand for cloud contact center software solutions, the economic health of our current and prospective clients and worldwide economic conditions. In addition to the United States, Canada, Europe, Latin America and Australia, we plan in the future to market and sell our solution in Asia and other international markets. Adverse economic conditions in these markets, including declining worldwide economic conditions, increased inflation rates, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, has and will likely continue to reduce overall demand for our solution, particularly in our installed base. These factors could also delay our clients' implementation of our solution, delay or lengthen sales cycles, delay international expansion, lower prices for our solution, and may also lead to longer collection cycles for payments due from our clients, as well as result in an increase in client bad debt. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we continue to experience macroeconomic headwinds on our installed base business, which typically contributes approximately half of our revenue growth, particularly in two verticals, healthcare and consumer, which are typically our two strongest seasonal industries in the fourth quarter. There has also been some adverse impact on the mid-market portion of our net new clients business. All of these potential circumstances could lead to slower growth, or even a decline in, our revenues, operating results and cash flows.
Security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and our business.
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, unauthorized use of our systems, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information, leading to litigation, governmental investigations and enforcements actions, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solutions we provide, degrade the user experience, harm our reputation or cause clients to lose confidence in our solution.
We are required to comply with laws and regulations that require us to maintain the security of personal data and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches. While we have implemented security measures to protect client information and minimize the risk of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone unlawfully or without authorization obtains access to our clients’ information, including personal data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Such security breaches could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures fail to protect against unauthorized access, attacks, compromise or the mishandling of data by our employees, then our reputation, business, results of operations and financial condition could be adversely affected. Moreover, any failure on the part of third parties, including our clients, to maintain appropriate security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, governmental investigations and enforcement actions, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could materially harm our business, reputation or financial results.
We are undergoing changes to our management team; we depend on our senior management team, and the loss of one or more of our senior leadership team or other key employees could harm our business and results of operations.
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
Our success depends, in part, upon the performance and continued services of our senior leadership team, including our new Chief Executive Officer. If our senior leadership team, including our Chief Executive Officer, fails to perform effectively or if we fail to attract or retain key executives, senior management or other key employees, our business, financial condition or results of operations could be harmed. We also rely on our leadership team, key employees, and critical individual contributors in all of our functional areas. The loss of one or more of our leadership team, key employees, and critical individual contributors could harm our business. We currently do not maintain key person life insurance policies on any of our employees.
If we are unable to attract and retain highly skilled leaders and other employees, our business and results of operations may be adversely affected.
To execute our growth plan, we must attract and retain highly qualified personnel, including key executives, senior management or other key employees, and we may incur significant costs, including stock-based compensation expense, to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty could be further exacerbated by our Chief Executive Officer transition and any other senior leadership or other key employee transitions we experience. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs.
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
Volatility or lack of performance in the trading price of our common stock, including the declines in our trading price over the recent past, may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of stock awards when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees.
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
Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of additional debt to fund such acquisitions, which could harm our operating results. To the extent that we intend to issue stock in any acquisitions, volatility in our stock price could make it more difficult or dilutive to make these acquisitions. If an acquired business fails to meet our expectations, our operating results, business and financial condition could suffer.
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
We have a substantial amount of debt. As of December 31, 2022, we had approximately $747.7 million in principal outstanding under our convertible senior notes issued in May 2018 and in May and June 2020. See Note 6 to the consolidated financial statements.
Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities and future debt could be secured by all of our assets. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly harmed.
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
U.S. GAAP is subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements issued before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results, result in restatements of prior periods, or the way we account for or conduct our business.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2022, our intellectual property portfolio included three registered U.S. trademarks, 15 issued U.S. patents, one pending U.S. patent application and one registered U.S. copyright. As of December 31, 2022, outside the U.S. we also had 10 trademark registrations, five issued patents, and two pending international PCT patent applications. The expiration dates of our issued patents range from 2030 to 2041. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. As we expand into additional countries, these risks will be further enhanced. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, including to replace current third-party software, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. Third-party licensors may also be acquired or go out of business, which could preclude us from continuing to use such technology. The loss of, or inability to maintain, existing licenses could result in lost product features and litigation. The loss of existing licenses could also result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed or identified, and licensed and these replacements integrated, and could increase our costs and harm our business.
Our solution utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Our solution includes software covered by open source licenses, which may include, for example, free general public use licenses, open source front-end libraries and open source applications. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solution. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our intellectual property, technologies and solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software. Many of the risks associated with the usage of open source software cannot be eliminated and could harm our business.
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
In addition, the FCC is requiring voice service providers to implement other robocall prevention measures, including registering with the FCC’s Robocall Mitigation Database and maintaining a robocall mitigation plan that includes conducting due diligence on customers to ensure they do not engage, or appear to engage, in robocalling or caller ID spoofing. Third party complaints and unusual calling patterns on end user bills must be investigated and the services of non-compliant clients terminated. Voice service providers must also participate in an Industry Traceback Group program to further demonstrate their commitment to preventing robocalls and caller ID spoofing. We have implemented these remedial measures to ensure that other carriers do not misidentify or block voice traffic originated by our clients. Although we believe we have achieved full compliance, the regulatory measures to prevent robocalling and caller ID spoofing are relatively new, complex and continue to change and therefore pose a risk to all voice service providers with respect to the possible misidentification and blocking of voice calls originated by their clients. These new compliance measures have and will increase our regulatory compliance and other costs, could make our solution less attractive to our clients, and any non-compliance could subject us to fines, damages and penalties, or injunctions precluding the use of our solutions or certain features thereof.

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
We are classified as a telecommunications service provider for regulatory purposes and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and certain international telecommunications services. In order to comply with the obligation to make direct contributions, we are registered with the Universal Service Administrative Company, or USAC, which is charged by the FCC with administering the USF, and have been remitting the required contributions to USAC since our registration with USAC in April 2013.
We also made retroactive USF contributions based on our revenues for the period from 2008 to 2012. We have an unresolved and arguably dormant dispute with the FCC, however, regarding whether we are liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2022, we had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007. See Note 10 to the consolidated financial statements.
Our ongoing obligations to pay federal, state and local telecommunications contributions and taxes may decrease our price advantage over, and ability to compete with our competitors who are not subject to, or choose not to comply with, those requirements. In addition, if we are unable to continue to pass some or all of the cost of these contributions and taxes to our clients, our profit margins on the telecommunication service minutes we resell will decrease. Our federal contributions and tax obligations may significantly increase in the future, due to new interpretations by governing authorities, governmental budget pressures, changes in our business model or solutions or other factors.
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

•enhanced 911 rules, KARI’s Law and RAY BAUM’s Act, which, in some circumstances, require telecommunications service providers to ensure their users can directly dial 911 emergency services and, if technically feasible, automatically convey dispatchable location information with the call;
•contributions to the USF which requires that we pay a percentage of our revenues resulting from the provision of interstate and some international telecommunications services to support certain federal programs;
•payment of annual FCC regulatory fees based on our interstate and international revenues;
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and
•FCC rules regarding CPNI which requires that we limit disclosure of certain information received from customers without client approval, subject to certain exceptions.
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
As of December 31, 2022, we had federal, state and foreign net operating loss carryforwards due to prior period losses of $456.9 million, $310.9 million and $13.5 million, respectively, available to reduce future income subject to income taxes. If not utilized, the federal and significant state net operating loss carryforwards will begin to expire in 2024 and 2028, respectively, while the foreign net operating loss carryforwards do not expire. As of December 31, 2022, we also had gross research credit carryforwards for federal and California state tax purposes of $10.8 million and $7.0 million, respectively. A portion of the federal research credit carryforwards will continue to expire in 2023. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
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
In the U.S., there are numerous federal and state laws governing the privacy and security of personal data. For instance, we may be subject to FTC enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices in violation of the FTC Act. There are also new state privacy laws, including the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, the Colorado Privacy Act, or CPA, the Connecticut Data Privacy Act, or CDPA, the Utah Consumer Privacy Act, or UCPA, and the Virginia Consumer Data Protection Act, or VCDPA, that set forth comprehensive privacy obligations regarding the Processing of personal data. It is possible that other states may pass their own versions of data privacy laws.
Moreover, data protection laws and regulations outside the United States, including Brazil, Canada, China, Japan, Russia, Singapore, the United Kingdom and particularly in the EU, often are more restrictive than those in the United States. Such laws and regulations may have more stringent compliance obligations in regards to data protection. While some aspects of these laws are similar to the new U.S. state privacy laws in terms of providing for data subject privacy rights of access, deletion, correction, and portability, the EU laws often require affirmative consent for some types of data processing, and broader requirements for informing data protection authorities and individuals of security breaches that affect their personal data. We also may be bound by additional, more stringent contractual obligations relating to our collection, use, disclosure and data transfers of personal, financial, and other data outside the EU. It is possible that a governmental authority may implement a new law or interpret an existing law in a manner that limits our customers’ ability to use our solution or that requires us to make costly or detrimental changes in our solution and services, whether on a one-time basis or as an ongoing increase in our operating costs and expenses. Further, some laws might require us to disclose proprietary or confidential aspects of our solution in a manner that compromises the effectiveness of our solution or that enables our competitors or bad actors to gain insight into the operation of our technology, enabling them to copy or circumvent our solution and thereby reducing the value of our technology.
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
Furthermore, data privacy and protection concerns may cause consumers to resist providing personal data or other types of protected data that may be subject to laws and regulations that is necessary to allow our clients to use our solution effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solution in certain industries or countries.

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
U.S. state privacy laws, including the CCPA, CPA, CTDPA, UCPA and VCDPA could increase our costs and the costs of our clients to operate, limit the use of our solution or change the way we operate, and expose us to substantial fines and class action risk if we fail to comply, and lead to similar laws being enacted in other states.
The CCPA, CPA, CTDPA, UCPA and VCDPA apply to certain entities doing business in California, Colorado, Connecticut, Utah and Virginia. We and our qualifying customers were required to comply with the requirements of the CCPA on January 1, 2020 and have been subject to the VCDPA since January 1, 2023. The CPA and CTDPA will be effective July 1, 2023 and the UCPA will come into effect on December 31, 2023.
The U.S. state privacy laws establish a privacy framework for covered businesses by creating an expanded definition of personal data and creating new data privacy rights for eligible residents in those states, including the right to the right to access, delete or correct such data, the right to opt out of sales or use of their personal data for targeted advertising or profiling purposes, the right to limit the use and disclosure of their sensitive personal data and the right to be free from discrimination for exercising their rights. Eligible residents of those states may also appeal any decision or indecision related to the exercise of any of their data privacy rights. As required by the statutes, covered entities doing business in California, Colorado, Connecticut, Utah and Virginia have disclosure obligations to consumers for whom they collect or process personal data. Complying with these obligations involves continued expenditures that could increase as more consumers exercise their rights under the statute.
The U.S. state privacy laws create new and potentially severe statutory damages frameworks for violations of their provisions. Additionally, the CCPA creates a private right of action for consumers whose personal data is subject to a data breach. This private right of action has the potential to create significant class action liability for businesses, like ours, that operate in California. To protect against these new risks, it may be necessary to change our insurance programs.
The effects of the U.S. state privacy laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We anticipate that more states may enact legislation similar to the CCPA, CPA, CTDPA, UCPA and VCDPA, by providing consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal data of such consumers. These laws have prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Risks Related to Ownership of Our Convertible Senior Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle conversions of the convertible senior notes in cash or to repurchase the convertible senior notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In May 2018, we issued $258.8 million in aggregate principal amount of the 2023 convertible senior notes in a private offering. In May 2020, we repurchased or exchanged $181.0 million in aggregate principal amount of the 2023 convertible senior notes through individually negotiated private transactions in the 2023 Note Repurchase Transactions. As of December 31, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements, we had approximately $0.2 million in aggregate principal amount of the 2023 convertible senior notes outstanding. The 2023 convertible senior notes mature on May 1, 2023 and the interest rate of the 2023 convertible senior notes is fixed at 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year.
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, all of which were outstanding as of December 31, 2022. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, including the convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this report. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate sufficient cash flows, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive to existing holders of our common stock. Our ability to obtain additional financing or refinance the 2025 convertible senior notes, or any future indebtedness, will depend on conditions in the capital markets and our financial condition at such time, among other factors. We may not be able to engage in any of these activities on favorable terms or at all, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition.
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
If triggered, the conditional conversion feature of the 2025 convertible senior notes may adversely affect our financial condition and operating results.
If and to the extent the conditional conversion feature of our 2025 convertible senior notes is triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended December 31, 2022, the conversion features of the 2025 convertible senior notes were not triggered. Accordingly, holders of the 2025 convertible senior notes are not entitled to convert such convertible senior notes from January 1, 2023 to March 31, 2023. Whether the 2025 convertible senior notes will be convertible after March 31, 2023 will depend on the satisfaction of the conversion conditions.
To the extent that the conditional conversion features of the 2025 convertible senior notes are triggered in the future, holders of the 2025 convertible senior notes will be entitled to convert their 2025 convertible senior notes at any time during the specified periods at their option. If one or more holders elect to convert their 2025 convertible senior notes during any such specified period, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Any election to settle conversions of 2025 convertible senior notes with cash could adversely affect our liquidity.
Transactions relating to the convertible senior notes may dilute the ownership interests of our existing stockholders or adversely affect the market price of our common stock; the trading price of our convertible senior notes may be affected by volatility in the price of our common stock.
The conversion of some or all of either series of convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the convertible senior notes elect to convert their notes, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the convertible senior notes, such as the 2023 Note Repurchase Transactions, which involved the issuance of 2,723,581 shares of our common stock to certain holders of the 2023 convertible senior notes. We received elections to convert a significant portion of 2023 convertible senior notes from the fourth quarter of 2019 through the fourth quarter of 2022. We have elected to satisfy our obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such convertible senior note holders. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.
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
Volatility and declines in the trading price of our common stock may result in decreases in the trading prices of our convertible senior notes. Our convertible senior notes do not trade in a liquid market and are thus subject to increased volatility, particularly when our common stock price is volatile.
General Risk Factors
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2022, the sale price per share of our common stock ranged from a low of $46.61 to a high of $144.24. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations or declines in our operating results;
•the impact of adverse economic conditions, including the impact of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, or other factors;
•loss of clients or a reduction, or slower growth, in subscriptions or features subscribed to by our existing clients;
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
•sales of our common stock (or securities that convert into our common stock) by us or sales by our significant stockholders, or the public announcement of same;
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
•legislation or regulation of our business, the business of our clients, the internet and/or contact centers;
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our industry, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares or our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in financial markets or our industry market, which could cause our share price or trading volume to decline.
Substantial future sales of shares of our common stock could cause the market price of our common stock and our convertible senior notes to decline.
The market price of shares of our common stock and our convertible senior notes could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders or the perception in the market that holders of a large number of shares intend to sell their shares.
The future registration of shares of our common stock may cause our stock price and the price of our convertible senior notes to decline, even before such shares are actually sold in the market. We have registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We currently lease approximately 173,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2022 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	104,000	January 2031
The Philippines	Technical support, training and other professional services	26,600	July 2023
Portugal	Portions of engineering and operations	20,600	August 2025
Australia	Research and development, sales, marketing and client support services	14,000	October 2027
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; Slough, England; and Amsterdam, the Netherlands, which require monthly payments for a fixed period of time in exchange for certain guarantees of space, and network and telecommunication availability. These agreements expire at various dates through 2026.
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
Number of Common Stock Holders
On February 21, 2023, there were 15 stockholders of record of our common stock who held an aggregate of 71,151,340 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The period shown commences on December 31, 2017 and ends on December 31, 2022. The graph assumes $100 was invested at the close of market on December 31, 2017 in the common stock of Five9, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of 5 years Cumulative Total Return
Assumes Initial Investment of $100

800
600
400
200
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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
Overview
We are a pioneer and leading provider of intelligent cloud contact center market with more than 2,500 clients. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2022, 2021 and 2020, subscription and related usage fees accounted for 91%, 92% and 92% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions, including macroeconomic deterioration, the Russia-Ukraine conflict and the COVID-19 pandemic.
Macroeconomic factors include the global economic slowdown, increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we continue to experience macroeconomic headwinds on our installed base business, which typically contributes approximately half of our revenue growth, particularly in two verticals, healthcare and consumer, which are typically our two strongest seasonal industries in the fourth quarter. There has also been some adverse impact on the mid-market portion of our net new clients business.
In March 2022 we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the year ended December 31, 2022, we incurred approximately $7.9 million in costs related to the closure and relocation of our

Russian operations, of which $0.7 million was recorded in cost of revenue, $5.9 million was recorded in research and development expense, $1.4 million was recorded in general and administrative expense and $(0.1) million was recorded in interest income and other in our consolidated statements of operations and comprehensive loss. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
The COVID-19 pandemic had a moderately positive impact on our financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its continuing impact on the U.S. and global economy remains uncertain, but we believe that most of this benefit has now dissipated.
Key GAAP Operating Results
Our revenue increased to $778.8 million for the year ended December 31, 2022, from $609.6 million and $434.9 million for the years ended December 31, 2021 and 2020, respectively. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the years ended December 31, 2022, 2021 and 2020, no single client accounted for more than 10% of our total revenue. As of December 31, 2022, we had over 2,500 clients across multiple industries with a wide range of seat sizes. We had a net loss of $94.7 million, $53.0 million and $42.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of macroeconomic deterioration, the Russia-Ukraine conflict and the COVID-19 pandemic, in order to successfully grow our business and improve our operating results.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended December 31,
	2022	2021
Annual Dollar-Based Retention Rate	115%	122%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to the initial benefit we previously experienced in 2021 from the COVID-19 pandemic and macroeconomic headwinds we started experiencing in 2022.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest (income) and other, (5) exit costs related to the closure and relocation of our Russian operations, (6) acquisition-related transaction and one-time integration costs, (7) contingent consideration expense, (8) refund for prior year overpayment of USF fees, (9) provision for (benefit from) income taxes, and (10) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(94,650)	$(53,000)
Non-GAAP adjustments:
Depreciation and amortization (1)	44,671	38,732
Stock-based compensation (2)	172,507	108,805
Interest expense	7,493	8,027
Interest (income) and other	(4,813)	8
Exit costs related to closure and relocation of Russian operations (3)	7,190	—
Acquisition-related transaction costs and one-time integration costs	6,901	13,576
Contingent consideration expense	260	5,640
Refund for prior year overpayment of USF fees	(3,511)	—
Provision for (benefit from) income taxes	4,388	(11,285)
Adjusted EBITDA	$140,436	$110,503

(1) Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$34,955	$30,870
Research and development	3,164	3,277
Sales and marketing	4	4
General and administrative	6,548	4,581
Total depreciation and amortization	$44,671	$38,732

(2) See Note 7 to the consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Exit costs related to the closure of our Russian operations were $3.4 million and one-time and relocation-related costs were $4.5 million during the year ended December 31, 2022. The $7.2 million adjustment presented above was net of $0.8 million included in “Depreciation and amortization” and $(0.1) million included in “Interest (income) and other.”

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
We expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, we continue to experience macroeconomic headwinds on our installed base business, which typically contributes approximately half of our revenue growth, particularly in two verticals, healthcare and consumer, which are typically our two strongest seasonal industries in the fourth quarter. There has also been some adverse impact on the mid-market portion of our net new clients business.
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

Results of Operations for the Years Ended December 31, 2022 and 2021
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	47%	44%
Gross profit	53%	56%
Operating expenses:
Research and development	18%	18%
Sales and marketing	34%	32%
General and administrative	12%	16%
Total operating expenses	64%	66%
Loss from operations	(11)%	(10)%
Other (expense) income, net:
Interest expense	(1)%	(1)%
Interest income and other	1%	—%
Total other (expense) income, net	—%	(1)%
Loss before income taxes	(11)%	(11)%
Provision for (benefit from) income taxes	1%	(2)%
Net loss	(12)%	(9)%
Year-to-year comparisons between 2021 and 2020 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021, which specific discussion is incorporated herein by reference.

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Revenue	$778,846	$609,591	$169,255	28%
The increase in revenue for 2022 compared to 2021 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$367,501	$271,099	$96,402	36%
% of Revenue	47%	44%
The increase in cost of revenue for 2022 compared to 2021 was primarily due to a $37.9 million increase in personnel costs, including stock-based compensation costs, driven mainly by increased headcount and higher salaries, a $29.4 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $19.4 million increase in third-party hosted software costs driven by increased client activities, a $5.1 million increase in consulting costs for global expansion, a $3.4 million increase in usage and carrier costs due to increased volume, and a $3.2 million increase in staff augmentation costs related to implementation of our solutions, offset in part by a $2.5 million decrease in USF contributions and other federal telecommunication service fees due primarily to a change in methodology, which resulted in a $3.5 million refund for 2020 that was received in 2022. The $3.5 million refund for 2020, accompanied by the decrease in the USF contribution rates resulted in a decrease in USF costs for 2022 compared to 2021. This decrease in USF costs was offset in part by increased client usage.

Gross Profit

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$411,345	$338,492	$72,853	22%
% of Revenue	53%	56%
The increase in gross profit for 2022 compared to 2021 was primarily due to increases in subscription and related revenues. The decrease in gross margin for 2022 compared to 2021 was primarily due to increased cost of revenue as described above, which grew at a higher rate than our growth in revenue. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Research and development	$141,794	$106,897	$34,897	33%
% of Revenue	18%	18%
The increase in research and development expenses for 2022 compared to 2021 was primarily due to a $35.2 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries, and a $2.3 million increase in office, facilities and related costs, offset in part by $5.6 million in research and development costs that qualified for capitalization.
Sales and Marketing

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$261,990	$193,929	$68,061	35%
% of Revenue	34%	32%
The increase in sales and marketing expenses for 2022 compared to 2021 was primarily due to a $38.3 million increase in personnel-related costs, including stock-based compensation costs driven mainly by increased headcount and higher salaries, a $16.2 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, a $5.0 million increase in travel costs and an in-person user conference as a result of an increase in business travel as COVID-19 restrictions decreased, and a $2.2 million increase in office, facilities and related costs. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$95,143	$93,916	$1,227	1%
% of Revenue	12%	16%
The increase in general and administrative expenses for 2022 compared to 2021 was primarily due to a $11.9 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount and higher salaries. partially offset by a $5.7 million decrease in legal and other professional service costs due to a decline in M&A activities and by a $5.4 million decrease in contingent consideration expense for the Inference acquisition.
Other (Expense) Income, Net

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(7,493)	$(8,027)	$534	7%
Interest income and other	4,813	(8)	4,821	nm
Total other (expense) income, net	$(2,680)	$(8,035)	$5,355	67%
% of Revenue	(1)%	(1)%
nm - not meaningful
The decrease in interest expense for 2022 compared to 2021 was primarily due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for 2022 compared to 2021 was primarily due to higher interest income on our marketable investments.
Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of December 31, 2022, we had $627.9 million in working capital, which included $180.5 million in cash and cash equivalents, $433.7 million in short-term marketable investments and excluded long-term marketable investments of $0.9 million. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, growth within our installed base, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and expanding our new office in Portugal and any operational disruptions due to this transition, and the effect of the length and severity of the current economic downturn, the Russia-Ukraine conflict and the COVID-19 pandemic on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the ongoing COVID-19 pandemic. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$88,865	$28,998
Net cash provided by (used in) investing activities	30,963	(150,478)
Net cash used in financing activities	(30,232)	(7,501)
Net increase (decrease) in cash, cash equivalents and restricted cash	$89,596	$(128,981)
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
Net cash provided by operating activities was $88.9 million during the year ended December 31, 2022. Net cash provided by operating activities resulted from our net loss of $94.7 million, adjustments to reconcile net loss to net cash provided by operating activities of $271.0 million, primarily consisting of $172.5 million of stock-based compensation, $44.7 million of depreciation and amortization, $41.0 million of amortization of commission costs, $10.4 million of amortization of operating lease right-of-use assets, $3.7 million of amortization of issuance costs on our convertible senior notes, and $(5.9) million payment for the Inference contingent consideration in excess of its acquisition-date fair value, partially offset by use of cash for operating assets and liabilities of $(87.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash provided by investing activities of $31.0 million in 2022 was comprised of $525.2 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $435.8 million related to purchases of marketable investments, $52.3 million in capital expenditures, $3.9 million in capitalized software development costs and $2.0 million in connection with an equity investment in a privately-held company.
Cash Flows from Financing Activities
Net cash used in financing activities of $30.2 million in 2022 related to $34.1 million of cash paid in connection with other 2023 convertible senior note settlements and $24.0 million of cash paid in connection with the contingent consideration payment related to the Inference acquisition, of which $18.1 million represented the acquisition-date fair value and was presented as a financing activity and $5.9 million represented the amount of payment in excess of the acquisition-date fair value and was presented as an operating activity, partially offset by cash proceeds of $13.4 million from the sale of common stock under our employee stock purchase plan and $8.5 million from the exercise of stock options.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes

In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of December 31, 2022, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of December 31, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
See Note 6 to the consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to ten years. Some of the leases include an option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice. We had outstanding operating lease obligations of $57.9 million as of December 31, 2022, with $12.2 million payable within 12 months, $17.1 million payable within one to three years, $11.4 million payable within three to five years, and $17.1 million after five years. See Note 13 to the consolidated financial statements included in this report for further details.
Cloud Services
As of December 31, 2022, we had outstanding cloud service agreement commitments totaling $41.1 million, of which $29.0 million is expected to be paid in 2023 and the remaining $12.1 million in 2024.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of December 31, 2022, we had outstanding hosting and telecommunication usage services obligations of $16.0 million, with $8.1 million payable within 12 months, $7.5 million payable within one to three years, and $0.4 million payable within three to five years.
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
Professional services are primarily billed on a fixed-fee basis and are performed by us directly or, alternatively, clients may also choose to perform these services themselves or engage their own third-party service providers. Revenue for professional services is recognized over time as services are performed, based on the proportion of labor hours expended compared to the total hours expected to complete the related performance obligation.
The estimation of variable consideration for each performance obligation requires us to make subjective judgments. In the early stages of our larger contracts, in order to allocate the overall transaction fee on a relative stand-alone selling price basis to our multiple performance obligations, we estimate variable consideration to be included in the transaction fee to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When services are included in the contract with the customer and are not sold at their stand-alone selling price, we are required to estimate the number of seats the customer will use, especially during the initial ramp period of the contract, during which we bill under an ‘actual usage’ model for subscription-related services. We expect estimated variable consideration to continue to not have a material impact on the allocation of transaction fees to multiple performance obligations.
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
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities (short and long-term) totaling $615.1 million as of December 31, 2022. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of December 31, 2022, the aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $0.2 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our convertible senior notes bear fixed interest rates and, therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2020 and May 2018 related to the issuance of our 2025 convertible senior notes and our 2023 convertible senior notes, respectively.
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
Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, except for Russia where compensation of our employees was primarily denominated in the U.S. dollar. In March 2022, we made a decision to close our Russia office in June 2022 and to establish a new European development center in Portugal.
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $6.3 million on our operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria, established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for convertible senior notes as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
The following are the primary procedures we performed to address this critical audit matter. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain internal controls over the Company’s revenue process. This included controls over the capture and flow of subscription and related usage transactional information through the Company’s IT systems. We placed test calls and observed that call attributes such as duration and type of service were captured in the relevant IT systems. We assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recognized. Such assessment also evaluated the relevance and reliability of reconciling items to underlying documentation, including the changes in accounts receivable and deferred revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Santa Clara, California
February 24, 2023

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$180,520	$90,878
Marketable investments	433,743	378,980
Accounts receivable, net	87,494	83,731
Prepaid expenses and other current assets	29,711	30,342
Deferred contract acquisition costs, net	47,242	33,295
Total current assets	778,710	617,226
Property and equipment, net	101,221	77,785
Operating lease right-of-use assets	44,120	48,703
Intangible assets, net	28,192	39,897
Goodwill	165,420	165,420
Marketable investments	885	147,377
Other assets	11,057	11,871
Deferred contract acquisition costs, net — less current portion	114,880	84,663
Total assets	$1,244,485	$1,192,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,629	$20,510
Accrued and other current liabilities	53,092	78,577
Operating lease liabilities	10,626	9,826
Accrued federal fees	2,471	2,282
Sales tax liabilities	2,973	2,660
Deferred revenue	57,816	43,720
Convertible senior notes	169	—
Total current liabilities	150,776	157,575
Convertible senior notes - less current portion	738,376	768,599
Sales tax liabilities — less current portion	899	877
Operating lease liabilities — less current portion	41,389	47,088
Other long-term liabilities	3,080	7,671
Total liabilities	934,520	981,810
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 71,047 shares and 68,488 shares issued and outstanding as of December 31, 2022 and 2021, respectively	71	68
Additional paid-in capital	635,668	439,787
Accumulated other comprehensive loss	(2,688)	(287)
Accumulated deficit	(323,086)	(228,436)
Total stockholders’ equity	309,965	211,132
Total liabilities and stockholders’ equity	$1,244,485	$1,192,942
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$778,846	$609,591	$434,908
Cost of revenue	367,501	271,099	180,284
Gross profit	411,345	338,492	254,624
Operating expenses:
Research and development	141,794	106,897	68,747
Sales and marketing	261,990	193,929	132,413
General and administrative	95,143	93,916	65,769
Total operating expenses	498,927	394,742	266,929
Loss from operations	(87,582)	(56,250)	(12,305)
Other (expense) income, net:
Interest expense	(7,493)	(8,027)	(28,348)
Loss on early extinguishment of debt	—	—	(6,964)
Other (expense) and interest income	4,813	(8)	3,034
Total other (expense) income, net	(2,680)	(8,035)	(32,278)
Loss before income taxes	(90,262)	(64,285)	(44,583)
Provision for (benefit from) income taxes	4,388	(11,285)	(2,453)
Net loss	$(94,650)	$(53,000)	$(42,130)
Net loss per share:
Basic and diluted	$(1.35)	$(0.79)	$(0.66)
Shares used in computing net loss per share:
Basic and diluted	69,920	67,512	64,154
Comprehensive Loss:
Net Loss	$(94,650)	$(53,000)	$(42,130)
Other comprehensive loss	(2,401)	(622)	(241)
Comprehensive loss	$(97,051)	$(53,622)	$(42,371)
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	61,544	$61	$351,870	$576	$(156,049)	$196,458
Equity component of issuance of the 2025 convertible senior notes, net of issuance costs	—	—	154,363	—	—	154,363
Purchase of capped calls related to the 2025 convertible senior notes	—	—	(90,448)	—	—	(90,448)
Equity component from conversion of the 2023 convertible senior notes	—	—	(336,592)	—	—	(336,592)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	3,015	3	309,686	—	—	309,689
Fair value of Inference assumed unvested stock options for services completed prior to the acquisition	—	—	192	—	—	192
Issuance of common stock upon exercise of stock options	558	1	11,655	—	—	11,656
Issuance of common stock upon vesting of restricted stock units	1,210	1	(1)	—	—	—
Issuance of common stock under ESPP	169	1	11,469	—	—	11,470
Stock-based compensation	—	—	64,747	—	—	64,747
Other comprehensive loss	—	—	—	(241)	—	(241)
Net loss	—	—	—	—	(42,130)	(42,130)
Balance as of December 31, 2020	66,496	67	476,941	335	(198,179)	279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	454	—	(353)	—	—	(353)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(69)	—	9	—	—	9
Issuance of common stock upon exercise of stock options	389	—	7,402	—	—	7,402
Issuance of common stock upon vesting of restricted stock units	1,097	1	(2)	—	—	(1)
Issuance of common stock under ESPP	121	—	15,397	—	—	15,397
Stock-based compensation	—	—	108,805	—	—	108,805
Other comprehensive loss	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	(53,000)	(53,000)
Balance as of December 31, 2021	68,488	68	439,787	(287)	(228,436)	211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	574	1	(281)	—	—	(280)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(119)	—	10	—	—	10
Issuance of common stock upon exercise of stock options	531	1	8,521	—	—	8,522
Issuance of common stock upon vesting of restricted stock units	1,383	1	—	—	—	1
Issuance of common stock under ESPP	190	—	13,413	—	—	13,413
Stock-based compensation	—	—	174,218	—	—	174,218
Other comprehensive loss	—	—	—	(2,401)	—	(2,401)
Net loss	—	—	—	—	(94,650)	(94,650)
Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
(1)Effective January 1, 2021, the Company adopted ASU 2020-06. Accordingly, the Company recorded a net reduction to opening accumulated deficit of $22.7 million and a net reduction to opening additional paid-in capital of $168.4 million as of January 1, 2021 due to the cumulative impact of adopting this new standard.

See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(94,650)	$(53,000)	$(42,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,671	38,732	25,087
Amortization of operating lease right-of-use assets	10,377	8,698	5,687
Amortization of deferred contract acquisition costs	41,034	26,050	16,495
Amortization of premium on marketable investments	(90)	6,385	3,090
Provision for doubtful accounts	1,105	808	754
Stock-based compensation	172,507	108,805	64,747
Amortization of discount and issuance costs on convertible senior notes	3,743	3,957	25,738
Loss on early extinguishment of debt	—	—	6,964
Deferred taxes	3,088	(6,907)	(178)
Change in fair value of contingent consideration	260	5,640	—
Payment of contingent consideration liability in excess of acquisition-date fair value	(5,900)	—	—
Tax benefit of valuation allowance associated with an acquisition	—	—	(2,910)
Other	188	396	(147)
Changes in operating assets and liabilities:
Accounts receivable	(4,899)	(35,986)	(9,958)
Prepaid expenses and other current assets	661	(14,193)	(5,313)
Deferred contract acquisition costs	(85,197)	(71,380)	(45,454)
Other assets	(319)	(1,216)	(1,911)
Accounts payable	845	4,305	6,181
Accrued and other current liabilities	(8,379)	20,562	9,374
Accrued federal fees and sales tax liabilities	524	(497)	1,302
Deferred revenue	13,176	10,462	7,971
Other liabilities	(3,880)	(22,623)	1,913
Net cash provided by operating activities	88,865	28,998	67,302
Cash flows from investing activities:
Purchases of marketable investments	(435,768)	(680,490)	(620,948)
Proceeds from sales of marketable investments	600	44,288	1,899
Proceeds from maturities of marketable investments	524,568	527,940	432,579
Purchases of property and equipment	(52,272)	(42,216)	(30,422)
Capitalization of software development costs	(3,899)	—	—
Payments of initial direct costs	(266)	—	—
Cash paid for an equity investment in a privately-held company	(2,000)	—	—
Cash paid to acquire Inference and Virtual Observer	—	—	(165,338)
Cash paid to acquire substantially all of the assets of Whendu	—	—	(100)
Net cash provided by (used in) investing activities	30,963	(150,478)	(382,330)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	728,812
Payments for capped call transactions	—	—	(90,448)
Repurchase of a portion of 2023 convertible senior notes, net of costs	(34,067)	(24,688)	(200,350)
Proceeds from exercise of common stock options	8,522	7,402	11,656
Proceeds from sale of common stock under ESPP	13,413	15,397	11,469
Payment of contingent consideration liability up to acquisition-date fair value	(18,100)	—	—
Payment of holdbacks related to acquisitions	—	(5,000)	—
Payments of finance leases	—	(612)	(3,715)
Net cash (used in) provided by financing activities	(30,232)	(7,501)	457,424
Net increase (decrease) in cash and cash equivalents	89,596	(128,981)	142,396
Cash and cash equivalents:
Beginning of year	91,391	220,372	77,976
End of year	$180,987	$91,391	$220,372
Supplemental disclosures of cash flow data:
Cash paid for interest	$3,744	$4,073	$2,324
Cash paid for income taxes	1,033	31	293
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	12,332	13,871	8,114
Capitalization of leasehold improvement through non-cash lease incentive	109	5,121	—
Acquisition and related transaction costs accrued at period-end	—	—	586
Stock-based compensation included in capitalized software development costs	1,711	—	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$90,878	$220,372	$77,976
Restricted cash in other assets	513	—	—
Total cash, cash equivalents and restricted cash	$91,391	$220,372	$77,976
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$180,520	$90,878	$220,372
Restricted cash in other assets	467	513	—
Total cash, cash equivalents and restricted cash	$180,987	$91,391	$220,372
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
Termination of Proposed Merger with Zoom
On July 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Zoom Video Communications, Inc., a Delaware corporation (“Zoom”), and Summer Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Zoom (“Merger Sub”). On September 30, 2021, at a special meeting of the Company’s stockholders, a vote to approve the Merger was unsuccessful and immediately following the special meeting the Company and Zoom mutually agreed to terminate the Merger Agreement. The Company incurred approximately $7.6 million in transaction costs related to the Merger recorded in general and administrative expense in its consolidated statements of operations and comprehensive loss.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation.
The consolidated statement of cash flows for the year ended December 31, 2021 included in this Annual Report differs from the consolidated statement of cash flows for the year ended December 31, 2021 included in the Form 10-K for the year ended December 31, 2021 due to the changes in restricted cash, which was previously presented within operating activities and is now included within the beginning and ending cash, cash equivalents and restricted cash balances.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities resulting from foreign currency transactions are adjusted to reflect the exchange rate as of the balance sheet date. Foreign currency transaction gains and losses were not significant in any period and are reported in “Other (expense) income, net” in the consolidated statements of operations and comprehensive loss.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. The Company’s cash equivalents consist of investments in money market funds and U.S. treasury securities.
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
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at three large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $178.6 million and $89.2 million as of December 31, 2022 and 2021, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2022 and 2021, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2022, 2021 and 2020, no single client represented more than 10% of revenue.
Allowance for Doubtful Accounts
The Company uses an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its allowance for doubtful accounts on its trade accounts receivables, unbilled accounts receivables and contract assets.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$220	$127
Add: bad debt expense	1,105	808
Less: write-offs, net of recoveries	(1,063)	(715)
Balance, end of period	$262	$220
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization, and is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Lives
Computer and network equipment	3 to 5 years
Computer software	3 years
Internal-use software and development costs	1 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
The Company capitalizes certain qualifying costs incurred during the development stage of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development as incurred. Preliminary project activities include conceptual formulation, evaluation and final selection of alternatives, planning, proof of concept and requirement analysis of the selected alternative. The post-implementation stage begins when the internal-use software is ready for its intended use, and includes all internal and external training and application maintenance activities. Capitalized internal-use software costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is three years. The related amortization expense is recognized in cost of revenue.
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
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The Company’s estimates are inherently uncertain and subject to change. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to its consolidated statements of operations and comprehensive loss.
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
The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments resulting in estimated variable consideration that is included in the transaction fee. This is done to the extent that it is probable, in the Company’s judgment, that a significant reversal in the amount of cumulative revenue recognized under the contract will not occur. The Company estimates the variable consideration in order to allocate the overall transaction fee on a relative stand-alone selling price basis to its multiple performance obligations. When services are included in the contract with the customer and are not sold at their stand-alone selling price, the Company is required to estimate the number of seats the customer will use, especially during the initial ramp period of the contract, during which the Company bills under an ‘actual usage’ model for subscription-related services. To date, variable consideration has not had a material impact on the allocation of transaction fees to multiple performance obligations.
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
Deferred Revenue
Deferred revenue consists of billings or payments received from clients for subscription services, usage and professional services in advance of revenue recognition and is recognized in accordance with the Company’s revenue recognition policy discussed above. The Company generally invoices its clients monthly in advance for subscription services. Accordingly, the deferred revenue balance does not represent the total contract value of sales arrangements.
Cost of Revenue
Cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that the Company pays to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs, amortization of acquired technology and amortization of internal-use software costs. Personnel costs include those associated with support of the Company’s solution, clients and data center operations, as well as with providing professional services. Data center costs include costs for servers and equipment to build out and setup, as well as co-location fees for the right to place the Company’s servers in data centers owned by third parties.
Research and Development
Research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for the Company’s solution, as well as quality assurance, testing, product management and allocated overhead. Research and development costs are expensed as incurred except for internal use software development costs that qualify for capitalization. The Company reviews development costs incurred for internal-use software in the application development stage and assesses costs for capitalization.
Advertising Costs
The Company primarily advertises its services through the internet and in conjunction with partners. Advertising costs are expensed as incurred and were $28.1 million, $20.8 million and $15.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees the Company pays to third parties. The Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. Commission expense was $47.3 million, $31.1 million and $21.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured at the grant date fair value of the award. The Company estimates the fair value of stock options under the Company’s Equity Incentive Plans and purchase rights under the Company’s 2014 Employee Stock Purchase Plan (“2014 ESPP Plan” or “ESPP”) using the Black-Scholes option-pricing model. The fair value of restricted stock units (“RSUs”), including performance-based restricted stock units (“PRSUs”) subject to performance conditions, is equal to the fair value of the Company’s common stock on the date of grant. The fair value of PRSUs subject to market conditions are determined using a Monte Carlo Simulation model. Compensation expense is recognized net of actual forfeitures using the straight-line method over the service period, which is generally the vesting period.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2022, and 2021, the Company recorded a full valuation allowance against the U.S. net deferred tax assets because of its history of operating losses in the United States. As of December 31, 2022 and 2021, the Company recognized a net deferred tax asset balance of $3.8 million and $6.9 million, respectively, related to its operations in the UK and Australia. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Comprehensive loss
Comprehensive loss consists of net loss, and unrealized gains or losses on available-for-sale marketable investments. The Company presents comprehensive loss as part of the consolidated statements of operations. The changes in the accumulated balances of the components of other comprehensive loss were not material for the periods presented.
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
Indemnification
The Company, in the ordinary course of business, enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2022 and 2021.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable, net	$87,494	$83,731

Deferred contract acquisition costs, net:
Current	$47,242	$33,295
Non-current	114,880	84,663
Total deferred contract acquisition costs, net	$162,122	$117,958

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$3,401	$2,593
Contract liabilities (deferred revenue)	57,816	43,720
Noncurrent contract liabilities (deferred revenue) (included in other long term liabilities)	1,178	2,097
Net contract liabilities	$(55,593)	$(43,224)

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
In the year ended December 31, 2022, the Company recognized revenue of $37.7 million related to its contract liabilities at December 31, 2021.
Remaining Performance Obligations
As of December 31, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $758.9 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.

3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$747	$—	$(13)	$734
U.S. treasury securities	186,776	8	(1,382)	185,402
U.S. agency and government-sponsored securities	197,597	29	(1,660)	195,966
Commercial paper	25,386	—	—	25,386
Municipal bonds	22,764	—	(145)	22,619
Corporate bonds	3,658	—	(22)	3,636
Total	$436,928	$37	$(3,222)	$433,743

	December 31, 2022
Long-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency securities	$885	$—	$—	$885
Total	$885	$—	$—	$885

	December 31, 2021
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,615	$—	$—	$1,615
U.S. treasury securities	83,237	—	(24)	83,213
U.S. agency securities	159,070	—	(65)	159,005
Commercial paper	47,555	—	—	47,555
Municipal bonds	75,337	—	(96)	75,241
Corporate bonds	12,355	2	(6)	12,351
Total	$379,169	$2	$(191)	$378,980

	December 31, 2021
Long-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$746	$—	$(2)	$744
U.S. treasury securities	63,566	—	(251)	63,315
U.S. agency securities	63,960	—	(254)	63,706
Municipal bonds	18,655	—	(64)	18,591
Corporate bonds	1,026	—	(5)	1,021
Total	$147,953	$—	$(576)	$147,377

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(13)	$734	$(2)	$2,010
U.S. treasury securities	(1,382)	126,534	(275)	140,527
U.S. agency securities	(1,660)	172,458	(320)	222,710
Municipal bonds	(145)	12,623	(160)	87,184
Corporate bonds	(22)	3,636	(10)	9,428
Total	$(3,222)	$315,985	$(767)	$461,859
Although the Company had certain available-for-sale debt securities in an unrealized loss position as of December 31, 2022, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$37,560	$—	$—	$37,560
U.S. treasury securities	19,700	—	—	19,700
Total cash equivalents	$57,260	$—	$—	$57,260
Marketable investments (short and long-term)
Certificates of deposit	$—	$734	$—	$734
U.S. treasury securities	185,402	—	—	185,402
U.S. agency and government sponsored securities	—	196,851	—	196,851
Commercial paper	—	25,386	—	25,386
Municipal bonds	—	22,619	—	22,619
Corporate bonds	—	3,636	—	3,636
Total marketable investments	$185,402	$249,226	$—	$434,628

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$31,380	$—	$—	$31,380
Certificates of deposit	—	747	—	747
Total cash equivalents	$31,380	$747	$—	$32,127
Marketable investments (short and long-term)
Certificates of deposit	$—	$2,359	$—	$2,359
U.S. Treasury	146,528	—	—	146,528
U.S. agency and government sponsored securities	—	222,711	—	222,711
Commercial paper	—	47,555	—	47,555
Municipal bonds	—	93,832	—	93,832
Corporate bonds	—	13,372	—	13,372
Total marketable investments	$146,528	$379,829	$—	$526,357

Liabilities
Contingent consideration	$—	$—	$23,740	$23,740

As of December 31, 2022 and 2021, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $0.3 million and $114.9 million, respectively. As of December 31, 2022 and 2021, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $687.1 million and $917.3 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
As part of the agreement to acquire Inference Solutions Inc. (“Inference”) in November 2020, the Company was obligated to pay contingent earn out consideration of up to $24.0 million based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ended on December 31, 2021. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. The resulting probability-weighted contingent consideration amounts were discounted based on the Company’s estimated cost of debt. During 2022, the Company concluded and paid the final contingent consideration amount of $24.0 million.
A reconciliation of the beginning and ending balance for contingent consideration consisted of the following (in thousands):

Contingent Consideration
Balance, December 31. 2020	$18,100
Change in fair value of contingent consideration	5,640
Balance, December 31, 2021	23,740
Change in fair value of contingent consideration	260
Less: Payment	(24,000)
Balance, December 31, 2022	$—
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that it does not have the ability to exercise significant influence over. The Company elected the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment will be accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transaction or events occurred. The Company concluded that there was no indicator of impairment of this investment as of December 31, 2022.
Except for the $2.0 million equity investment and contingent consideration described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2022	2021
Cash	$123,260	$58,751
Certificates of deposit	—	747
Money market funds	37,560	31,380
U.S. Treasury	19,700	—
Total cash and cash equivalents	$180,520	$90,878
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2022	2021
Trade accounts receivable	$77,621	$75,970
Unbilled trade accounts receivable, net of advance client deposits	10,135	7,981
Allowance for doubtful accounts	(262)	(220)
Accounts receivable, net	$87,494	$83,731
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$17,151	$21,306
Other current assets	9,159	6,443
Contract assets	3,401	2,593
Prepaid expenses and other current assets	$29,711	$30,342

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computer and network equipment	$148,789	$116,701
Computer software	50,955	44,268
Internal-use software development costs	6,111	500
Furniture and fixtures	3,326	3,953
Leasehold improvements	6,574	5,914
Property and equipment	215,755	171,336
Accumulated depreciation and amortization	(114,534)	(93,551)
Property and equipment, net	$101,221	$77,785
Depreciation and amortization expense associated with property and equipment was $33.0 million, $26.9 million and $18.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was as follows (in thousands):

	December 31,
	2022	2021
Gross	$36,282	$42,541
Less: accumulated depreciation and amortization	(36,203)	(41,689)
Total	$79	$852
Other assets consisted of the following (in thousands):

	December 31,
	2022	2021
Other assets	$5,081	$4,964
Equity investment in a privately-held company	2,000	—
Deferred tax assets	3,976	6,907
Other assets	$11,057	$11,871
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued expenses	$19,343	$20,108
Accrued compensation and benefits	33,749	34,729
Contingent consideration	—	23,740
Accrued and other current liabilities	$53,092	$78,577
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred revenue	$1,178	$2,097
Deferred tax liabilities	157	—
Other long-term liabilities	1,745	5,574
Other long-term liabilities	$3,080	$7,671

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the years ended December 31, 2022 and 2021.
During the fourth quarter of 2022, the Company completed its annual goodwill impairment test. Based on its assessment of the qualitative factors, the Company’s management concluded that the fair value of the Company’s goodwill was more likely than not greater than its carrying amount as of December 31, 2022. As such, it was not necessary to perform the quantitative goodwill impairment test. Subsequent to the 2022 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2022 and 2021, there was no impairment to the carrying value of the Company’s goodwill.

Intangible Assets
The following table summarizes the activity in the Company's intangible asset balances during the years ended December 31, 2022 and 2021 (in thousands):

Intangible Assets
Beginning of the period, January 1, 2021	$51,684
Amortization	(11,787)
End of the period, December 31, 2021	39,897
Amortization	(11,705)
End of the period, December 31, 2022	$28,192

The components of intangible assets were as follows (in thousands):

	December 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$56,214	$(28,881)	$27,333	3.2	$56,214	$(17,821)	$38,393	4.0
Acquired workforce	470	(470)	—	0.0	470	(334)	136	0.9
Customer relationships	1,600	(741)	859	2.7	1,600	(421)	1,179	3.7
Trademarks	500	(500)	—	0.0	500	(311)	189	0.9
Total	$58,784	$(30,592)	$28,192	3.2	$58,784	$(18,887)	$39,897	4.0
Amortization expense related to intangible assets was $11.7 million, $11.8 million and $6.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2023	$10,870
2024	7,527
2025	5,595
2026	4,200
2027	—
Thereafter	—
Total	$28,192
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there was no indicators of impairment of its intangible assets as of December 31, 2022 and 2021.

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $67.86 per share as of December 30, 2022, the last trading day during the three months ended December 31, 2022, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, December 30, 2022, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended December 31, 2022, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible for the three months ending March 31, 2023.
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
The net carrying amount of the 2025 convertible senior notes as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal	$747,500	$747,500
Unamortized issuance costs	(9,124)	(12,835)
Net carrying amount	$738,376	$734,665
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Contractual interest expense	$3,737	$4,007	$2,230
Amortization of debt discount	—	—	16,528
Amortization of issuance costs	3,711	3,674	1,538
Total interest expense	$7,448	$7,681	$20,296

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
As of December 31, 2022, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the third quarter of 2022, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020, 2021 and for the first three quarters of 2022. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to October 31, 2022. The 2023 convertible senior notes continue to be convertible from November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During 2021, the Company paid $24.7 million in cash and issued 453,943 shares of its common stock to settle aggregate principal amount of $24.6 million of its 2023 convertible senior notes. During 2022, the Company paid $34.1 million in cash and issued 573,633 shares of its common stock to settle aggregate principal amount of $34.1 million of its 2023 convertible senior notes. As of December 31, 2022, approximately $0.2 million aggregate principal amount of the 2023 convertible senior notes remained outstanding. The conversions that occurred prior to January 1, 2021 resulted in a $1.2 million loss on early debt extinguishment. The conversions that occurred during 2021 and 2022 were subject to ASU 2020-06 and such conversions were accounted for as contractual conversions, which did not result in any gain or loss upon their settlement.

During 2021, the Company received 68,905 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. During 2022, the Company received an additional 119,492 shares from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 68,905 and 119,492 shares reduced the number of shares of common stock outstanding.
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

The net carrying amount of the 2023 convertible senior notes as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal	$169	$34,225
Unamortized issuance costs	—	(291)
Net carrying amount	$169	$33,934
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Contractual interest expense	$6	$42	$184
Amortization of debt discount	—	—	7,006
Amortization of issuance costs	32	283	666
Total interest expense	$38	$325	$7,856
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

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2022 and 2021, the Company had 71,047,179 and 68,488,337 shares of common stock issued and outstanding, respectively.
During 2022 and 2021, the Company issued 573,633 and 453,943 shares, respectively, of common stock in connection with 2023 convertible senior note settlements. During 2022 and 2021, the Company also received 119,492 and 68,905 shares, respectively, from the partial unwind of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 119,492 and 68,905 shares reduced the number of shares of common stock outstanding. See Note 6 for further details.
Holders of the Company’s common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2022, were as follows (in thousands):

Common Stock Reserved
Stock options outstanding	1,481
RSUs (including PRSUs) outstanding	3,718
Shares available for future grant under 2014 Plan	14,230
Shares available for future issuance under ESPP	3,570
Total shares of common stock reserved	22,999
Equity Incentive Plans
Prior to the Company’s initial public offering (“IPO”) in April 2014, the Company granted stock options under its Amended and Restated 2004 Equity Incentive Plan, as amended (“2004 Plan”).
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 3,552,358 additional shares were reserved under the 2014 Plan on January 1, 2023. No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. Additionally, any forfeited or expired shares that would have otherwise returned to the 2004 Plan, instead return to the 2014 Plan. The 2014 Plan allows the Company to grant stock options, RSUs, restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company’s stock options expire 10 years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years. Vested options generally expire three months after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
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
Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2022 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2021	1,982	$38.65
Options granted	81	110.05
Options exercised	(531)	16.06
Options forfeited or expired	(51)	122.88
Outstanding as of December 31, 2022	1,481	47.75	4.6	$51,226
Vested and expected to vest as of December 31, 2022	1,481	47.75	4.6	51,226
Exercisable as of December 31, 2022	1,263	35.60	4.0	50,583

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the
stock options and the fair market value of the Company’s common stock of $67.86 per share as of December     30, 2022 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value per share of options granted, excluding assumed stock options	$50.44	$78.72	$38.80
Weighted average grant date fair value per share of assumed stock options	—	—	125.96
Intrinsic value of options exercised (1)	45,698	59,762	47,529
Total fair value of options vested during the period	11,421	12,760	7,846
Cash received from options exercised	8,522	7,402	11,656

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of RSU activity (including PRSUs) during the year ended December 31, 2022 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,560	$125.65
RSUs granted(1)	2,912	90.51
RSUs vested and released	(1,383)	112.18
RSUs forfeited or cancelled	(371)	121.48
Outstanding as of December 31, 2022	3,718	103.55

(1) Includes 0.4 million PRSUs granted during 2022.
Performance-Based Restricted Stock Units
In 2022, the Company granted 0.3 million PRSUs subject to market and service conditions (“market-based PRSUs”) and with a weighted average grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as the Company’s new Chief Executive Officer. The amount that may be earned pursuant to the PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total PRSUs may be earned and settled in shares following the end of each one-year performance period based on RTSR performance and subject to continued employment through the payment date, but the amount initially paid for the first two one-year performance periods is limited to 100% of the target amount for such years, and any PRSUs resulting from above-target performance in those first two years will be paid following the end of final one-year performance period, subject to the executive’s continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested PRSUs will vest on a double-trigger basis (i) at the target level for approximately 0.1 million of the market-based PRSUs and (ii) for approximately 0.2 million of the market-based PRSUs, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the PRSUs are determined on their grant date using a Monte

Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the PRSUs ratably over their requisite service period.
In 2022, the Company granted 0.1 million shares of PRSUs subject to revenue-based performance and service conditions (“revenue-based PRSUs”), with a grant date fair value of $6.6 million. The amount of revenue-based PRSUs that may be earned will be determined based on achievement of two quarterly revenue goals. One third of the revenue-based PRSUs may be earned based on achievement of the first revenue target and, if achieved, will vest in four quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. Two thirds of the revenue-based PRSUs may be earned based on achievement of the second revenue target and, if achieved, will vest in eight quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. The revenue-based PRSUs are otherwise on the Company's standard award terms from its market-based PRSUs. The Company concluded that the first revenue target was probable of achievement at December 31, 2022, thus recognized the related stock-based compensation cost through this period. The Company, however, concluded that, as of December 31, 2022, the second revenue target was not probable of achievement, thus recognized a cumulative catch-up adjustment in the fourth quarter of 2022 to reverse all previously recognized stock-based compensation cost related to this target. The Company will reassess the probability of the achievement of the performance conditions at each reporting period and a cumulative catch-up adjustment will be recorded to stock-based compensation cost for any change in the probability assessment.
Following is additional information pertaining to the Company’s RSU activity (including PRSUs) (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value per share of RSUs granted	$90.51	$177.00	$86.15
Total fair value of RSUs vested during the period	125,798	174,500	136,805
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
The number of shares of common stock originally reserved for issuance under the 2014 ESPP was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of its common stock); or (iii) such lesser number as determined by its board of directors. Pursuant to the automatic annual increase, 710,471 additional shares were reserved under the 2014 ESPP on January 1, 2023.
During 2022 and 2021, 190,257 and 120,992 shares were purchased by employees under the 2014 ESPP at a weighted average price of $70.50 and $127.36 per share, respectively.

Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$33,297	$17,734	$9,422
Research and development	44,367	29,179	14,043
Sales and marketing	59,300	35,269	20,164
General and administrative	35,543	26,623	21,118
Total stock-based compensation	$172,507	$108,805	$64,747

As of December 31, 2022, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$12,085	$324,834	$24,841	$3,265
Weighted-average amortization period	2.2 years	2.4 years	2.5 years	0.4 years
The Company recognizes stock-based compensation expense that is calculated based upon awards that have vested, reduced for actual forfeitures. All stock-based compensation for equity awards granted to employees and non-employee directors is measured based on the grant date fair value of the award.
The Company values RSUs, including PRSUs subject to performance conditions, at the closing market price of its common stock on the date of grant. The Company estimates the fair value of each stock option and purchase right under the 2014 ESPP granted to employees on the date of grant using the Black-Scholes option-pricing model using the assumptions disclosed in the table below. The Company estimates the fair value of PRSUs subject to market conditions using a Monte Carlo Simulation model using the assumptions disclosed in the table below. Expected volatility is based upon the weighting of the Company’s historical volatility. Prior to 2020, expected volatility was based upon the weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. The expected term of options granted is estimated using the simplified method by taking the average of the vesting term and the contractual term of the option. The expected volatility assumption for purchase rights under the 2014 ESPP is based on the historical volatility of the Company’s common stock. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.

The weighted average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Year Ended December 31,
	2022	2021	2020 (1)
Expected term (years)	6.0	6.0	5.7
Volatility	46%	47%	47%
Risk-free interest rate	1.8%	1.0%	0.9%
Dividend yield	—	—	—

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
The weighted average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Year Ended December 31,
	2022	2021	2020
Expected term (years)	3.0	—	—
Volatility	53%	—	—
Risk-free interest rate	3.5%	—	—
Dividend yield	—	—	—

The weighted average assumptions used to value purchase rights under the 2014 ESPP granted during the periods presented were as follows:

ESPP	Granted In
	November 2022	May 2022	November 2021	May 2021	November 2020	May 2020
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	59%	46%	46%	49%	50%	50%
Risk-free interest rate	2.1%	0.2%	0.2%	0.1%	0.1%	0.2%
Dividend yield	—	—	—	—	—	—

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the years ended December 31, 2022, 2021 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(94,650)	$(53,000)	$(42,130)
Weighted-average shares used in computing basic and diluted net loss per share	69,920	67,512	64,154
Basic and diluted net loss per share	$(1.35)	$(0.79)	$(0.66)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2022	2021	2020
Stock options	1,481	1,982	2,255
RSUs (including PRSUs)	3,718	2,560	2,267
Convertible senior notes(1)	5,685	6,663	910
Total	10,884	11,205	5,432

(1) The Company used the if-converted method for 2022 and 2021 due to the adoption of ASU 2020-06 and under the treasury stock method for 2020.
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
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for the years ended December 31, 2022 and 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the years ended December 31, 2022 and 2021 because the effect would have been anti-dilutive.

9. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(76,280)	$(59,856)	$(44,303)
International	(13,982)	(4,429)	(280)
Loss before income taxes	$(90,262)	$(64,285)	$(44,583)

Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$—	$—	$—
U.S. state	576	262	401
Foreign	724	(202)	233
Total provision for income taxes - Current	1,300	60	634

Deferred:
U.S. federal	—	—	(2,495)
U.S. state	—	—	(414)
Foreign	3,088	(11,345)	(178)
Total provision for (benefit from) income taxes - Deferred	3,088	(11,345)	(3,087)
Total provision for (benefit from) income taxes	$4,388	$(11,285)	$(2,453)
The Company recorded a deferred income tax expense during 2022 principally due to a repatriation of intellectual property from its Australian subsidiary to the U.S., where it is offset by a valuation allowance, and a decrease in available Australian net operating loss carryforwards.
Income tax (benefit) expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax (loss) income for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. federal tax at statutory rate	$(18,957)	$(13,500)	$(9,362)
U.S. state income taxes	576	262	(345)
Section 162(m)	3,851	7,543	6,472
Global intangible low-taxed income	4,127	—	—
Non-deductible expenses	78	1,361	1,944
Research and development credit	(1,194)	(1,181)	(837)
Stock-based compensation	1,722	(25,241)	(23,800)
Tax benefit from acquisition/reorganizations	(3,852)	(5,877)	(2,495)
Foreign taxes	6,749	(4,760)	118
Other	—	20	533
Change in valuation allowance	11,288	30,088	25,319
Total provision for (benefit from) income taxes	$4,388	$(11,285)	$(2,453)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 related to the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and credit carryforwards	$125,698	$133,433
Capitalized R&D costs	30,552	—
Accrued liabilities	10,295	12,719
Allowance for doubtful accounts	1,143	712
Amortized intangibles	3,041	872
Deferred revenue	1,992	1,351
Accrued compensation	3,238	3,963
Long-term lease liabilities	12,421	13,618
Gross deferred tax assets	188,380	166,668
Valuation allowance	(135,406)	(121,835)
Net deferred tax assets	52,974	44,833
Deferred tax liabilities:
Property and equipment	(2,737)	(2,633)
Other	(556)	(509)
Right of use assets	(10,419)	(11,573)
Deferred compensation - Current	(35,443)	(23,211)
Gross deferred tax liabilities	(49,155)	(37,926)
Net deferred taxes	$3,819	$6,907
With the exception of Russia, the Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The Company has plans to liquidate its Russian subsidiary. As such, the Company can no longer assert an intention to permanently re-invest those earnings. The undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2022 and 2021 and no U.S. income taxes have been accrued.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit for the year ended December 31, 2022, the Company has provided a valuation allowance against its U.S. net deferred tax assets. However, the Company has recorded net foreign deferred tax assets associated with its U.K. and Australia operations totaling $3.8 million, which cannot increase its U.S. valuation allowance. The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $13.6 million and $70.7 million, respectively. The increase in the valuation allowance in the current year was primarily attributed to the new requirement to capitalize tax research and development costs under Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), offset by an increase in the Company's deferred contract costs. The requirement to capitalize under Section 174 was passed with the Tax Cuts and Jobs Act of 2017 but was not effective until tax years beginning after December 31, 2021. Domestic expenditures will be amortized over five years, while foreign expenditures are amortized over fifteen years.
As of December 31, 2022, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $456.9 million, $310.9 million and $13.5 million, respectively, available to reduce future income subject to income taxes. If not utilized, the federal and significant state net operating loss carryforwards will begin to expire in 2024 and 2028, respectively, while the foreign net operating loss carryforwards do not expire. As of December 31, 2022, the Company also had gross research credit carryforwards for federal and California state tax purposes of $10.8 million and $7.0 million, available to reduce future income subject to income taxes. A portion of the federal research credit carryforwards will continue to expire in 2023. The California state research credits do not expire. The IRC imposes restrictions on the utilization of net operating losses and credits in the event of an

“ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and credits may be subject to substantial limitation as prescribed under the IRC Sections 382 and 383 and similar state provisions. Events that may cause limitations in the amount of the net operating losses and credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company has changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.
Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized benefit — beginning of period	$7,643	$6,076	$4,471
Gross increases — current year tax positions	1,773	1,851	1,605
Gross decreases — prior year tax positions	(1)	—	—
Settlements with tax authorities	—	(284)	—
Unrecognized benefit — end of period	$9,415	$7,643	$6,076
As of each of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits that, if recognized, would have a material impact on its effective tax rate for each such respective year. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2022 will significantly change due to settlement of examination or the expiration of statutes of limitation during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the Company’s net carryover of unused operating losses, all years from 2001 forward remain subject to future examination by the U.S. federal and state tax authorities. The Company’s foreign tax returns are open to audit under the statutes of limitation of the respective foreign countries in which its subsidiaries are located. With the exception of Russia, the Company considers all undistributed earnings of its foreign subsidiaries indefinitely reinvested.

10. Commitments and Contingencies
Commitments
As of December 31, 2022, $747.7 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
The Company had outstanding operating lease obligations of $57.9 million as of December 31, 2022. See Note 13 for further details. As of December 31, 2022, the Company also had outstanding cloud service agreement commitments totaling $41.1 million, of which $29.0 million is expected to be paid in 2023 and the remaining $12.1 million in 2024.
Hosting and Telecommunication Usage Services
The Company has agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability.

As of December 31, 2022, future minimum payments under these arrangements were as follows in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services
2023	$588	$7,467
2024	238	5,940
2025	4	1,304
2026	—	459
Thereafter	$—	$—
Total future minimum payment	$830	$15,170
Universal Services Fund Liability
The Company is classified as a telecommunications service provider for regulatory purposes and is required to make contributions to the USF based on the revenue the Company receives from the resale of interstate and some international telecommunications services. In order to comply with the obligation to make direct contributions, the Company is registered with the USAC, which is charged by the FCC with administering the USF, and has been remitting the required contributions to USAC since its registration with the USAC in April 2013. The Company also made retroactive USF contributions based on its revenues for the period from 2008 to 2012. The Company, however, has an unresolved and arguably dormant dispute with the FCC regarding whether the Company is liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2022, the Company had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007.
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
As of December 31, 2022 and 2021, the Company had total accrued liabilities of $1.2 million and $1.0 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.3 million and $0.2 million, respectively, were included in current “Sales tax liabilities” on the consolidated balance sheets, and the remaining were included in non-current “Sales tax liabilities” on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$702,206	$556,385	$400,509
International	76,640	53,206	34,399
Total revenue	$778,846	$609,591	$434,908
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	December 31,
	2022	2021
United States	$92,659	$68,674
International	8,562	9,111
Property and equipment, net	$101,221	$77,785

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company began matching employee contributions in cash in the fourth quarter of 2019. The contribution expense for the years ended December 31, 2022 and 2021 was $2.1 million and $1.8 million, respectively.
The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit plan that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability under this plan was $0.5 million and $0.6 million as of each of December 31, 2022 and 2021, respectively. Total retirement expense for this plan were $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

13. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. The Company’s leases have remaining terms of one to ten years, some of the leases include a Company option to extend the leases for up to three to five years, and some of the leases include the option to terminate the leases upon 30-days notice. The Company does not separate lease and non-lease components for real estate operating leases.

The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$12,072	$10,238	$6,142
Finance lease cost:
Amortization of right-of-use assets	$56	$438	$748
Interest on finance lease liabilities	—	—	212
Total finance lease cost	$56	$438	$960
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(11,684)	$(7,178)	$(6,531)
Financing cash used in finance leases	—	(612)	(3,715)
Right of use assets obtained in exchange for lease obligations:
Operating leases	5,984	50,101	5,980
Finance leases	—	—	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$44,120	$48,703

Operating lease liabilities:	$10,626	$9,826
Operating lease liabilities — less current portion	41,389	47,088
Total operating lease liabilities	$52,015	$56,914
Finance leases
Property and equipment, gross	$36,282	$42,541
Less: accumulated depreciation and amortization	(36,203)	(41,689)
Property and equipment, net	$79	$852
Weighted average remaining terms were as follows (in years):

	December 31,
	2022	2021
Weighted average remaining lease term
Operating leases	6.4 years	7.3 years
Finance leases	0.0 years	0.0 years
Weighted average discount rates were as follows:

	December 31,
	2022	2021
Weighted average discount rate
Operating leases	3.4%	3.2%
Finance leases	—%	—%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases
2023	$12,246
2024	9,986
2025	7,144
2026	5,679
2027	5,718
Thereafter	17,081
Total future minimum lease payments	57,854
Less: imputed interest	(5,839)
Total	$52,015

14. Acquisitions
Inference Solutions
On November 18, 2020, the Company acquired all of the issued and outstanding shares of Inference for total consideration of approximately $156.7 million. The total consideration comprised of $137.0 million in cash, net of cash acquired, and $18.1 million in estimated fair value of contingent earn out consideration. The contingent earn out consideration was up to $24.0 million and was based upon achievement of certain milestones and relative thresholds during the earn out measurement period which ended on December 31, 2021. The range of amounts that the Company could pay under the contingent consideration arrangement was between $0.0 million and $24.0 million. During 2022, the Company concluded and paid the final contingent consideration amount of $24.0 million. See Note 3 for additional information regarding the contingent consideration arrangement. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company’s AI position through the addition of Inference’s widely deployed IVA platform.
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

The acquired technology, customer relationships, and trade name are being amortized on a straight-line basis over their assigned useful lives of six years, five years, and two years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition.
Virtual Observer
On April 1, 2020, the Company acquired all of the issued and outstanding shares of common stock of Virtual Observer, formerly Coordinated Systems, Inc., for cash consideration of approximately $32.2 million, subject to adjustment, pursuant to a stock purchase agreement by and among the Company and Robert H. Hutcheon, David R. Brower and Daniel J. McGrail, dated January 15, 2020. This acquisition, which was accounted for as a business combination, is intended to expand the Company's portfolio to include a cloud-based WFO offering as a complement to its ongoing strategic partnerships with leading WFO providers.
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

The acquired technology, customer relationships, and trade name and trademarks are being amortized on a straight-line basis over their estimated useful lives of five years, five years, and two years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition.

15. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2022 and 2021 is as follows:

	Quarter Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021

	(unaudited, in thousands, except per share data)
Revenue	$208,345	$198,342	$189,382	$182,777	$173,599	$154,328	$143,782	$137,882
Cost of revenue (1)(2)	96,294	94,111	88,229	88,867	79,764	67,137	64,395	59,803
Gross profit	112,051	104,231	101,153	93,910	93,835	87,191	79,387	78,079
Operating expenses:
Research and development (1)(2)	36,865	34,113	34,992	35,824	30,448	29,680	24,648	22,121
Sales and marketing (1)(2)	65,928	67,353	64,098	64,611	53,394	49,712	46,024	44,799
General and administrative (1)(2)	22,509	24,496	23,824	24,314	21,972	26,790	22,909	22,245
Total operating expenses	125,302	125,962	122,914	124,749	105,814	106,182	93,581	89,165
Loss from operations	(13,251)	(21,731)	(21,761)	(30,839)	(11,979)	(18,991)	(14,194)	(11,086)
Other (expense) income, net:
Interest expense	(1,887)	(1,879)	(1,857)	(1,870)	(2,024)	(1,947)	(2,118)	(1,938)
Other (expense) and interest income	2,706	982	280	845	(43)	213	(353)	175
Total other (expense) income, net	819	(897)	(1,577)	(1,025)	(2,067)	(1,734)	(2,471)	(1,763)
Loss before income taxes	(12,432)	(22,628)	(23,338)	(31,864)	(14,046)	(20,725)	(16,665)	(12,849)
Provision for (benefit from) income taxes	1,221	579	332	2,256	(10,445)	(188)	(135)	(517)
Net loss	$(13,653)	$(23,207)	$(23,670)	$(34,120)	$(3,601)	$(20,537)	$(16,530)	$(12,332)
Net loss per share:
Basic	$(0.19)	$(0.33)	$(0.34)	$(0.49)	$(0.05)	$(0.30)	$(0.25)	$(0.18)
Diluted	$(0.19)	$(0.33)	$(0.34)	$(0.49)	$(0.05)	$(0.30)	$(0.25)	$(0.18)
Shares used in computing net loss per share:
Basic	70,704	70,232	69,748	68,974	68,207	67,800	67,292	66,721
Diluted	70,704	70,232	69,748	68,974	68,207	67,800	67,292	66,721

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021

	(unaudited, in thousands)
Cost of revenue	$8,638	$8,329	$8,538	$7,793	$6,854	$3,994	$3,781	$3,105
Research and development	11,799	10,603	11,818	10,145	9,163	9,101	6,152	4,763
Sales and marketing	15,152	15,761	14,963	13,424	11,987	8,304	8,208	6,771
General and administrative	8,235	9,810	9,467	8,032	7,597	5,996	6,760	6,269
Total stock-based compensation	$43,824	$44,503	$44,786	$39,394	$35,601	$27,395	$24,901	$20,908

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021

	(unaudited, in thousands)
Cost of revenue	$8,803	$8,904	$8,747	$8,500	$8,301	$7,658	$7,825	$7,087
Research and development	768	768	804	825	948	1,004	729	596
Sales and marketing	1	1	1	1	1	1	1	1
General and administrative	1,449	1,542	2,088	1,469	1,288	1,117	1,096	1,079
Total depreciation and amortization	$11,021	$11,215	$11,640	$10,795	$10,538	$9,780	$9,651	$8,763

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022, or the 2023 Proxy Statement, including “Proposal No 1. — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2023 Proxy Statement including “Executive Officers.”
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2023 Proxy Statement, including “Corporate Governance,” “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2023 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2023 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2023 Proxy Statement, including “Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

10.5+Ø
Offer Letter between the Registrant and Michael Burkland (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022 (File No. 001-36383) and incorporated by reference herein).

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

10.13+	Five9 Inc. Non-Employee Director Compensation Policy
10.14Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2018 (File No. 001-36383) and incorporated by reference herein).
10.15Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).
10.16Ø
Bishop Ranch Building Lease, dated July 29, 2020, between the Registrant and 2600 CR, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).

10.17+Ø
Five9 Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

Exhibit Index
Exhibit Number	Description
10.18+Ø
Form of Five9 Inc. Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.19+Ø
Form of Five9 Inc. Stock Option Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.20+Ø
Five9, Inc. Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (Revenue Goals) - 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.21+	Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2023-2025 Performance Period - 2014 Equity Incentive Plan
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

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

Five9, Inc.

Date:	February 24, 2023	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael Burkland and Barry Zwarenstein, and each of them, severally, as his or her true and lawful attorneys-in-fact and agents with the power to act, with or without the other, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Company, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Burkland	Chief Executive Officer, Director	February 24, 2023
Michael Burkland	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	February 24, 2023
Barry Zwarenstein	(Principal Financial Officer)

/s/ Leena Mansharamani	Chief Accounting Officer	February 24, 2023
Leena Mansharamani	(Principal Accounting Officer)

/s/ Jack Acosta	Director	February 24, 2023
Jack Acosta

/s/ Kimberly Alexy	Director	February 24, 2023
Kimberly Alexy

/s/ Susan Barsamian	Director	February 24, 2023
Susan Barsamian

/s/ Michael Burdiek	Director	February 24, 2023
Michael Burdiek

/s/ David DeWalt	Director	February 24, 2023
David DeWalt

/s/ Julie Iskow	Director	February 24, 2023
Julie Iskow

/s/ David Welsh	Director; Lead Independent Director	February 24, 2023
David Welsh

/s/ Robert Zollars	Director	February 24, 2023
Robert Zollars