Form 10-Q
period 2023-03-31
Five9, Inc.
filed 2023-05-04
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of May 1, 2023, there were 71,176,473 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
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
•the markets in which we participate involve a high number of competitors that are continuing to increase, and if we do not compete effectively, our operating results could be harmed;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,359	$180,520
Marketable investments	488,381	433,743
Accounts receivable, net	88,085	87,494
Prepaid expenses and other current assets	32,018	29,711
Deferred contract acquisition costs, net	50,566	47,242
Total current assets	800,409	778,710
Property and equipment, net	101,057	101,221
Operating lease right-of-use assets	45,339	44,120
Intangible assets, net	25,346	28,192
Goodwill	165,420	165,420
Marketable investments	13,498	885
Other assets	15,240	11,057
Deferred contract acquisition costs, net — less current portion	119,799	114,880
Total assets	$1,286,108	$1,244,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,461	$23,629
Accrued and other current liabilities	62,196	53,092
Operating lease liabilities	11,739	10,626
Accrued federal fees	3,360	2,471
Sales tax liabilities	2,209	2,973
Deferred revenue	58,082	57,816
Convertible senior notes	169	169
Total current liabilities	160,216	150,776
Convertible senior notes — less current portion	739,284	738,376
Sales tax liabilities — less current portion	906	899
Operating lease liabilities — less current portion	41,703	41,389
Other long-term liabilities	4,913	3,080
Total liabilities	947,022	934,520
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	72	71
Additional paid-in capital	690,309	635,668
Accumulated other comprehensive loss	(961)	(2,688)
Accumulated deficit	(350,334)	(323,086)
Total stockholders’ equity	339,086	309,965
Total liabilities and stockholders’ equity	$1,286,108	$1,244,485
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$218,439	$182,777
Cost of revenue	104,756	88,867
Gross profit	113,683	93,910
Operating expenses:
Research and development	38,108	35,824
Sales and marketing	76,314	64,611
General and administrative	28,258	24,314
Total operating expenses	142,680	124,749
Loss from operations	(28,997)	(30,839)
Other (expense) income, net:
Interest expense	(1,845)	(1,870)
Interest income and other	4,121	845
Total other income (expense), net	2,276	(1,025)
Loss before income taxes	(26,721)	(31,864)
Provision for income taxes	527	2,256
Net loss	$(27,248)	$(34,120)
Net loss per share:
Basic and diluted	$(0.38)	$(0.49)
Shares used in computing net loss per share:
Basic and diluted	71,259	68,974
Comprehensive Loss:
Net loss	$(27,248)	$(34,120)
Other comprehensive income (loss)	1,727	(3,083)
Comprehensive loss	$(25,521)	$(37,203)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 30, 2021	68,488	$68	$439,787	$(287)	$(228,436)	$211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	540	—	(244)	—	—	(244)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(111)	—	2	—	—	2
Issuance of common stock upon exercise of stock options	281	1	1,276	—	—	1,277
Issuance of common stock upon vesting of restricted stock units	323	1	—	—	—	1
Stock-based compensation	—	—	39,394	—	—	39,394
Other comprehensive loss	—	—	—	(3,083)	—	(3,083)
Net loss	—	—	—	—	(34,120)	(34,120)
Balance as of March 31, 2022	69,521	$70	$480,215	$(3,370)	$(262,556)	$214,359

Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
Issuance of common stock upon exercise of stock options	139	—	3,125	—	—	3,125
Issuance of common stock upon vesting of restricted stock units	358	1	—	—	—	1
Stock-based compensation	—	—	51,516	—	—	51,516
Other comprehensive income	—	—	—	1,727	—	1,727
Net loss	—	—	—	—	(27,248)	(27,248)
Balance as of March 31, 2023	71,544	$72	$690,309	$(961)	$(350,334)	$339,086

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(27,248)	$(34,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,347	10,795
Amortization of operating lease right-of-use assets	2,934	2,403
Amortization of deferred contract acquisition costs	12,423	8,678
(Accretion of discount) amortization of premium on marketable investments	(1,863)	700
Provision for credit losses	317	222
Stock-based compensation	50,743	39,394
Amortization of discount and issuance costs on convertible senior notes	908	930
Deferred taxes	59	1,889
Other	439	470
Changes in operating assets and liabilities:
Accounts receivable	(908)	5,566
Prepaid expenses and other current assets	(2,307)	(2,162)
Deferred contract acquisition costs	(20,665)	(20,160)
Other assets	(4,231)	234
Accounts payable	1,557	11,133
Accrued and other current liabilities	7,599	2,096
Accrued federal fees and sales tax liabilities	133	(1,239)
Deferred revenue	181	2,659
Other liabilities	1,994	(764)
Net cash provided by operating activities	33,412	28,724
Cash flows from investing activities:
Purchases of marketable investments	(140,892)	(105,277)
Proceeds from sales of marketable investments	—	600
Proceeds from maturities of marketable investments	76,940	130,821
Purchases of property and equipment	(9,928)	(12,398)
Capitalization of software development costs	(1,806)	(569)
Cash paid for an equity investment in a privately-held company	—	(2,000)
Net cash (used in) provided by investing activities	(75,686)	11,177
Cash flows from financing activities:
Repurchase of a portion of 2023 convertible senior notes, net of costs	—	(31,905)
Proceeds from exercise of common stock options	3,125	1,277
Net cash provided by (used in) financing activities	3,125	(30,628)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,149)	9,273
Cash, cash equivalents and restricted cash:
Beginning of period	180,987	90,878
End of period	$141,838	$100,151
Supplemental disclosures of cash flow data:
Cash paid for interest	$2	$—
Cash paid for income taxes	$32	$337
Non-cash investing and financing activities:
Equipment and software purchased and unpaid at period-end	$8,310	$22,365

Stock-based compensation included in capitalized software development costs	$773	$—

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$180,520	$90,878
Restricted cash in other assets	467	—
Total cash, cash equivalents and restricted cash	$180,987	$90,878

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$141,359	$100,151
Restricted cash in other assets	479	—
Total cash, cash equivalents and restricted cash	$141,838	$100,151

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 24, 2023.
Recent Accounting Pronouncements Not Yet Effective
The Company has reviewed or is in the process of evaluating all issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such accounting pronouncements will cause a material impact on its condensed consolidated financial position, operating results or statements of cash flows.

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net	$88,085	$87,494

Deferred contract acquisition costs, net:
Current	$50,566	$47,242
Non-current	119,799	114,880
Total deferred contract acquisition costs, net	$170,365	$162,122

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$3,209	$3,401
Contract liabilities (deferred revenue)	(58,082)	(57,816)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(1,093)	(1,178)
Net contract liabilities	$(55,966)	$(55,593)
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
In the three months ended March 31, 2023, the Company recognized revenue of $31.4 million related to its contract liabilities at December 31, 2022.
Remaining Performance Obligations
As of March 31, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $918.3 million. The Company expects to recognize revenue on approximately three-fifths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,201	$—	$(8)	$2,193
U.S. treasury	169,888	35	(668)	169,255
U.S. agency securities	267,338	50	(1,019)	266,369
Commercial paper	35,327	1	(39)	35,289
Municipal bonds	12,719	—	(97)	12,622
Corporate bonds	2,663	—	(10)	2,653
Total	$490,136	$86	$(1,841)	$488,381

	March 31, 2023
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency securities	$11,478	$14	$(1)	$11,491
Corporate bonds	2,013	—	(6)	2,007
Total	$13,491	$14	$(7)	$13,498

	December 31, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$747	$—	$(13)	$734
U.S. treasury securities	186,776	8	(1,382)	185,402
U.S. agency and government-sponsored securities	197,597	29	(1,660)	195,966
Commercial paper	25,386	—	—	25,386
Municipal bonds	22,764	—	(145)	22,619
Corporate bonds	3,658	—	(22)	3,636
Total	$436,928	$37	$(3,222)	$433,743

	December 31, 2022
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency securities	$885	$—	$—	$885
Total	$885	$—	$—	$885

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(8)	$490	$(13)	$734
U.S. treasury securities	(668)	90,248	(1,382)	126,534
U.S. agency securities	(1,020)	203,987	(1,660)	172,458
Commercial paper	(39)	28,874	—	—
Municipal bonds	(97)	12,622	(145)	12,623
Corporate bonds	(16)	4,660	(22)	3,636
Total	$(1,848)	$340,881	$(3,222)	$315,985

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of March 31, 2023, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,296	$—	$—	$17,296
Total cash equivalents	$17,296	$—	$—	$17,296

Marketable investments (short and long term)
Certificates of deposit	$—	$2,193	$—	$2,193
U.S. treasury	169,255	—	—	169,255
U.S. agency securities and government sponsored securities	—	277,860	—	277,860
Commercial paper	—	35,289	—	35,289
Municipal bonds	—	12,622	—	12,622
Corporate bonds	—	4,660	—	4,660
Total marketable investments	$169,255	$332,624	$—	$501,879

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$37,560	$—	$—	$37,560
U.S. treasury securities	19,700	—	—	19,700
Total cash equivalents	$57,260	$—	$—	$57,260

Marketable investments (short and long-term)
Certificates of deposit	$—	$734	$—	$734
U.S. treasury securities	185,402	—	—	185,402
U.S. agency and government-sponsored securities	—	196,851	—	196,851
Commercial paper	—	25,386	—	25,386
Municipal bonds	—	22,619	—	22,619
Corporate bonds	—	3,636	—	3,636
Total marketable investments	$185,402	$249,226	$—	$434,628

As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $0.3 million for each of the periods. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $700.7 million and $687.1 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that it does not have the ability to exercise significant influence over. The Company elected the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment will be accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred.
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.
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
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$124,063	$123,260
Money market funds	17,296	37,560
U.S. treasury	—	19,700
Total cash and cash equivalents	$141,359	$180,520
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$77,712	$77,621
Unbilled trade accounts receivable, net of advance client deposits	10,614	10,135
Allowance for credit losses	(241)	(262)
Accounts receivable, net	$88,085	$87,494
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$22,149	$17,151
Other current assets	6,660	9,159
Contract assets	3,209	3,401
Prepaid expenses and other current assets	$32,018	$29,711
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer and network equipment	$142,408	$148,789
Computer software	54,183	50,955
Internal-use software development costs	8,690	6,111
Furniture and fixtures	3,990	3,326
Leasehold improvements	6,003	6,574
Property and equipment	215,274	215,755
Accumulated depreciation and amortization	(114,217)	(114,534)
Property and equipment, net	$101,057	$101,221
Depreciation and amortization expense associated with property and equipment was $8.5 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was immaterial as of March 31, 2023 and December 31, 2022.
Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Other assets	$9,275	$5,081
Equity investment in a privately-held company	2,000	2,000
Deferred tax assets	3,965	3,976
Total	$15,240	$11,057
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses	$21,964	$19,343
Accrued compensation and benefits	40,232	33,749
Accrued and other current liabilities	$62,196	$53,092
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred revenue	$1,093	$1,178
Deferred tax liabilities	206	157
Other long-term liabilities	3,614	1,745
Other long-term liabilities	$4,913	$3,080

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the three months ended March 31, 2023.
Intangible Assets
The following table summarizes the activity in the Company's intangible assets balance during the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Beginning of the period	$28,192
Amortization	(2,846)
End of the period	$25,346
The components of intangible assets were as follows (in thousands):

	March 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$56,214	$(31,647)	$24,567	3.0	$56,214	$(28,881)	$27,333	3.2
Acquired workforce	470	(470)	—	0.0	470	(470)	0	0.0
Customer relationships	1,600	(821)	779	2.5	1,600	(741)	859	2.7
Trademarks	500	(500)	—	0.0	500	(500)	—	0.0
Total	$58,784	$(33,438)	$25,346	3.0	$58,784	$(30,592)	$28,192	3.2

Amortization expense related to intangible assets was $2.8 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2023	$8,024
2024	7,527
2025	5,595
2026	4,200
2027	—
Thereafter	—
Total	$25,346

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $72.29 per share on March 31, 2023, the last trading day during the three months ended March 31, 2023, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, March 31, 2023, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended March 31, 2023, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending June 30, 2023.
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
The net carrying amount of the 2025 convertible senior notes as of March 31, 2023 and as of December 31, 2022 was as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal	$747,500	$747,500
Unamortized issuance costs	(8,216)	(9,124)
Net carrying amount	$739,284	$738,376
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Contractual interest expense	$934	$934
Amortization of issuance costs	908	899
Total interest expense	$1,842	$1,833
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
As of March 31, 2023, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
Each $1,000 principal amount of the 2023 convertible senior notes was initially convertible into 24.4978 shares of the Company’s common stock (the “2023 Conversion Option”), which is equivalent to an initial conversion price of approximately $40.82 per share of common stock, subject to adjustment upon the occurrence of specified events. The 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “2023 Measurement Period”) in which the trading price (as defined in the indenture governing the 2023 convertible senior notes) per $1,000 principal amount of the 2023 convertible senior notes for each trading day of the 2023 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2023 convertible senior notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. Commencing on November 1, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 convertible senior notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
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
There have been no changes to the initial conversion price of the 2023 convertible senior notes since issuance. During each of the quarters from the third quarter of 2019 through the third quarter of 2022, one of the triggers for convertibility of the 2023 convertible senior notes was triggered as the last reported sale price of the Company’s common stock was greater than $53.07 per share, which represents 130% of the initial conversion price of $40.82 per share, for at least 20 trading days in the period of 30 consecutive trading days ended on, and including, the last trading day of the quarter for each quarter of 2020 and 2021 and for the first three quarters of 2022. As a result, the 2023 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the 2023 convertible senior note holders between October 1, 2019 to October 31, 2022. The 2023 convertible senior notes continue to be convertible from November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. There were no conversions of the 2023 convertible senior notes during the three months ended March 31, 2023. As of March 31, 2023, approximately $0.2 million aggregate principal amount of the Company's 2023 convertible senior notes remained outstanding.
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
The net carrying amount of the 2023 convertible senior notes as of March 31, 2023 and as of December 31, 2022 was as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal	$169	$169
Unamortized issuance costs	—	—
Net carrying amount	$169	$169
Interest expense related to the 2023 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Contractual interest expense	$—	$6
Amortization of issuance costs	—	31
Total interest expense	$—	$37
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

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2023 and December 31, 2022, the Company had 71,544,294 and 71,047,179 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of March 31, 2023 were as follows (in thousands):

March 31, 2023
Stock options outstanding	1,303
RSUs (including PRSUs) outstanding	4,842
Shares available for future grant under 2014 Plan	16,339
Shares available for future issuance under ESPP	4,281
Total shares of common stock reserved	26,765

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2023 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,481	$47.75
Options granted	—	—
Options exercised	(139)	22.49
Options forfeited or expired	(39)	139.87
Outstanding as of March 31, 2023	1,303	$47.66	4.5	$49,139

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $72.29 per share as of March 31, 2023 for all in-the-money stock options outstanding.

Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of the Company’s restricted stock unit ("RSU") activity (including PRSUs) during the three months ended March 31, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	3,718	$103.55
RSUs granted(1)	1,673	71.33
RSUs vested and released	(358)	114.70
RSUs forfeited or canceled	(191)	111.80
Outstanding as of March 31, 2023	4,842	90.00

(1) Includes 35,921 PRSUs granted during the three months ended March 31, 2023.
PRSUs with Market and Service Conditions In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. During the first quarter of 2023, the Company granted an additional 35,921 market-based PRSUs with a grant date fair value of $3.1 million. The amount that may be earned pursuant to the PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total PRSUs may be earned and settled in shares following the end of each one-year performance period based on RTSR performance and subject to continued employment through the payment date, but the amount initially paid for the first two one-year performance periods is limited to 100% of the target amount for such years, and any PRSUs resulting from above-target performance in those first two years will be paid following the end of final one-year performance period, subject to the executive’s continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs granted to certain executives, excluding Michael Burkland, subject to the 2022-2024 performance period, and (ii) for the market-based PRSUs granted to certain executives, including Michael Burkland, subject to the 2023-2025 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the PRSUs are determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the PRSUs ratably over their requisite service period.
During the first quarter of 2023, the Company certified the performance results for the 2022 measurement period for the PRSUs subject to the 2022-2024 performance period. Under the PRSU agreements, the TSR payout percentage ranges from 0% to 200%, with a 50% payout at the 25th TSR percentile (threshold), 100% payout at the 55th TSR percentile (target), 200% payout at the 90th percentile or greater (maximum) and no payout below the threshold performance level. The Company determined that its actual total shareholder return was -52.64% for 2022, and that its relative total shareholder return ranking was in the 30.2 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 58.7% of target.
PRSUs with Revenue and Service Conditions In 2022, the Company granted 66,167 PRSUs subject to revenue-based performance and service conditions (“revenue-based PRSUs”) with a grant date fair value of $6.6 million. The amount of revenue-based PRSUs that may be earned will be determined based on achievement of two quarterly revenue goals. One third of the revenue-based PRSUs may be earned based on achievement of the first revenue target and, if achieved, will vest in four quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. Two thirds of the revenue-based PRSUs may be earned based on achievement of the second revenue target and, if achieved, will vest in eight quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. The revenue-based PRSUs are otherwise on the Company's standard award terms for its market-based PRSUs. The Company concluded that the first revenue target was probable of achievement at March 31, 2023, and thus recognized the related stock-based compensation expense through this period. The Company, however, concluded that, as of March 31, 2023, the second revenue target was not probable of achievement, and thus did not recognize related stock-based compensation expense through this period. The Company will reassess the probability of the achievement of the performance conditions at each reporting period and a cumulative catch-up adjustment will be recorded to stock-based compensation cost for any change in the probability assessment.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of revenue	$9,333	$7,793
Research and development	12,382	10,145
Sales and marketing	17,045	13,424
General and administrative	11,983	8,032
Total stock-based compensation expense	$50,743	$39,394

As of March 31, 2023, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$9,144	$375,880	$22,462	$1,086
Weighted-average amortization period	2.0 years	2.8 years	2.2 years	0.1 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended
	March 31, 2023	March 31, 2022
Expected term (years)	—	6.0
Volatility	—	46.0%
Risk-free interest rate	—	1.8%
Dividend yield (1)	—	—
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended
	March 31, 2023	March 31, 2022
Closing price of common stock as of grant date	$68.15	$110.00
Expected term (years)	2.84	2.84
Volatility	51.1%	48.8%
Risk-free interest rate	4.5%	1.6%
Dividend yield (1)	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three months ended March 31, 2023 and 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(27,248)	$(34,120)
Weighted-average shares used in computing basic and diluted net loss per share	71,259	68,974
Basic and diluted net loss per share	$(0.38)	$(0.49)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Stock options	1,303	1,768
RSUs (includes PRSUs)	4,842	3,236
Convertible senior notes	5,568	6,042
Total	11,713	11,046
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three months ended March 31, 2023 and 2022. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three months ended March 31, 2023 and 2022 was approximately $0.5 million and $2.3 million, respectively. The provision for income taxes for the three months ended March 31, 2023 consisted primarily of state and foreign current income tax expense. The provision for income taxes for the three months ended March 31, 2022 consisted primarily of foreign income tax expense from the intercompany sale of the Company's Australian intellectual property to the United States.
For the three months ended March 31, 2023, the provision for income taxes differed from the statutory amount primarily due to domestic state income taxes, foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2022, the provision for income taxes differed from the statutory amount primarily due to foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2023 and December 31, 2022. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2023, there were no material changes to the total amount of unrecognized tax benefits.

10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2022 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and material updates to these commitments during the three months ended March 31, 2023 are disclosed herein, including in this Note 10 and in Note 12.
As of March 31, 2023, the Company’s commitments under various co-location hosting and telecommunications agreements totaled $15.3 million for terms ranging up to 60 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of March 31, 2023, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $46.3 million, of which $25.2 million is expected to be paid in the remainder of 2023, $17.1 million is expected to be paid in 2024, and the remaining $4.0 million is expected to be paid in 2025.
As of March 31, 2023, $747.7 million of aggregate principal of the convertible senior notes were outstanding. The 2023 convertible senior notes and the 2025 convertible senior notes are due on May 1, 2023 and June 1, 2025, respectively. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
United States	$195,363	$167,247
International	23,076	15,530
Total revenue	$218,439	$182,777

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	March 31, 2023	December 31, 2022
United States	$93,001	$92,659
International	8,056	8,562
Property and equipment, net	$101,057	$101,221

12. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. The Company’s leases have remaining terms of one to eight years, some of the leases include a Company option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. The Company does not separate lease and non-lease components for real estate operating leases.
The components of lease expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$3,382	$2,900
Finance lease cost:
Amortization of right-of-use assets	$63	$333
Total finance lease cost	$63	$333

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,275)	$(2,709)
Right of use assets obtained in exchange for lease obligations:
Operating leases	4,153	236

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$45,339	$44,120

Operating lease liabilities	$11,739	$10,626
Operating lease liabilities — less current portion	41,703	41,389
Total operating lease liabilities	$53,442	$52,015
Finance leases
Property and equipment, gross	$30,015	$36,282
Less: accumulated depreciation and amortization	(29,999)	(36,203)
Property and equipment, net	$16	$79
Weighted average remaining terms were as follows (in years):

	March 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	6.1	6.4
Weighted average discount rates were as follows:

	March 31, 2023	December 31, 2022
Weighted average discount rate
Operating leases	3.6%	3.4%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases
Remaining 2023	$10,155
2024	11,379
2025	8,436
2026	6,541
2027	5,733
Thereafter	17,081
Total future minimum lease payments	59,325
Less: imputed interest	(5,883)
Total	$53,442

13. Subsequent Event
The 2023 convertible senior notes matured on May 1, 2023 and were settled in a combination of cash and shares of the Company's common stock. Upon maturity, the outstanding capped calls associated with the repurchase and early settlements of $194.7 million 2023 convertible senior notes were settled, which resulted in the Company receiving 370,877 shares and $74.5 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a pioneer and leading provider of intelligent cloud contact centers with more than 2,500 clients. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, comprised of our Virtual Contact Center, or VCC, cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as customer relationship management, or CRM, software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2023 and 2022, subscription and related usage fees accounted for 92% and 91% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions, including macroeconomic deterioration, the Russia-Ukraine conflict and the COVID-19 pandemic.
Macroeconomic factors include the global economic slowdown, increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, we continue to experience macroeconomic headwinds on our installed base business, which typically contributes approximately half of our annual revenue growth. Since the third quarter of 2022, we have been experiencing macroeconomic headwinds in our installed base within a number of verticals. In the first quarter of 2023, we experienced the largest macroeconomic headwind within our second largest installed base vertical, financial services.
In March 2022 we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the three months ended March 31, 2023 and 2022, we incurred approximately $0.7 million and $2.7 million in costs related to the closure and relocation of our Russian operations, of which $0.0 million and $0.4 million was recorded in cost of revenue, $0.5 million and $2.6 million was recorded in research and development expense, $0.1 million and $0.3 million was recorded in general and administrative expense, and $0.1 million and $(0.6) million was recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
The COVID-19 pandemic had a moderately positive impact on our financial results due to the shift from brick-and-mortar to virtual. The severity and duration of the COVID-19 pandemic, and its continuing impact on the U.S. and global economy remains uncertain, but we believe that most of this benefit has now dissipated.
Key GAAP Operating Results
Our revenue increased to $218.4 million for the three months ended March 31, 2023 from $182.8 million for the three months ended March 31, 2022. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three months ended March 31, 2023 and 2022, no single client accounted for more than 10% of our total revenue. As of March 31, 2023, we had over 2,500 clients across multiple industries with a wide range of seat sizes. We had a net loss of $27.2 million in the three months ended March 31, 2023, compared to a net loss of $34.1 million in the three months ended March 31, 2022.
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

The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	March 31, 2023	March 31, 2022
Annual Dollar-Based Retention Rate	114%	120%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to the macroeconomic headwinds we started experiencing in 2022 and continued to experience in the first quarter of 2023.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest (income) and other, (5) exit costs related to the closure and relocation of Russian operations, (6) acquisition-related transaction and one-time integration costs, (7) contingent consideration expense, (8) provision for (benefit from) income taxes, and (9) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(27,248)	$(34,120)
Non-GAAP adjustments:
Depreciation and amortization (1)	11,347	10,795
Stock-based compensation (2)	50,743	39,394
Interest expense	1,845	1,870
Interest (income) and other	(4,121)	(845)
Exit costs related to closure and relocation of Russian operations (3)	596	3,227
Acquisition-related transaction and one-time integration costs	1,455	1,638
Contingent consideration expense	—	260
Provision for income taxes	527	2,256
Adjusted EBITDA	$35,144	$24,475
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of revenue	$8,907	$8,500
Research and development	872	825
Sales and marketing	1	1
General and administrative	1,567	1,469
Total depreciation and amortization	$11,347	$10,795
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations was $0.7 million during the three months ended March 31, 2023. The $0.6 million adjustment presented above was net of $0.1 million included in “Interest (income) and other.” Exit costs related to the closure and relocation of our Russian operations was $2.7 million during the three months ended March 31, 2022. The $3.2 million adjustment presented above was net of $0.1 million included in “Depreciation and amortization” and $(0.6) million included in “Interest (income) and other.”
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
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, we continue to experience macroeconomic headwinds on our installed base business, which typically contributes approximately half of our annual revenue growth. Since the third quarter of 2022, we have been experiencing macroeconomic headwinds in our installed base within a number of verticals. In the first quarter of 2023, we experienced the largest macroeconomic headwind within our second largest installed base vertical, financial services.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs, amortization of acquired technology and amortization of internal-use software costs. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, client support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale.
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
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	100%	100%
Cost of revenue	48%	49%
Gross profit	52%	51%
Operating expenses:
Research and development	17%	20%
Sales and marketing	35%	35%
General and administrative	13%	13%
Total operating expenses	65%	68%
Loss from operations	(13)%	(17)%
Other (expense) income, net:
Interest expense	(1)%	(1)%
Interest income and other	2%	—%
Total other income (expense), net	1%	(1)%
Loss before income taxes	(12)%	(18)%
Provision for income taxes	—%	1%
Net loss	(12)%	(19)%

Revenue

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change

	(in thousands, except percentages)
Revenue	$218,439	$182,777	$35,662	20%
The increase in revenue for the three months ended March 31, 2023 compared to the same period of 2022 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$104,756	$88,867	$15,889	18%
% of Revenue	48%	49%
The increase in cost of revenue for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to a $6.2 million increase in third-party hosted software costs driven by increased client activities, a $5.2 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $3.9 million increase in personnel costs driven mainly by increased headcount, higher salaries and increased stock-based compensation costs, a $2.1 million increase in USF costs due to increased client usage and a $0.2 million increase in consulting costs for global expansion, offset in part by a $1.2 million decrease in usage and carrier costs due to a rate reduction, partially offset by increased volume, and a $0.6 million decrease in staff augmentation costs related to implementation of our solutions.

Gross Profit

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$113,683	$93,910	$19,773	21%
% of Revenue	52%	51%
The increase in gross profit for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to increases in subscription and related revenues. The increase in gross margin for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to our revenue growing at a higher rate than our increase in cost of revenue as described above. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change

	(in thousands, except percentages)
Research and development	$38,108	$35,824	$2,284	6%
% of Revenue	17%	20%
The increase in research and development expenses for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to a $2.9 million increase in personnel-related costs driven mainly by an increase in stock-based compensation costs, a $0.5 million increase in one-time integration costs, a $0.3 million increase in office, facilities and related costs and a $0.3 million increase in staff augmentation costs, offset in part by a $2.0 million increase in research and development costs that qualified for capitalization, which will be amortized in cost of revenue over the estimated useful life of the software after it is ready for its intended use.
Sales and Marketing

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$76,314	$64,611	$11,703	18%
% of Revenue	35%	35%
The increase in sales and marketing expenses for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to a $5.7 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, a $3.8 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, and a $0.3 million increase in travel costs as a result of an increase in business travel as COVID-19 restrictions decreased. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$28,258	$24,314	$3,944	16%
% of Revenue	13%	13%
The increase in general and administrative expenses for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to a $5.2 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, offset in part by a $1.1 million decrease in legal and other professional service costs and by a $0.3 million decrease in contingent consideration expense for the Inference acquisition.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,845)	$(1,870)	$25	(1)%
Interest income and other	4,121	845	3,276	388%
Total other income (expense), net	$2,276	$(1,025)	$3,301	(322)%
% of Revenue	1%	(1)%
The decrease in interest expense for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to the reduction in the aggregate outstanding principal amount of our 2023 convertible senior notes. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to higher interest income on our marketable investments, offset in part by an increase in foreign currency remeasurement losses.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of March 31, 2023, we had $640.2 million in working capital, which included $141.4 million in cash and cash equivalents and $488.4 million in short-term marketable investments, and excluded long-term marketable investments of $13.5 million. The 2023 convertible senior notes matured on May 1, 2023 and were settled in a combination of cash and shares of our common stock. Upon maturity, the outstanding capped calls associated with the repurchase and early settlements of $194.7 million 2023 convertible senior notes were settled, which resulted in us receiving 370,877 shares and $74.5 million. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$33,412	$28,724
Net cash (used in) provided by investing activities	(75,686)	11,177
Net cash provided by (used in) financing activities	3,125	(30,628)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39,149)	$9,273

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
Net cash provided by operating activities was $33.4 million during the three months ended March 31, 2023. Net cash provided by operating activities resulted from our net loss of $27.2 million, adjustments to reconcile net loss to net cash provided by operating activities of $77.3 million, primarily consisting of $50.7 million of stock-based compensation, $12.4 million of amortization of commission costs, $11.3 million of depreciation and amortization, $2.9 million of amortization of operating lease right-of-use assets and $0.9 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(16.6) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $(75.7) million in the three months ended March 31, 2023 was comprised of $76.9 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $140.9 million related to purchases of marketable investments, $9.9 million in capital expenditures and $1.8 million in capitalized software development costs.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $3.1 million in the three months ended March 31, 2023 was related to cash proceeds of $3.1 million from the exercise of stock options.
Net cash used in financing activities of $(30.6) million in the three months ended March 31, 2022 was related to $31.9 million of cash paid in connection with other 2023 convertible senior note settlements, partially offset by cash proceeds of $1.3 million from exercise of stock options.

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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023.
Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of March 31, 2023, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes mature on May 1, 2023 and are our senior unsecured obligations. The 2023 convertible senior notes bear interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. The total net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $250.8 million. As of March 31, 2023, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding.
For additional information regarding the convertible senior notes, see Note 6 to the consolidated financial statements included in this report.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to eight years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $59.3 million as of March 31, 2023, with $10.1 million payable in the remainder of 2023, $19.8 million payable in 2024 and 2025, $12.3 million payable in 2026 and 2027, and $17.1 million after 2027. See Note 12 to the consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of March 31, 2023, we had outstanding cloud services and software and maintenance agreement commitments totaling $46.3 million, of which $25.2 million is expected to be paid in the remainder of 2023, $17.1 million is expected to be paid in 2024, and the remaining $4.0 million is expected to be paid in 2025.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of March 31, 2023, we had outstanding co-location hosting and telecommunication obligations of $15.3 million, with $5.7 million payable in the remainder of 2023, $8.4 million payable in 2024 and 2025, $1.1 million payable in 2026 and 2027, and $0.1 million payable in 2028.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities (short and long-term) totaling $643.2 million as of March 31, 2023. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of March 31, 2023, aggregate principal amount outstanding of our 2025 convertible senior notes and 2023 convertible senior notes was $747.5 million and $0.2 million, respectively. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $1.9 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to the other information set forth in this report, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1Ø+
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2023-2025 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.
Date:	May 4, 2023	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)