Form 10-Q
period 2023-06-30
Five9, Inc.
filed 2023-08-07
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes: ☒  No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of August 1, 2023, there were 72,212,312 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

FIVE9, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of our senior management with respect to our future events, strategies and financial trends and performance. These forward-looking statements include statements with respect to our business, expenses, strategies, losses, growth plans, product and client initiatives, market growth projections, and our industry. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
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
•further development of our AI solutions may not be successful and may result in reputational harm and our future operating results could be materially harmed;
•the AI technology and features incorporated into our solution includes new and evolving technologies that may present both legal and business risks;
•the use of AI by our workforce may present risks to our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,592	$180,520
Marketable investments	464,244	433,743
Accounts receivable, net	88,461	87,494
Prepaid expenses and other current assets	38,476	29,711
Deferred contract acquisition costs, net	54,462	47,242
Total current assets	841,235	778,710
Property and equipment, net	98,879	101,221
Operating lease right-of-use assets	43,748	44,120
Finance lease right-of-use assets	2,167	—
Intangible assets, net	22,501	28,192
Goodwill	165,420	165,420
Marketable investments	85,110	885
Other assets	17,329	11,057
Deferred contract acquisition costs, net — less current portion	126,555	114,880
Total assets	$1,402,944	$1,244,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,286	$23,629
Accrued and other current liabilities	58,860	53,092
Operating lease liabilities	11,931	10,626
Finance lease liabilities	704	—
Accrued federal fees	3,384	2,471
Sales tax liabilities	2,547	2,973
Deferred revenue	57,539	57,816
Convertible senior notes	—	169
Total current liabilities	158,251	150,776
Convertible senior notes — less current portion	740,215	738,376
Sales tax liabilities — less current portion	912	899
Operating lease liabilities — less current portion	39,973	41,389
Finance lease liabilities — less current portion	1,463	—
Other long-term liabilities	3,331	3,080
Total liabilities	944,145	934,520
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	72	71
Additional paid-in capital	832,197	635,668
Accumulated other comprehensive loss	(1,397)	(2,688)
Accumulated deficit	(372,073)	(323,086)
Total stockholders’ equity	458,799	309,965
Total liabilities and stockholders’ equity	$1,402,944	$1,244,485
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$222,882	$189,382	$441,321	$372,159
Cost of revenue	104,361	88,229	209,117	177,096
Gross profit	118,521	101,153	232,204	195,063
Operating expenses:
Research and development	39,210	34,992	77,318	70,816
Sales and marketing	74,077	64,098	150,391	128,709
General and administrative	30,477	23,824	58,735	48,138
Total operating expenses	143,764	122,914	286,444	247,663
Loss from operations	(25,243)	(21,761)	(54,240)	(52,600)
Other (expense) income, net:
Interest expense	(1,866)	(1,857)	(3,711)	(3,727)
Interest income and other	6,123	280	10,244	1,125
Total other income (expense), net	4,257	(1,577)	6,533	(2,602)
Loss before income taxes	(20,986)	(23,338)	(47,707)	(55,202)
Provision for income taxes	753	332	1,280	2,588
Net loss	$(21,739)	$(23,670)	$(48,987)	$(57,790)
Net loss per share:
Basic and diluted	$(0.30)	$(0.34)	$(0.69)	$(0.83)
Shares used in computing net loss per share:
Basic and diluted	71,627	69,748	71,444	69,363
Comprehensive Loss:
Net loss	$(21,739)	$(23,670)	$(48,987)	$(57,790)
Other comprehensive (loss) income	(436)	(1,164)	1,291	(4,247)
Comprehensive loss	$(22,175)	$(24,834)	$(47,696)	$(62,037)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	69,521	$70	$480,215	$(3,370)	$(262,556)	$214,359
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	34	—	(15)	—	—	(15)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(8)	—	1	—	—	1
Issuance of common stock upon exercise of stock options	70	—	1,728	—	—	1,728
Issuance of common stock upon vesting of restricted stock units	376	—	(2)	—	—	(2)
Issuance of common stock under ESPP	97	—	8,338	—	—	8,338
Stock-based compensation	—	—	45,327	—	—	45,327
Other comprehensive loss	—	—	—	(1,164)	—	(1,164)
Net loss	—	—	—	—	(23,670)	(23,670)
Balance as of June 30, 2022	70,090	$70	$535,592	$(4,534)	$(286,226)	$244,902

Balance as of March 31, 2023	71,544	$72	$690,309	$(961)	$(350,334)	$339,086
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	240	—	3,856	—	—	3,856
Issuance of common stock upon vesting of restricted stock units	561	—	(1)	—	—	(1)
Issuance of common stock under ESPP	204	—	9,444	—	—	9,444
Stock-based compensation	—	—	54,136	—	—	54,136
Other comprehensive loss	—	—	—	(436)	—	(436)
Net loss	—	—	—	—	(21,739)	(21,739)
Balance as of June 30, 2023	72,180	$72	$832,197	$(1,397)	$(372,073)	$458,799

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	68,488	$68	$439,787	$(287)	$(228,436)	$211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	574	—	(259)	—	—	(259)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(119)	—	3	—	—	3
Issuance of common stock upon exercise of stock options	351	1	3,004	—	—	3,005
Issuance of common stock upon vesting of restricted stock units	699	1	(1)	—	—	—
Issuance of common stock under ESPP	97	—	8,338	—	—	8,338
Stock-based compensation	—	—	84,720	—	—	84,720
Other comprehensive loss	—	—	—	(4,247)	—	(4,247)
Net loss	—	—	—	—	(57,790)	(57,790)
Balance as of June 30, 2022	70,090	$70	$535,592	$(4,534)	$(286,226)	$244,902

Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	379	—	6,981	—	—	6,981
Issuance of common stock upon vesting of restricted stock units	919	1	(1)	—	—	—
Issuance of common stock under ESPP	204	—	9,444	—	—	9,444
Stock-based compensation	—	—	105,652	—	—	105,652
Other comprehensive income	—	—	—	1,291	—	1,291
Net loss	—	—	—	—	(48,987)	(48,987)
Balance as of June 30, 2023	72,180	$72	$832,197	$(1,397)	$(372,073)	$458,799

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(48,987)	$(57,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,071	22,435
Amortization of operating lease right-of-use assets	5,838	4,942
Amortization of deferred contract acquisition costs	25,710	18,653
(Accretion of discount) amortization of premium on marketable investments	(4,315)	1,114
Provision for credit losses	528	505
Stock-based compensation	104,110	84,179
Amortization of discount and issuance costs on convertible senior notes	1,839	1,852
Deferred taxes	250	2,054
Change in fair of value of contingent consideration	—	260
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(5,900)
Other	622	172
Changes in operating assets and liabilities:
Accounts receivable	(1,494)	310
Prepaid expenses and other current assets	(8,764)	(8,092)
Deferred contract acquisition costs	(44,606)	(42,854)
Other assets	(5,344)	(92)
Accounts payable	2,316	4,487
Accrued and other current liabilities	3,966	(4,107)
Accrued federal fees and sales tax liabilities	500	(2,677)
Deferred revenue	(680)	7,571
Other liabilities	704	(1,423)
Net cash provided by operating activities	55,264	25,599
Cash flows from investing activities:
Purchases of marketable investments	(337,595)	(151,712)
Proceeds from sales of marketable investments	245	600
Proceeds from maturities of marketable investments	227,836	214,585
Purchases of property and equipment	(16,642)	(34,474)
Capitalization of software development costs	(3,565)	(1,392)
Cash paid for an equity investment in a privately-held company	—	(2,000)
Net cash (used in) provided by investing activities	(129,721)	25,607
Cash flows from financing activities:
Repayment of outstanding 2023 convertible senior notes at maturity	(169)	—
Cash received from the settlement at maturity of the outstanding capped calls associated with the 2023 convertible senior notes	74,453	—
Repurchase of a portion of 2023 convertible senior notes, net of costs	—	(34,034)
Proceeds from exercise of common stock options	6,981	3,005
Proceeds from sale of common stock under ESPP	9,444	8,338
Payment of contingent consideration liability up to acquisition-date fair value	—	(18,100)
Net cash provided by (used in) financing activities	90,709	(40,791)
Net increase in cash, cash equivalents and restricted cash	16,252	10,415
Cash, cash equivalents and restricted cash:
Beginning of period	180,987	91,391
End of period	$197,239	$101,806
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,872	$1,870
Cash paid for income taxes	$812	$647
Non-cash investing and financing activities:
Equipment and software purchased and unpaid at period-end	$5,849	$16,141
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$—	$109
Stock-based compensation included in capitalized software development costs	$1,542	$541

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$180,520	$90,878
Restricted cash in other assets	467	513
Total cash, cash equivalents and restricted cash	$180,987	$91,391

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$195,592	$101,315
Restricted cash in other assets	1,647	491
Total cash, cash equivalents and restricted cash	$197,239	$101,806

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
The condensed consolidated statement of cash flows for the six months ended June 30, 2022 included in this Quarterly Report differs from the condensed consolidated statement of cash flows for the six months ended June 30, 2022 included in the Form 10-Q for the six months ended June 30, 2022 due to the changes in restricted cash, which was previously presented within operating activities and is now included within the beginning and ending cash, cash equivalents and restricted cash balances.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net	$88,461	$87,494

Deferred contract acquisition costs, net:
Current	$54,462	$47,242
Non-current	126,555	114,880
Total deferred contract acquisition costs, net	$181,017	$162,122

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$2,875	$3,401
Contract liabilities (deferred revenue)	(57,539)	(57,816)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(775)	(1,178)
Net contract liabilities	$(55,439)	$(55,593)
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
In the three and six months ended June 30, 2023, the Company recognized revenue of $10.1 million and $41.6 million, respectively, related to its contract liabilities at December 31, 2022.
Remaining Performance Obligations
As of June 30, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,042.2 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,205	$—	$(2)	$2,203
U.S. treasury securities	169,199	17	(343)	168,873
U.S. agency securities	246,153	4	(811)	245,346
Commercial paper	35,624	1	(23)	35,602
Municipal bonds	10,861	—	(29)	10,832
Corporate bonds	1,389	—	(1)	1,388
Total	$465,431	$22	$(1,209)	$464,244

	June 30, 2023
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$57,122	$—	$(836)	$56,286
U.S. agency securities	21,569	—	(179)	21,390
Corporate bonds	7,524	—	(90)	7,434
Total	$86,215	$—	$(1,105)	$85,110

	December 31, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$747	$—	$(13)	$734
U.S. treasury securities	186,776	8	(1,382)	185,402
U.S. agency and government-sponsored securities	197,597	29	(1,660)	195,966
Commercial paper	25,386	—	—	25,386
Municipal bonds	22,764	—	(145)	22,619
Corporate bonds	3,658	—	(22)	3,636
Total	$436,928	$37	$(3,222)	$433,743

	December 31, 2022
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency securities	$885	$—	$—	$885
Total	$885	$—	$—	$885

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(2)	$496	$(13)	$734
U.S. treasury securities	(1,179)	153,087	(1,382)	126,534
U.S. agency securities	(990)	255,208	(1,660)	172,458
Commercial paper	(23)	30,682	—	—
Municipal bonds	(29)	8,362	(145)	12,623
Corporate bonds	(91)	8,822	(22)	3,636
Total	$(2,314)	$456,657	$(3,222)	$315,985

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of June 30, 2023, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$90,698	$—	$—	$90,698
U.S. treasury securities	11,926	—	—	11,926
U.S. agency securities and government sponsored securities	—	14,988	—	14,988
Total cash equivalents	$102,624	$14,988	$—	$117,612

Marketable investments (short and long term)
Certificates of deposit	$—	$2,203	$—	$2,203
U.S. treasury securities	225,159	—	—	225,159
U.S. agency securities and government sponsored securities	—	266,736	—	266,736
Commercial paper	—	35,602	—	35,602
Municipal bonds	—	10,832	—	10,832
Corporate bonds	—	8,822	—	8,822
Total marketable investments	$225,159	$324,195	$—	$549,354

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$37,560	$—	$—	$37,560
U.S. treasury securities	19,700	—	—	19,700
Total cash equivalents	$57,260	$—	$—	$57,260

Marketable investments (short and long-term)
Certificates of deposit	$—	$734	$—	$734
U.S. treasury securities	185,402	—	—	185,402
U.S. agency and government-sponsored securities	—	196,851	—	196,851
Commercial paper	—	25,386	—	25,386
Municipal bonds	—	22,619	—	22,619
Corporate bonds	—	3,636	—	3,636
Total marketable investments	$185,402	$249,226	$—	$434,628

As of December 31, 2022, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $0.3 million. The 2023 convertible senior notes matured on May 1, 2023. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $723.0 million and $687.1 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that it does not have the ability to exercise significant influence over. The Company elected the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred.
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.
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
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$77,980	$123,260
Money market funds	90,698	37,560
U.S. treasury securities	11,926	19,700
U.S. agency securities	14,988	—
Total cash and cash equivalents	$195,592	$180,520
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$79,481	$77,621
Unbilled trade accounts receivable, net of advance client deposits	9,224	10,135
Allowance for credit losses	(244)	(262)
Accounts receivable, net	$88,461	$87,494
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$27,844	$17,151
Other current assets	7,757	9,159
Contract assets	2,875	3,401
Prepaid expenses and other current assets	$38,476	$29,711
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer and network equipment	$145,295	$148,789
Computer software	54,489	50,955
Internal-use software development costs	11,218	6,111
Furniture and fixtures	4,318	3,326
Leasehold improvements	6,031	6,574
Property and equipment	221,351	215,755
Accumulated depreciation and amortization	(122,472)	(114,534)
Property and equipment, net	$98,879	$101,221
Depreciation and amortization expense associated with property and equipment was $8.9 million and $17.4 million for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense associated with property and equipment was $8.7 million and $16.6 million for the three and six months ended June 30, 2022, respectively.

Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was immaterial as of June 30, 2023 and December 31, 2022.
Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Other assets	$11,531	$5,081
Equity investment in a privately-held company	2,000	2,000
Deferred tax assets	3,798	3,976
Total	$17,329	$11,057
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses	$18,853	$19,343
Accrued compensation and benefits	40,007	33,749
Accrued and other current liabilities	$58,860	$53,092
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred revenue	$775	$1,178
Deferred tax liabilities	289	157
Other long-term liabilities	2,267	1,745
Other long-term liabilities	$3,331	$3,080

5. Goodwill and Intangible Assets
Goodwill
There was no activity in the Company's goodwill balance during the three and six months ended June 30, 2023.
Intangible Assets
The following table summarizes the activity in the Company's intangible assets balance during the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning of the period	$25,346	$28,192
Amortization	(2,845)	(5,691)
End of the period	$22,501	$22,501
The components of intangible assets were as follows (in thousands):

	June 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$56,214	$(34,412)	$21,802	2.9	$56,214	$(28,881)	$27,333	3.2
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	1,600	(901)	699	2.3	1,600	(741)	859	2.7
Trademarks	500	(500)	—	0.0	500	(500)	—	0.0
Total	$58,784	$(36,283)	$22,501	2.9	$58,784	$(30,592)	$28,192	3.2

Amortization expense related to intangible assets was $2.8 million and $5.7 million for the three and six months ended June 30, 2023, respectively. Amortization expense related to intangible assets was $2.9 million and $5.9 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2023	$5,179
2024	7,527
2025	5,595
2026	4,200
2027	—
Thereafter	—
Total	$22,501

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $82.45 per share on June 30, 2023, the last trading day during the three months ended June 30, 2023, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 30, 2023, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended June 30, 2023, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending September 30, 2023.
The 2025 convertible senior notes became redeemable at the Company's option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended June 30, 2023, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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
The net carrying amount of the 2025 convertible senior notes as of June 30, 2023 and as of December 31, 2022 was as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal	$747,500	$747,500
Unamortized issuance costs	(7,285)	(9,124)
Net carrying amount	$740,215	$738,376
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contractual interest expense	$934	$934	$1,868	$1,869
Amortization of issuance costs	931	922	1,839	1,821
Total interest expense	$1,865	$1,856	$3,707	$3,690
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
The 2023 convertible senior notes matured on May 1, 2023, and were settled in a combination of cash and shares of the Company’s common stock. Prior to maturity, the 2023 convertible senior notes bore interest at a fixed rate of 0.125% per annum, payable semiannually in arrears on May 1 and November 1 of each year. There were no changes to the 2023 convertible senior notes’ initial conversion price of approximately $40.82 per share of common stock since issuance.
The net carrying amount of the 2023 convertible senior notes as of December 31, 2022 was $0.2 million. There were no 2023 convertible senior notes outstanding as of June 30, 2023. Interest expense related to the 2023 convertible senior notes was immaterial for both the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022.
In connection with the issuance of the 2023 convertible senior notes, the Company entered into privately negotiated capped call transactions (the “2023 Capped Call Transactions”) with certain financial institutions. The initial cap price of the 2023 Capped Call Transactions was $62.80 per share. The 2023 Capped Call Transactions covered approximately 6.3 million shares of the Company’s common stock. Upon maturity, the outstanding capped calls associated with the repurchase, early settlements and settlements at maturity of $194.7 million of the 2023 convertible senior notes were settled, which resulted in the Company receiving 370,877 shares of the Company’s common stock and $74.5 million.

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2023 and December 31, 2022, the Company had 72,180,262 and 71,047,179 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of June 30, 2023 were as follows (in thousands):

June 30, 2023
Stock options outstanding	1,041
RSUs (including PRSUs) outstanding	4,455
Shares available for future grant under 2014 Plan	16,188
Shares available for future issuance under ESPP	4,076
Total shares of common stock reserved	25,760

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,481	$47.75
Options granted	—	—
Options exercised	(379)	18.42
Options forfeited or expired	(61)	141.85
Outstanding as of June 30, 2023	1,041	$52.88	5.0	$43,993

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $82.45 per share as of June 30, 2023 for all in-the-money stock options outstanding.

Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of the Company’s restricted stock unit ("RSU") activity (including Performance-Based Restricted Stock Units "PRSUs") during the six months ended June 30, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	3,718	$103.55
RSUs granted(1)	1,965	71.19
RSUs vested and released	(919)	102.47
RSUs forfeited or canceled	(309)	104.08
Outstanding as of June 30, 2023	4,455	87.64

(1) Includes 35,921 PRSUs granted during the six months ended June 30, 2023.
PRSUs with Market and Service Conditions In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. During the six months ended June 30, 2023, the Company granted an additional 35,921 market-based PRSUs with a grant date fair value of $3.1 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each one-year performance period based on RTSR performance and subject to continued employment through the payment date, but the amount initially paid for the first two one-year performance periods is limited to 100% of the target amount for such years, and any market-based PRSUs resulting from above-target performance in those first two years will be paid following the end of the final one-year performance period, subject to the executive’s continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs granted to certain executives, excluding Michael Burkland, subject to the 2022-2024 performance period, and (ii) for the market-based PRSUs granted to certain executives, including Michael Burkland, subject to the 2023-2025 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
During the first quarter of 2023, the Company certified the performance results for the 2022 measurement period for the market-based PRSUs subject to the 2022-2024 performance period. Under the market-based PRSU agreements, the TSR payout percentage ranges from 0% to 200%, with a 50% payout at the 25th TSR percentile (threshold), 100% payout at the 55th TSR percentile (target), 200% payout at the 90th percentile or greater (maximum) and no payout below the threshold performance level. The Company determined that its actual total shareholder return was -52.64% for 2022, and that its relative total shareholder return ranking was in the 30.2 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 58.7% of target.
PRSUs with Revenue and Service Conditions In 2022, the Company granted 66,167 PRSUs subject to revenue-based performance and service conditions (“revenue-based PRSUs”) with a grant date fair value of $6.6 million. The amount of revenue-based PRSUs that may be earned will be determined based on achievement of two quarterly revenue goals. One third of the revenue-based PRSUs may be earned based on achievement of the first revenue target and, if achieved, will vest in four quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. Two thirds of the revenue-based PRSUs may be earned based on achievement of the second revenue target and, if achieved, will vest in eight quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. The revenue-based PRSUs are otherwise on the Company's standard award terms for its market-based PRSUs. The Company concluded that the first revenue target was probable of achievement at June 30, 2023, and thus recognized the related stock-based compensation expense through this period. The Company, however, concluded that, as of June 30, 2023, the second revenue target was not probable of achievement, and thus did not recognize related stock-based compensation expense through this period. The Company will reassess the probability of the achievement of the performance conditions at each reporting period and a cumulative catch-up adjustment will be recorded to stock-based compensation cost for any change in the probability assessment.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of revenue	$9,888	$8,538	$19,221	$16,330
Research and development	13,013	11,818	25,395	21,963
Sales and marketing	17,391	14,963	34,436	28,387
General and administrative	13,075	9,467	25,058	17,499
Total stock-based compensation expense	$53,367	$44,786	104,110	84,179

As of June 30, 2023, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$7,082	$335,735	$19,362	$1,671
Weighted-average amortization period	1.8 years	2.7 years	2.1 years	0.4 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expected term (years)	—	6.0	—	6.0
Volatility	—	47.0%	—	46.0%
Risk-free interest rate	—	3.0%	—	1.8%
Dividend yield (1)	—	—	—	—
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Closing price of common stock as of grant date	—	—	$68.15	$110.00
Expected term (years)	—	—	2.84	2.84
Volatility	—	—	51.1%	48.8%
Risk-free interest rate	—	—	4.5%	1.6%
Dividend yield (1)	—	—	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and six months ended June 30, 2023 and 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(21,739)	$(23,670)	$(48,987)	$(57,790)
Weighted-average shares used in computing basic and diluted net loss per share	71,627	69,748	71,444	69,363
Basic and diluted net loss per share	$(0.30)	$(0.34)	$(0.69)	$(0.83)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options	1,041	1,698	1,041	1,698
RSUs (includes PRSUs)	4,455	3,111	4,455	3,111
Convertible senior notes	5,566	5,571	5,567	5,804
Total	11,062	10,380	11,063	10,613
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended June 30, 2023 and 2022. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2023 was approximately $0.8 million and $1.3 million, respectively. The provision for income taxes for the three and six months ended June 30, 2022 was approximately $0.3 million and $2.6 million, respectively.
The provision for income taxes for the three and six months ended June 30, 2023 consisted primarily of federal, state and foreign current income tax expense. The provision for income taxes for the three and six months ended June 30, 2022 consisted primarily of foreign deferred income tax expense from the intercompany sale of the Company's Australian intellectual property to the United States and foreign current income tax expense.
For the three and six months ended June 30, 2023, the provision for income taxes differed from the statutory amount primarily due to domestic state income taxes, foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2022, the provision for income taxes differed from the statutory amount primarily due to foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2023 and December 31, 2022. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2023, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2022 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and material updates to these commitments during the six months ended June 30, 2023 are disclosed herein, including in this Note 10 and in Note 12.
As of June 30, 2023, the Company’s commitments under various co-location hosting and telecommunications agreements totaled $16.3 million for terms ranging up to 57 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of June 30, 2023, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $78.2 million, of which $18.9 million is expected to be paid in the remainder of 2023, $45.9 million is expected to be paid in 2024, and the remaining $13.4 million is expected to be paid in 2025.
As of June 30, 2023, $747.5 million of aggregate principal of the 2025 convertible senior notes was outstanding and is due on June 1, 2025. As of June 30, 2023, no 2023 convertible senior notes were outstanding. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
United States	$198,217	$170,984	$393,580	$338,231
International	24,665	18,398	47,741	33,928
Total revenue	$222,882	$189,382	$441,321	$372,159

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2023	December 31, 2022
United States	$91,538	$92,659
International	7,341	8,562
Property and equipment, net	$98,879	$101,221

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$3,370	$2,869	$6,752	$5,769
Finance lease cost:
Amortization of right-of-use assets	$16	$135	$79	$468
Total finance lease cost	$16	$135	$79	$468

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(2,825)	$(2,829)	$(5,318)	$(5,538)
Right of use assets obtained in exchange for lease obligations:
Operating leases	1,313	264	5,454	584
Finance leases	2,167	—	2,167	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$43,748	$44,120

Operating lease liabilities	$11,931	$10,626
Operating lease liabilities — less current portion	39,973	41,389
Total operating lease liabilities	$51,904	$52,015
Finance leases
Finance lease right-of-use assets	$2,167	$—

Property and equipment, gross	$29,974	$36,282
Less: accumulated depreciation and amortization	(29,974)	(36,203)
Property and equipment, net	$—	$79

Finance lease liabilities	$704	$—
Finance lease liabilities — less current portion	1,463	—
Total finance lease liabilities	$2,167	$—
Weighted average remaining terms were as follows (in years):

	June 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	5.9	6.4
Finance leases	3.0	0.0
Weighted average discount rates were as follows:

	June 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	3.7%	3.4%
Finance leases	5.6%	—%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2023	$7,162	$412
2024	11,817	782
2025	8,893	782
2026	6,734	368
2027	5,728	—
Thereafter	17,080	—
Total future minimum lease payments	57,414	2,344
Less: imputed interest	(5,510)	(177)
Total	$51,904	$2,167

13. Subsequent Event
On August 3, 2023, the Company entered into a definitive agreement to acquire all issued and outstanding shares of capital stock of Aceyus, Inc. (“Aceyus”) for approximately $82 million at closing, on a cash free, debt free basis, which amount is to be adjusted for certain customary purchase price adjustments. The Company expects this transaction will close by the end of the third quarter of 2023, subject to the satisfaction of certain closing conditions. The Company believes the acquisition of Aceyus uniquely accelerates its ability to capitalize on two large opportunities, namely facilitating the migration of large enterprise customers from on-prem to cloud and leveraging contextual data to deliver personalized experiences throughout the customer journey, including using this contextual data in its AI & Automation solutions.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and six months ended June 30, 2023, subscription and related usage fees accounted for 91% and 92% of our revenue, respectively.
For each the three and six months ended June 30, 2022, subscription and related usage fees accounted for 91% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions, including macroeconomic deterioration and the Russia-Ukraine conflict.
Macroeconomic factors include the global economic slowdown, increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, since the third quarter of 2022, our installed base business, which typically contributes approximately half of our annual revenue growth, has been experiencing macroeconomic headwinds within a number of verticals. In the second quarter of 2023, our third largest installed base vertical, consumer, experienced the largest macroeconomic headwind.
In March 2022 we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the three and six months ended June 30, 2023, we incurred approximately $1.1 million and $1.8 million in costs related to the closure and relocation of our Russian operations, of which $0.1 million and $0.1 million was recorded in cost of revenue, $0.5 million and $1.0 million was recorded in research and development expense, $0.2 million and $0.3 million was recorded in general and administrative expense, and $0.3 million and $0.4 million was recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, we incurred approximately $1.1 million and $3.9 million in costs related to the closure and relocation of our Russian operations, of which $3.0 thousand and $0.4 million was recorded in cost of revenue, $0.1 million and $2.7 million was recorded in research and development expense, $0.8 million and $1.1 million was recorded in general and administrative expense, and $0.2 million and $(0.3) million was recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
The COVID-19 pandemic had a moderately positive impact on our financial results due to the shift from brick-and-mortar to virtual. The continuing impact of the COVID-19 pandemic on the U.S. and global economy remains uncertain, but we believe that most of this benefit has now dissipated.
Key GAAP Operating Results
Our revenue increased to $222.9 million and $441.3 million for the three and six months ended June 30, 2023 from $189.4 million and $372.2 million for the three and six months ended June 30, 2022. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and six months ended June 30, 2023 and 2022, no single client accounted for more than 10% of our total revenue. As of June 30, 2023, we had over 2,500 clients across multiple industries with a wide range of seat sizes. We had a net loss of $21.7 million and $49.0 million in the three and six months ended June 30, 2023, compared to a net loss of $23.7 million and $57.8 million in the three and six months ended June 30, 2022.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of macroeconomic deterioration and the Russia-Ukraine conflict, in order to successfully grow our business and improve our operating results.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	June 30, 2023	June 30, 2022
Annual Dollar-Based Retention Rate	112%	118%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to the macroeconomic headwinds we started experiencing in 2022 and continued to experience in the second quarter of 2023.
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

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(21,739)	$(23,670)	$(48,987)	$(57,790)
Non-GAAP adjustments:
Depreciation and amortization (1)	11,724	11,640	23,071	22,435
Stock-based compensation (2)	53,367	44,786	104,110	84,179
Interest expense	1,866	1,857	3,711	3,727
Interest (income) and other	(6,123)	(280)	(10,244)	(1,125)
Exit costs related to closure and relocation of Russian operations (3)	815	214	1,411	3,441
Acquisition-related transaction and one-time integration costs	877	1,714	2,332	3,352
Contingent consideration expense	—	—	—	260
Refund for prior year overpayment of USF fees	—	(3,511)	—	(3,511)
Provision for income taxes	753	332	1,280	2,588
Adjusted EBITDA	$41,540	$33,082	$76,684	$57,556
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of revenue	$9,269	$8,747	$18,176	$17,247
Research and development	868	804	1,740	1,629
Sales and marketing	1	1	2	2
General and administrative	1,586	2,088	3,153	3,557
Total depreciation and amortization	$11,724	$11,640	$23,071	$22,435
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations were $1.1 million and $1.8 million during the three and six months ended June 30, 2023. The $0.8 million and $1.4 million adjustments presented above were net of $0.3 million and $0.4 million included in “Interest (income) and other.” Exit costs related to the closure and relocation of our Russian operations were $1.1 million and $3.9 million during the three and six months ended June 30, 2022. The $0.2 million and $3.4 million adjustments presented above were net of $0.7 million and $0.8 million included in “Depreciation and amortization” and $0.2 million and $(0.3) million included in “Interest (income) and other.”
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
Fixed subscription fees, including plans with bundled usage, are generally billed monthly in advance, while variable usage fees are billed in arrears. Fixed subscription fees are recognized on a straight-line basis over the applicable term, which is predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Variable subscription related usage fees for non-bundled plans are billed in arrears based on client-

specific per minute rate plans and are recognized as actual usage occurs. We generally require advance deposits from clients based on estimated usage. All fees, except usage deposits, are non-refundable.
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
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, since the third quarter of 2022, our installed base business, which typically contributes approximately half of our annual revenue growth, has been experiencing macroeconomic headwinds within a number of verticals. In the second quarter of 2023, our third largest installed base vertical, consumer, experienced the largest macroeconomic headwind.
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
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	100%	100%	100%	100%
Cost of revenue	47%	47%	47%	48%
Gross profit	53%	53%	53%	52%
Operating expenses:
Research and development	18%	18%	18%	19%
Sales and marketing	33%	34%	34%	34%
General and administrative	13%	12%	13%	13%
Total operating expenses	64%	64%	65%	66%
Loss from operations	(11)%	(11)%	(12)%	(14)%
Other (expense) income, net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other	3%	—%	2%	—%
Total other income (expense), net	2%	(1)%	1%	(1)%
Loss before income taxes	(9)%	(12)%	(11)%	(15)%
Provision for income taxes	1%	—%	—%	1%
Net loss	(10)%	(12)%	(11)%	(16)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Revenue	$222,882	$189,382	$33,500	18%	$441,321	$372,159	$69,162	19%
The increase in revenue for the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$104,361	$88,229	$16,132	18%	$209,117	$177,096	$32,021	18%
% of Revenue	47%	47%			47%	48%
The increase in cost of revenue for the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily due to a $4.8 million and $7.0 million increase in USF contributions and other federal telecommunication service fees due to increased client usage and a change in methodology in the prior year, which resulted in a $3.5 million refund for 2020 that was received in the three months ended June 30, 2022, a $4.0 million and $10.2 million increase in third-party hosted software costs driven by increased client activities, a $4.0 million and $7.9 million increase in personnel costs driven mainly by increased headcount, higher salaries and increased stock-based compensation costs, a $3.6 million and $8.8 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, and a $0.2 million and $0.4 million increase in consulting costs for global expansion, offset in part by a $0.6 million and $1.1 million decrease in staff augmentation costs related to implementation of our solutions and a $0.2 million and $1.5 million decrease in usage and carrier costs due to a rate reduction, partially offset by increased volume.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$118,521	$101,153	$17,368	17%	$232,204	$195,063	$37,141	19%
% of Revenue	53%	53%			53%	52%
The increase in gross profit for the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily due to increases in subscription and related revenues. The increase in gross margin for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to our revenue growing at a higher rate than our increase in cost of revenue as described above. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Research and development	$39,210	$34,992	$4,218	12%	$77,318	$70,816	$6,502	9%
% of Revenue	18%	18%			18%	19%
The increase in research and development expenses for the three months ended June 30, 2023 compared to the same period of 2022 was primarily due to a $5.6 million increase in personnel-related costs driven mainly by an increase in stock-based compensation costs, increased headcount and higher salaries, offset in part primarily by a $1.2 million increase in research and development costs that qualified for capitalization, which will be amortized in cost of revenue over the estimated useful life of the software after it is ready for its intended use. The increase in research and development expenses for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to a $8.6 million increase in personnel-related costs driven mainly by an increase in stock-based compensation costs, increased headcount and higher salaries, a $0.4 million increase in staff augmentation costs, and a $0.3 million increase in office, facilities and related costs, offset in part by a $3.2 million increase in research and development costs that qualified for capitalization.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$74,077	$64,098	$9,979	16%	$150,391	$128,709	$21,682	17%
% of Revenue	33%	34%			34%	34%
The increase in sales and marketing expenses for the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily due to a $4.5 million and $10.1 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, a $3.4 million and $7.1 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, and a $0.6 million and $0.9 million increase in travel costs as a result of an increase in business travel. The remaining net increase in sales and marketing expenses was primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$30,477	$23,824	$6,653	28%	$58,735	$48,138	$10,597	22%
% of Revenue	13%	12%			13%	13%
The increase in general and administrative expenses for the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily due to a $5.2 million and $10.4 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, and a $1.4 million and $0.2 million increase in legal and other professional service costs.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,866)	$(1,857)	$(9)	—%	$(3,711)	$(3,727)	$16	—%
Interest income and other	6,123	280	5,843	2,087%	10,244	1,125	9,119	811%
Total other income (expense), net	$4,257	$(1,577)	$5,834	(370)%	$6,533	$(2,602)	$9,135	(351)%
% of Revenue	2%	(1)%			1%	(1)%
Interest expense remained consistent for the three and six months ended June 30, 2023 compared to the same periods of 2022 since it primarily related to our 2025 convertible senior notes for which the aggregate outstanding principal amount remained the same during these periods. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily due to higher interest income on our marketable investments, offset in part by an increase in foreign currency transaction losses.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of June 30, 2023, we had $683.0 million in working capital, which included $195.6 million in cash and cash equivalents and $464.2 million in short-term marketable investments, and excluded long-term marketable investments of $85.1 million. The 2023 convertible senior notes matured on May 1, 2023 and were settled in a combination of cash and shares of our common stock. Upon maturity, the outstanding capped calls associated with the repurchase and early settlements of $194.7 million 2023 convertible senior notes were settled, which resulted in us receiving 370,877 shares and $74.5 million. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, growth within our installed base, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and expanding our new office in Portugal and any operational disruptions due to this transition, and the effect of the length and severity of the current economic downturn, and the Russia-Ukraine conflict on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$55,264	$25,599
Net cash (used in) provided by investing activities	(129,721)	25,607
Net cash provided by (used in) financing activities	90,709	(40,791)
Net increase in cash, cash equivalents and restricted cash	$16,252	$10,415

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
Net cash provided by operating activities was $55.3 million during the six months ended June 30, 2023. Net cash provided by operating activities resulted from our net loss of $49.0 million, adjustments to reconcile net loss to net cash provided by operating activities of $157.7 million, primarily consisting of $104.1 million of stock-based compensation, $25.7 million of amortization of commission costs, $23.1 million of depreciation and amortization, $5.8 million of amortization of operating lease right-of-use assets and $1.8 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(53.4) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $(129.7) million in the six months ended June 30, 2023 was comprised of $337.6 million related to purchases of marketable investments, $16.6 million in capital expenditures and $3.6 million in capitalized software development costs, offset in part by $228.1 million related to cash proceeds from sales and maturities of marketable investments.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $90.7 million in the six months ended June 30, 2023 was related to $74.5 million of cash received from the settlement at maturity of the outstanding capped calls associated with the repurchase and early settlements of the 2023 convertible senior notes, $9.4 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $7.0 million from the exercise of stock options, offset in part by $0.2 million of cash paid in connection with 2023 convertible senior note settlements.
Net cash used in financing activities of $(40.8) million in the six months ended June 30, 2022 related to $34.0 million of cash paid in connection with 2023 convertible senior note settlements and $24.0 million of cash paid in connection with the contingent consideration payment related to the Inference acquisition, of which $18.1 million represented the acquisition-date fair value and was disclosed as a financing activity and $5.9 million represented the amount of payment in excess of the acquisition-date fair value and was disclosed as an adjustment to operating activity, partially offset by $8.3 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $3.0 million from exercise of stock options.
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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of June 30, 2023, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. As of March 31, 2023, after giving effect to the 2023 Note Repurchase Transactions and other settlements upon conversion requests, approximately $0.2 million aggregate principal amount of 2023 convertible senior notes remained outstanding. The 2023 convertible senior notes matured on May 1, 2023 and the remaining principle amounts were settled in a combination of cash and shares of our common stock.

For additional information regarding the convertible senior notes, see Note 6 to the consolidated financial statements included in this report.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to eight years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $57.4 million as of June 30, 2023, with $7.1 million payable in the remainder of 2023, $20.7 million payable in 2024 and 2025, $12.5 million payable in 2026 and 2027, and $17.1 million after 2027. We also had outstanding finance lease obligations of $2.3 million as of June 30, 2023, with $0.4 million payable in the remainder of 2023, $1.5 million payable in 2024 and 2025, and $0.4 million payable in 2026. See Note 12 to the consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of June 30, 2023, we had outstanding cloud services and software and maintenance agreement commitments totaling $78.2 million, of which $18.9 million is expected to be paid in the remainder of 2023, $45.9 million is expected to be paid in 2024, and the remaining $13.4 million is expected to be paid in 2025.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of June 30, 2023, we had outstanding co-location hosting and telecommunication obligations of $16.3 million, with $3.9 million payable in the remainder of 2023, $9.9 million payable in 2024 and 2025, $2.3 million payable in 2026 and 2027, and $0.2 million payable in 2028.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities (short and long-term) totaling $744.9 million as of June 30, 2023. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2023, aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our convertible senior notes bear fixed interest rates and, therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2020 related to the issuance of our 2025 convertible senior notes.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $3.9 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
Except for the below risk factors, which updates those previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 24, 2023, there have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to the other information set forth in this report, including the below update to Risk Factors, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
Further development of our AI solutions may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to continue to further develop and enhance our AI-powered features. While we aim for our AI-powered features to make agents more efficient and improve customer experience, our AI features may not achieve sufficient levels of accuracy or may not otherwise meet the needs of our clients. In addition, we may not be able to incorporate sufficient customer training data and such data may contain biased or otherwise inaccurate information. Furthermore, our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered features and result in lost business. Should any of these items or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
The AI technology and features incorporated into our solution include new and evolving technologies that may present both legal and business risks.
We have incorporated a number of AI-powered features into our solution, and are making investments in expanding our AI capabilities. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The incorporation of AI-powered features into our solution may subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. It is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment, development of new approaches and processes, which will be costly and increase our expenses. Large language models, or LLMs, can generate written content which contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we seek to use LLMs in a way that minimize this from happening, there is still risks of such events occurring. These risks could harm our business, reputation, financial condition and results of operations. In addition, the use of AI involves significant technical complexity and requires specialized expertise, and competition for specialized personnel in the AI industry is intense. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operations.

The use of AI by our workforce may present risks to our business.
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines specifically directed at the use of AI tools in the workplace, including our code of conduct, confidentiality obligations, IT internal use policies and other corporate policies. Nevertheless, our workforce may use these authorized or unauthorized tools, which poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology by our workforce even when used consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.
Adoption of Amended and Restated Bylaws
On August 2, 2023, the Company’s board of directors adopted amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), effective immediately. The Amended and Restated Bylaws, among other things:
•Address matters relating to Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Universal Proxy Rules”), including:
◦Requiring that a stockholder using the Universal Proxy Rules provide evidence that it has solicited the Company’s stockholders in compliance with the Universal Proxy Rules requirements;
◦Requiring that a stockholder providing notice pursuant to the advance notice bylaws to inform the Company if such stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rules;
◦Permitting the Company to disregard, and requiring a stockholder using the Universal Proxy Rules to agree that the Company may disregard, proxies or votes if the stockholder notifies the Company that such stockholder is no longer soliciting pursuant to the Universal Proxy Rules or fails to comply with the applicable rules; and
◦Requiring that a stockholder intending to use the Universal Proxy Rules provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rules at least five business days before the meeting;

•Enhance the informational and procedural requirements in connection with stockholder proposals and stockholder director nominations, including:
◦Requiring the proposing or nominating stockholder to disclose certain additional or expanded information, including (i) such stockholder’s interests in competitors; (ii) such stockholder’s reasons for believing that the business to be brought before the annual meeting is in the best interest of the Company and its stockholders; and (iii) information regarding related parties of such stockholder; and
◦Requiring a nominating stockholder to disclose additional information with respect to each nominee, including: (i) information regarding such stockholder’s relationship with and compensation paid to such nominee and his or her affiliates, associates or others acting in concert therewith; and (ii) the same or similar information as is required to be disclosed by such stockholder proponent regarding itself pursuant to the advance notice provisions in the Amended and Restated Bylaws;
•Clarify that updated information will not cure advance notice deficiencies, extend deadlines or allow new proposals or nominees;
•Expressly reserve the white proxy card for use by the Company’s board of directors;
•Modify the provisions relating to adjournment procedures and availability of lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect recent amendments to the Delaware General Corporation Law; and
•Make other updates, including ministerial, clarifying and conforming changes.

The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.1 and are incorporated herein by reference.

ITEM 6. Exhibits

Exhibit Number	Description

3.1.	Amended and Restated Bylaws of Five9, Inc.
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	August 7, 2023	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)