Form 10-Q
period 2023-09-30
Five9, Inc.
filed 2023-11-02
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of October 27, 2023, there were 72,695,935 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
•adverse economic conditions, including the impact of macroeconomic deterioration, including continuing inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in Israel, and other factors, that may continue to harm our business;
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
•the AI technology and features incorporated into our solution include new and evolving technologies that may present both legal and business risks;
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
•security breaches and improper access to or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation, our business or financial results;
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
•our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,828	$180,520
Marketable investments	572,462	433,743
Accounts receivable, net	94,436	87,494
Prepaid expenses and other current assets	37,627	29,711
Deferred contract acquisition costs, net	58,320	47,242
Total current assets	890,673	778,710
Property and equipment, net	102,029	101,221
Operating lease right-of-use assets	41,522	44,120
Finance lease right-of-use assets	4,612	—
Intangible assets, net	41,469	28,192
Goodwill	227,412	165,420
Marketable investments	—	885
Other assets	16,603	11,057
Deferred contract acquisition costs, net — less current portion	132,124	114,880
Total assets	$1,456,444	$1,244,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,528	$23,629
Accrued and other current liabilities	59,511	53,092
Operating lease liabilities	11,454	10,626
Finance lease liabilities	1,617	—
Accrued federal fees	3,336	2,471
Sales tax liabilities	2,965	2,973
Deferred revenue	64,565	57,816
Convertible senior notes	—	169
Total current liabilities	171,976	150,776
Convertible senior notes — less current portion	741,169	738,376
Sales tax liabilities — less current portion	919	899
Operating lease liabilities — less current portion	38,336	41,389
Finance lease liabilities — less current portion	3,048	—
Other long-term liabilities	7,126	3,080
Total liabilities	962,574	934,520
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	73	71
Additional paid-in capital	887,087	635,668
Accumulated other comprehensive loss	(798)	(2,688)
Accumulated deficit	(392,492)	(323,086)
Total stockholders’ equity	493,870	309,965
Total liabilities and stockholders’ equity	$1,456,444	$1,244,485
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$230,105	$198,342	$671,426	$570,501
Cost of revenue	111,080	94,111	320,197	271,207
Gross profit	119,025	104,231	351,229	299,294
Operating expenses:
Research and development	40,391	34,113	117,709	104,929
Sales and marketing	73,366	67,353	223,757	196,062
General and administrative	31,006	24,496	89,741	72,634
Total operating expenses	144,763	125,962	431,207	373,625
Loss from operations	(25,738)	(21,731)	(79,978)	(74,331)
Other income (expense), net:
Interest expense	(1,972)	(1,879)	(5,683)	(5,606)
Interest income and other	8,233	982	18,477	2,107
Total other income (expense), net	6,261	(897)	12,794	(3,499)
Loss before income taxes	(19,477)	(22,628)	(67,184)	(77,830)
Provision for income taxes	942	579	2,222	3,167
Net loss	$(20,419)	$(23,207)	$(69,406)	$(80,997)
Net loss per share:
Basic and diluted	$(0.28)	$(0.33)	$(0.97)	$(1.16)
Shares used in computing net loss per share:
Basic and diluted	72,356	70,232	71,751	69,656
Comprehensive Loss:
Net loss	$(20,419)	$(23,207)	$(69,406)	$(80,997)
Other comprehensive income (loss)	599	433	1,890	(3,814)
Comprehensive loss	$(19,820)	$(22,774)	$(67,516)	$(84,811)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	70,090	$70	$535,592	$(4,534)	$(286,226)	$244,902
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	—	—	(16)	—	—	(16)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	—	—	5	—	—	5
Issuance of common stock upon exercise of stock options	68	—	2,353	—	—	2,353
Issuance of common stock upon vesting of restricted stock units	345	1	—	—	—	1
Stock-based compensation	—	—	44,974	—	—	44,974
Other comprehensive income	—	—	—	433	—	433
Net loss	—	—	—	—	(23,207)	(23,207)
Balance as of September 30, 2022	70,503	$71	$582,908	$(4,101)	$(309,433)	$269,445

Balance as of June 30, 2023	72,180	$72	$832,197	$(1,397)	$(372,073)	$458,799
Issuance of common stock upon exercise of stock options	57	—	1,334	—	—	1,334
Issuance of common stock upon vesting of restricted stock units	459	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	—	—	—	—
Stock-based compensation	—	—	53,557	—	—	53,557
Other comprehensive income	—	—	—	599	—	599
Net loss	—	—	—	—	(20,419)	(20,419)
Balance as of September 30, 2023	72,696	$73	$887,087	$(798)	$(392,492)	$493,870

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	68,488	$68	$439,787	$(287)	$(228,436)	$211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	574	—	(275)	—	—	(275)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(119)	—	8	—	—	8
Issuance of common stock upon exercise of stock options	419	1	5,357	—	—	5,358
Issuance of common stock upon vesting of restricted stock units	1,044	2	—	—	—	2
Issuance of common stock under ESPP	97	—	8,338	—	—	8,338
Stock-based compensation	—	—	129,693	—	—	129,693
Other comprehensive loss	—	—	—	(3,814)	—	(3,814)
Net loss	—	—	—	—	(80,997)	(80,997)
Balance as of September 30, 2022	70,503	$71	$582,908	$(4,101)	$(309,433)	$269,445

Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	436	—	8,315	—	—	8,315
Issuance of common stock upon vesting of restricted stock units	1,378	2	(1)	—	—	1
Issuance of common stock under ESPP	204	—	9,444	—	—	9,444
Stock-based compensation	—	—	159,208	—	—	159,208
Other comprehensive income	—	—	—	1,890	—	1,890
Net loss	—	—	—	—	(69,406)	(69,406)
Balance as of September 30, 2023	72,696	$73	$887,087	$(798)	$(392,492)	$493,870

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(69,406)	$(80,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,553	33,650
Amortization of operating lease right-of-use assets	9,234	7,491
Amortization of deferred contract acquisition costs	40,088	29,245
(Accretion of discount) amortization of premium on marketable investments	(7,684)	1,006
Provision for credit losses	795	812
Stock-based compensation	156,721	128,682
Amortization of discount and issuance costs on convertible senior notes	2,793	2,796
Deferred taxes	438	2,076
Change in fair of value of contingent consideration	—	260
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(5,900)
Other	669	503
Changes in operating assets and liabilities:
Accounts receivable	(6,661)	(5,337)
Prepaid expenses and other current assets	(6,537)	(2,228)
Deferred contract acquisition costs	(68,410)	(62,835)
Other assets	(4,892)	(213)
Accounts payable	5,562	1,008
Accrued and other current liabilities	(2,006)	796
Accrued federal fees and sales tax liabilities	877	(2,001)
Deferred revenue	1,544	9,519
Other liabilities	3,616	(2,208)
Net cash provided by operating activities	92,294	56,125
Cash flows from investing activities:
Purchases of marketable investments	(544,713)	(250,278)
Proceeds from sales of marketable investments	971	600
Proceeds from maturities of marketable investments	415,117	321,311
Purchases of property and equipment	(19,941)	(46,028)
Capitalization of software development costs	(5,820)	(2,420)
Cash paid to acquire Aceyus	(80,588)	—
Payments of initial direct costs	—	(282)
Cash paid for an equity investment in a privately-held company	—	(2,000)
Net cash (used in) provided by investing activities	(234,974)	20,903
Cash flows from financing activities:
Repayment of outstanding 2023 convertible senior notes at maturity	(169)	—
Cash received from the settlement at maturity of the outstanding capped calls associated with the 2023 convertible senior notes	74,453	—
Repurchase of a portion of 2023 convertible senior notes, net of costs	—	(34,057)
Proceeds from exercise of common stock options	8,315	5,358
Proceeds from sale of common stock under ESPP	9,444	8,338
Payment of contingent consideration liability up to acquisition-date fair value	—	(18,100)
Payment of holdback related to an acquisition	(500)	—
Payments of finance leases	(496)	—
Net cash provided by (used in) financing activities	91,047	(38,461)
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,633)	38,567
Cash, cash equivalents and restricted cash:
Beginning of period	180,987	91,391
End of period	$129,354	$129,958
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,956	$1,870
Cash paid for income taxes	$1,124	$932
Non-cash investing and financing activities:
Equipment and software purchased and unpaid at period-end	$11,419	$13,372
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$—	$109
Acquisition and related transaction costs accrued at period-end	$330	$—
Stock-based compensation included in capitalized software development costs	$2,487	$1,011

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$180,520	$90,878
Restricted cash in other assets	467	513
Total cash, cash equivalents and restricted cash	$180,987	$91,391

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$127,828	$129,492
Restricted cash in other assets	1,526	466
Total cash, cash equivalents and restricted cash	$129,354	$129,958

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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$94,436	$87,494

Deferred contract acquisition costs, net:
Current	$58,320	$47,242
Non-current	132,124	114,880
Total deferred contract acquisition costs, net	$190,444	$162,122

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$2,878	$3,401
Contract liabilities (deferred revenue)	(64,565)	(57,816)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(1,558)	(1,178)
Net contract liabilities	$(63,245)	$(55,593)
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
In the three and nine months ended September 30, 2023, the Company recognized revenue of $4.3 million and $45.8 million, respectively, related to its contract liabilities at December 31, 2022.
Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,046.3 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from September 30, 2023. The Company’s marketable investments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,206	$—	$—	$1,206
U.S. treasury securities	263,979	10	(903)	263,086
U.S. agency securities	267,458	—	(659)	266,799
Commercial paper	31,412	1	(10)	31,403
Corporate bonds	10,056	—	(88)	9,968
Total	$574,111	$11	$(1,660)	$572,462

	December 31, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$747	$—	$(13)	$734
U.S. treasury securities	186,776	8	(1,382)	185,402
U.S. agency and government-sponsored securities	197,597	29	(1,660)	195,966
Commercial paper	25,386	—	—	25,386
Municipal bonds	22,764	—	(145)	22,619
Corporate bonds	3,658	—	(22)	3,636
Total	$436,928	$37	$(3,222)	$433,743

	December 31, 2022
Long-term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency securities	$885	$—	$—	$885
Total	$885	$—	$—	$885
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$—	$—	$(13)	$734
U.S. treasury securities	(903)	123,889	(1,382)	126,534
U.S. agency securities	(659)	266,183	(1,660)	172,458
Commercial paper	(10)	28,284	—	—
Municipal bonds	—	—	(145)	12,623
Corporate bonds	(88)	9,969	(22)	3,636
Total	$(1,660)	$428,325	$(3,222)	$315,985

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of September 30, 2023, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.

The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of September 30, 2023 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$456,826	$456,282
Due after one year through two years	117,285	116,180
Total	$574,111	$572,462

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$34,026	$—	$—	$34,026
Certificates of deposit	—	249	—	249
U.S. treasury securities	11,970	—	—	11,970
Total cash equivalents	$45,996	$249	$—	$46,245

Marketable investments
Certificates of deposit	$—	$1,206	$—	$1,206
U.S. treasury securities	263,086	—	—	263,086
U.S. agency securities and government sponsored securities	—	266,799	—	266,799
Commercial paper	—	31,403	—	31,403
Corporate bonds	—	9,968	—	9,968
Total marketable investments	$263,086	$309,376	$—	$572,462

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$37,560	$—	$—	$37,560
U.S. treasury securities	19,700	—	—	19,700
Total cash equivalents	$57,260	$—	$—	$57,260

Marketable investments (short and long-term)
Certificates of deposit	$—	$734	$—	$734
U.S. treasury securities	185,402	—	—	185,402
U.S. agency and government-sponsored securities	—	196,851	—	196,851
Commercial paper	—	25,386	—	25,386
Municipal bonds	—	22,619	—	22,619
Corporate bonds	—	3,636	—	3,636
Total marketable investments	$185,402	$249,226	$—	$434,628

As of December 31, 2022, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $0.3 million. The 2023 convertible senior notes matured on May 1, 2023. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $698.5 million and $687.1 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

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
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.
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
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$81,583	$123,260
Certificates of deposit	249	—
Money market funds	34,026	37,560
U.S. treasury securities	11,970	19,700
Total cash and cash equivalents	$127,828	$180,520
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$83,122	$77,621
Unbilled trade accounts receivable, net of advance client deposits	11,567	10,135
Allowance for credit losses	(253)	(262)
Accounts receivable, net	$94,436	$87,494
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$26,325	$17,151
Other current assets	8,424	9,159
Contract assets	2,878	3,401
Prepaid expenses and other current assets	$37,627	$29,711

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer and network equipment	$149,051	$148,789
Computer software	56,498	50,955
Internal-use software development costs	14,419	6,111
Furniture and fixtures	4,690	3,326
Leasehold improvements	6,042	6,574
Property and equipment	230,700	215,755
Accumulated depreciation and amortization	(128,671)	(114,534)
Property and equipment, net	$102,029	$101,221
Depreciation and amortization expense associated with property and equipment was $9.3 million and $26.7 million for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense associated with property and equipment was $8.3 million and $24.8 million for the three and nine months ended September 30, 2022, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was immaterial as of September 30, 2023 and December 31, 2022.
Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Other assets	$11,069	$5,081
Equity investment in a privately-held company	2,000	2,000
Deferred tax assets	3,534	3,976
Total	$16,603	$11,057
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses	$20,051	$19,343
Accrued compensation and benefits	39,460	33,749
Accrued and other current liabilities	$59,511	$53,092
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred revenue	$1,558	$1,178
Deferred tax liabilities	463	157
Other long-term liabilities	5,105	1,745
Other long-term liabilities	$7,126	$3,080

5. Goodwill and Intangible Assets
Goodwill of $62.6 million and intangible assets of $22.0 million were recorded as a result of the Company's acquisition of Aceyus, Inc. ("Aceyus") in August 2023. See Note 13 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the nine months ended September 30, 2023 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2022	$165,420	$28,192
Addition (Aceyus)	61,992	22,150
Amortization	—	(8,873)
End of the period, September 30, 2023	$227,412	$41,469
The components of intangible assets were as follows (in thousands):

	September 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$75,314	$(37,472)	$37,842	5.3	$56,214	$(28,881)	$27,333	3.2
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	4,150	(1,002)	3,148	4.3	1,600	(741)	859	2.7
Trademarks	1,000	(521)	479	2.9	500	(500)	—	0.0
Total	$80,934	$(39,465)	$41,469	5.2	$58,784	$(30,592)	$28,192	3.2

Amortization expense related to intangible assets was $3.2 million and $8.9 million for the three and nine months ended September 30, 2023, respectively. Amortization expense related to intangible assets was $2.9 million and $8.8 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2023	$3,143
2024	10,591
2025	8,660
2026	7,201
2027	2,898
Thereafter	8,976
Total	$41,469

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $64.30 per share on September 29, 2023, the last trading day during the three months ended September 30, 2023, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 29, 2023, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2023, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending December 31, 2023.
The 2025 convertible senior notes became redeemable at the Company's option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended September 30, 2023, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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
The net carrying amount of the 2025 convertible senior notes as of September 30, 2023 and as of December 31, 2022 was as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal	$747,500	$747,500
Unamortized issuance costs	(6,331)	(9,124)
Net carrying amount	$741,169	$738,376
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Contractual interest expense	$934	$935	$2,803	$2,804
Amortization of issuance costs	954	944	2,793	2,765
Total interest expense	$1,888	$1,879	$5,596	$5,569
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
The net carrying amount of the 2023 convertible senior notes as of December 31, 2022 was $0.2 million. There were no 2023 convertible senior notes outstanding as of September 30, 2023. Interest expense related to the 2023 convertible senior notes was immaterial for both the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022.
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

7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2023 and December 31, 2022, the Company had 72,695,935 and 71,047,179 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of September 30, 2023 were as follows (in thousands):

September 30, 2023
Stock options outstanding	973
RSUs (including PRSUs) outstanding	4,378
Shares available for future grant under 2014 Plan	15,816
Shares available for future issuance under ESPP	4,076
Total shares of common stock reserved	25,243

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,481	$47.75
Options granted	—	—
Options exercised	(436)	19.07
Options forfeited or expired	(72)	141.71
Outstanding as of September 30, 2023	973	$53.66	4.8	$27,290

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $64.30 per share as of September 30, 2023 for all in-the-money stock options outstanding.
Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of the Company’s restricted stock unit ("RSU") activity (including Performance-Based Restricted Stock Units "PRSUs") during the nine months ended September 30, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	3,718	$103.55
RSUs granted(1)	2,388	68.25
RSUs vested and released	(1,378)	101.30
RSUs forfeited or canceled	(350)	103.11
Outstanding as of September 30, 2023	4,378	85.06

(1) Includes 35,921 PRSUs granted during the nine months ended September 30, 2023.
PRSUs with Market and Service Conditions In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. During the nine months ended September 30, 2023, the Company granted an additional 35,921 market-based PRSUs with a grant date fair value of $3.1 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each one-year performance period based on RTSR performance and subject to continued employment through the payment date, but the amount initially paid for the first two one-year performance periods is limited to 100% of the target amount for such years, and any market-based PRSUs resulting from above-target performance in those first two years will be paid following the end of the final one-year performance period, subject to the executive’s continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs granted to certain executives, excluding Michael Burkland, subject to the 2022-2024 performance period, and (ii) for the market-based PRSUs granted to certain executives, including Michael Burkland, subject to the 2023-2025 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
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
PRSUs with Revenue and Service Conditions In 2022, the Company granted 66,167 PRSUs subject to revenue-based performance and service conditions (“revenue-based PRSUs”) with a grant date fair value of $6.6 million. The amount of revenue-based PRSUs that may be earned will be determined based on achievement of two quarterly revenue goals. One third of the revenue-based PRSUs may be earned based on achievement of the first revenue target and, if achieved, will vest in four quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. Two thirds of the revenue-based PRSUs may be earned based on achievement of the second revenue target and, if achieved, will vest in eight quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. The revenue-based PRSUs are otherwise on the Company's standard award terms for its market-based PRSUs. The Company certified that the first revenue target was achieved at September 30, 2023, and thus recognized the related stock-based compensation expense through this period. The Company, however, concluded that, as of September 30, 2023, the second revenue target was not probable of achievement, and thus did not recognize related stock-based compensation expense through this period. The Company will reassess the probability of the achievement of the performance conditions at each reporting period and a cumulative catch-up adjustment will be recorded to stock-based compensation cost for any change in the probability assessment.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of revenue	$9,856	$8,329	$29,077	$24,659
Research and development	12,980	10,603	38,375	32,567
Sales and marketing	16,404	15,761	50,840	44,148
General and administrative	13,371	9,810	38,429	27,308
Total stock-based compensation expense	$52,611	$44,503	156,721	128,682

As of September 30, 2023, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$5,781	$315,047	$16,228	$557
Weighted-average amortization period	1.7 years	2.7 years	1.9 years	0.1 years
The weighted-average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expected term (years)	—	—	—	6.0
Volatility	—	—	—	46.0%
Risk-free interest rate	—	—	—	1.8%
Dividend yield (1)	—	—	—	—
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Closing price of common stock as of grant date	—	—	$68.15	$110.00
Expected term (years)	—	—	2.84	2.84
Volatility	—	—	51.1%	48.8%
Risk-free interest rate	—	—	4.5%	1.6%
Dividend yield (1)	—	—	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and nine months ended September 30, 2023 and 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(20,419)	$(23,207)	$(69,406)	$(80,997)
Weighted-average shares used in computing basic and diluted net loss per share	72,356	70,232	71,751	69,656
Basic and diluted net loss per share	$(0.28)	$(0.33)	$(0.97)	$(1.16)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	973	1,626	973	1,626
RSUs (includes PRSUs)	4,378	2,879	4,378	2,879
Convertible senior notes	5,564	5,569	5,566	5,725
Total	10,915	10,074	10,917	10,230
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and nine months ended September 30, 2023 and 2022. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2023 was approximately $0.9 million and $2.2 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2022 was approximately $0.6 million and $3.2 million, respectively.

The provision for income taxes for the three and nine months ended September 30, 2023 consisted primarily of current U.S. state tax expense due to the lack of available net operating losses to offset the taxable income generated and foreign income tax expense due to the Company's intercompany cost-plus operating model. The provision for income taxes for the three and nine months ended September 30, 2022 consisted primarily of foreign deferred income tax expense from the intercompany sale of the Company's Australian intellectual property to the United States, U.S. state current income tax expense and foreign current income tax expense.
For the three and nine months ended September 30, 2023, the provision for income taxes differed from the statutory amount primarily due to domestic state income taxes, foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2022, the provision for income taxes differed from the statutory amount primarily due to state and foreign income taxes and the Company realizing no benefit for current year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2023 and December 31, 2022. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2023, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2022 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and material updates to these commitments during the nine months ended September 30, 2023 are disclosed herein, including in this Note 10 and in Note 12.
As of September 30, 2023, the Company’s commitments under various co-location hosting and telecommunications agreements totaled $17.0 million for terms ranging up to 57 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of September 30, 2023, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $72.0 million, of which $10.9 million is expected to be paid in the remainder of 2023, $40.7 million is expected to be paid in 2024, $19.9 million is expected to be paid in 2025, and the remaining $0.5 million is expected to be paid in 2026.
As of September 30, 2023, $747.5 million of aggregate principal of the 2025 convertible senior notes was outstanding and is due on June 1, 2025. As of September 30, 2023, no 2023 convertible senior notes were outstanding. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
United States	$205,679	$179,306	$599,259	$517,537
International	24,426	19,036	72,167	52,964
Total revenue	$230,105	$198,342	$671,426	$570,501

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2023	December 31, 2022
United States	$95,175	$92,659
International	6,854	8,562
Property and equipment, net	$102,029	$101,221

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$3,360	$2,969	$10,112	$8,738
Finance lease cost:
Amortization of right-of-use assets	$491	$141	$570	$609
Interest on finance lease liabilities	83	—	83	—
Total finance lease cost	$574	$141	$653	$609
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,001)	$(2,951)	$(8,319)	$(8,489)
Financing cash used in finance leases	(496)	—	(496)	—
Right of use assets obtained in exchange for lease obligations:
Operating leases	795	3,899	6,273	4,483
Finance leases	2,936	—	5,103	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$41,522	$44,120

Operating lease liabilities	$11,454	$10,626
Operating lease liabilities — less current portion	38,336	41,389
Total operating lease liabilities	$49,790	$52,015
Finance leases
Finance lease right-of-use assets	$4,612	$—

Property and equipment, gross	$29,974	$36,282
Less: accumulated depreciation and amortization	(29,974)	(36,203)
Property and equipment, net	$—	$79

Finance lease liabilities	$1,617	$—
Finance lease liabilities — less current portion	3,048	—
Total finance lease liabilities	$4,665	$—
Weighted average remaining terms were as follows (in years):

	September 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	5.8	6.4
Finance leases	2.8	—
Weighted average discount rates were as follows:

	September 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	3.7%	3.4%
Finance leases	6.0%	—%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2023	$3,709	$452
2024	11,997	1,848
2025	9,171	1,848
2026	6,987	898
2027	5,929	—
Thereafter	17,281	—
Total future minimum lease payments	55,074	5,046
Less: imputed interest	(5,284)	(381)
Total	$49,790	$4,665

13. Acquisition

Aceyus
On August 14, 2023, the Company acquired all of the issued and outstanding shares of capital stock of Aceyus for total cash consideration of approximately $82.0 million. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company's ability to capitalize on two business opportunities, namely facilitating the migration of large enterprise customers from on-premise to cloud and leveraging contextual data to deliver personalized experiences throughout the customer journey, including using this contextual data in the Company's AI & Automation solutions.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $62.0 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

Cash	$1,424
Tangible assets acquired	383
Other assets acquired	3,002
Acquired technology	19,100
Customer relationships	2,550
Trademarks	500
Goodwill	61,992
Total assets acquired	88,951
Liabilities assumed	(6,939)
Total	$82,012

The acquired technology, customer relationships, and trademarks will be amortized on a straight-line basis over their estimated useful lives of eight years, five years, and three years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $0.7 million and $1.6 million during the three and nine months ended September 30, 2023, respectively, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition and are not material to the Company's consolidated financial statements.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and nine months ended September 30, 2023, subscription and related usage fees accounted for 92% of our revenue. For each the three and nine months ended September 30, 2022, subscription and related usage fees accounted for 90% and 91% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions, including macroeconomic deterioration, the Russia-Ukraine conflict and the conflict in Israel.
Macroeconomic factors include the global economic slowdown, continuing inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which typically contributes approximately half of our annual revenue growth, continues to experience macroeconomic headwinds.
In March 2022 we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the three and nine months ended September 30, 2023, we incurred approximately $0.9 million and $2.7 million in costs related to the closure and relocation of our Russian operations, of which $0.0 million and $0.1 million was recorded in cost of revenue, $0.5 million and $1.5 million was recorded in research and development expense, $0.2 million and $0.5 million was recorded in general and administrative expense, and $0.2 million and $0.6 million was recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, we incurred approximately $0.7 million and $4.6 million in costs related to the closure and relocation of our Russian operations, of which $0.1 million and $0.5 million was recorded in cost of revenue, $0.6 million and $3.2 million was recorded in research and development expense, $0.1 million and $1.3 million was recorded in general and administrative expense, and $(0.1) million and $(0.4) million was recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
Key GAAP Operating Results
Our revenue increased to $230.1 million and $671.4 million for the three and nine months ended September 30, 2023 from $198.3 million and $570.5 million for the three and nine months ended September 30, 2022. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and nine months ended September 30, 2023 and 2022, no single client accounted for more than 10% of our total revenue. As of September 30, 2023, we had over 2,500 clients across multiple industries with a wide range of seat sizes. We had a net loss of $20.4 million and $69.4 million in the three and nine months ended September 30, 2023, compared to a net loss of $23.2 million and $81.0 million in the three and nine months ended September 30, 2022.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development and infrastructure. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of macroeconomic deterioration, the Russia-Ukraine conflict and the conflict in Israel, in order to successfully grow our business and improve our operating results.
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

The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	September 30, 2023	September 30, 2022
Annual Dollar-Based Retention Rate	110%	118%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to the macroeconomic headwinds we started experiencing in 2022 and continued to experience through the third quarter of 2023.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest (income) and other, (5) exit costs related to the closure and relocation of Russian operations, (6) acquisition-related transaction and one-time integration costs, (7) contingent consideration expense, (8) refund for prior year overpayment of USF fees, (9) lease amortization for finance leases, (10) provision for income taxes, and (11) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(20,419)	$(23,207)	$(69,406)	$(80,997)
Non-GAAP adjustments:
Depreciation and amortization (1)	12,482	11,215	35,553	33,650
Stock-based compensation (2)	52,611	44,503	156,721	128,682
Interest expense	1,972	1,879	5,683	5,606
Interest (income) and other	(8,233)	(982)	(18,477)	(2,107)
Exit costs related to closure and relocation of Russian operations (3)	659	774	2,070	4,215
Acquisition-related transaction and one-time integration costs	778	1,944	3,110	5,296
Contingent consideration expense	—	—	—	260
Refund for prior year overpayment of USF fees	—	—	—	(3,511)
Lease amortization for finance leases	492	—	492	—
Provision for income taxes	942	579	2,222	3,167
Adjusted EBITDA	$41,284	$36,705	$117,968	$94,261
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of revenue	$10,075	$8,904	$28,251	$26,152
Research and development	831	768	2,571	2,396
Sales and marketing	36	1	38	3
General and administrative	1,540	1,542	4,693	5,099
Total depreciation and amortization	$12,482	$11,215	$35,553	$33,650
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations were $0.9 million and $2.7 million during the three and nine months ended September 30, 2023. The $0.7 million and $2.1 million adjustments presented above were net of $0.2 million and $0.6 million included in “Interest (income) and other.” Exit costs related to the closure and relocation of our Russian operations were $0.7 million and $4.6 million during the three and nine months ended September 30, 2022. The $0.8 million and $4.2 million adjustments presented above were net of $0.0 million and $0.8 million included in “Depreciation and amortization” and $(0.1) million and $(0.4) million included in “Interest (income) and other.”
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
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which typically contributes approximately half of our annual revenue growth, continues to experience macroeconomic headwinds.
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
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	100%	100%	100%	100%
Cost of revenue	48%	47%	48%	48%
Gross profit	52%	53%	52%	52%
Operating expenses:
Research and development	18%	17%	18%	18%
Sales and marketing	32%	34%	33%	34%
General and administrative	13%	13%	13%	13%
Total operating expenses	63%	64%	64%	65%
Loss from operations	(11)%	(11)%	(12)%	(13)%
Other income (expense), net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other	4%	—%	3%	—%
Total other income (expense), net	3%	(1)%	2%	(1)%
Loss before income taxes	(8)%	(12)%	(10)%	(14)%
Provision for income taxes	1%	—%	—%	—%
Net loss	(9)%	(12)%	(10)%	(14)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Revenue	$230,105	$198,342	$31,763	16%	$671,426	$570,501	$100,925	18%
The increase in revenue for the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$111,080	$94,111	$16,969	18%	$320,197	$271,207	$48,990	18%
% of Revenue	48%	47%			48%	48%
The increase in cost of revenue for the three months ended September 30, 2023 compared to the same period of 2022 was primarily due to a $5.4 million increase in personnel costs driven mainly by increased headcount, higher salaries and increased stock-based compensation costs, a $5.1 million increase in third-party hosted software costs driven by increased client activities, a $4.6 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, $0.8 million increase in office, facilities and related costs, a $0.7 million increase in amortization of intangibles mainly due to our acquisition of intangibles from Aceyus, and a $0.5 million increase in usage and carrier costs due to increased volume offset in part by a rate reduction, partially offset by $0.3 million decrease in staff augmentation costs related to implementation of our solution.
The increase in cost of revenue for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily due to a $15.3 million increase in third-party hosted software costs driven by increased client activities, a $13.4 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $13.3 million increase in personnel costs driven mainly by increased headcount, higher salaries and increased stock-based compensation costs, a $6.9 million increase in USF contributions and other federal telecommunication service fees due to increased client usage and a change in methodology in the prior year, which resulted in a $3.5 million refund for 2020 that was received in the nine months ended September 30, 2022, offset in part by a decrease in the USF contribution rate, a $1.2 million increase in office, facilities and related costs, and a $0.5 million increase in amortization of intangibles mainly due to our acquisition of intangibles from Aceyus, partially offset by a $1.4 million decrease in staff augmentation costs related to implementation of our solutions, and a $1.0 million decrease in usage and carrier costs due to a rate reduction offset in part by increased volume.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$119,025	$104,231	$14,794	14%	$351,229	$299,294	$51,935	17%
% of Revenue	52%	53%			52%	52%
The increase in gross profit for the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily due to increases in subscription and related revenues. The decrease in gross margin for the three months ended September 30, 2023 compared to the same period of 2022 was primarily due to our revenue growing at a slower rate than our increase in cost of revenue as described above. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Research and development	$40,391	$34,113	$6,278	18%	$117,709	$104,929	$12,780	12%
% of Revenue	18%	17%			18%	18%
The increase in research and development expenses for the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily due to a $7.6 million and $16.1 million increase in personnel-related costs driven mainly by an increase in stock-based compensation costs, increased headcount and higher salaries, and a $0.5 million and $0.8 million increase in office, facilities and related costs, offset in part by a $1.7 million and $4.9 million increase in research and development costs that qualified for capitalization and a $1.0 million and $0.5 million decrease in one-time integration costs.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$73,366	$67,353	$6,013	9%	$223,757	$196,062	$27,695	14%
% of Revenue	32%	34%			33%	34%
The increase in sales and marketing expenses for the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily due to a $3.3 million and $10.4 million increase in sales commission expenses driven by the growth in sales and bookings of our solution, a $2.0 million and $12.1 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, and a $0.8 million and $1.6 million increase in travel costs as a result of an increase in business travel. The increases in sales and marketing expenses were primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$31,006	$24,496	$6,510	27%	$89,741	$72,634	$17,107	24%
% of Revenue	13%	13%			13%	13%
The increase in general and administrative expenses for the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily due to a $5.5 million and $15.9 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, and a $1.2 million and $1.5 million increase in legal and other professional service costs primarily as a result of the legal expenses incurred in connection with the Aceyus acquisition.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(1,972)	$(1,879)	$(93)	5%	$(5,683)	$(5,606)	$(77)	1%
Interest income and other	8,233	982	7,251	738%	18,477	2,107	16,370	777%
Total other income (expense), net	$6,261	$(897)	$7,158	(798)%	$12,794	$(3,499)	$16,293	(466)%
% of Revenue	3%	(1)%			2%	(1)%
Interest expense remained consistent for the three and nine months ended September 30, 2023 compared to the same periods of 2022 since it primarily related to our 2025 convertible senior notes for which the aggregate outstanding principal amount remained the same during these periods. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily due to higher interest income on our marketable investments, offset in part by an increase in foreign currency transaction losses during the nine months ended September 30, 2023.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of September 30, 2023, we had $718.7 million in working capital, which included $127.8 million in cash and cash equivalents and $572.5 million in marketable investments. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from September 30, 2023. The 2023 convertible senior notes matured on May 1, 2023 and were settled in a combination of cash and shares of our common stock. Upon maturity, the outstanding capped calls associated with the repurchase and early settlements of $194.7 million 2023 convertible senior notes were settled, which resulted in us receiving 370,877 shares and $74.5 million. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, growth within our installed base, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and expanding our operations in Portugal and any operational disruptions due to this transition, and the effect of the length and severity of the current economic downturn, the Russia-Ukraine conflict, and the conflict in Israel on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our recent acquisition of Aceyus in August 2023, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the conflict in Israel. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$92,294	$56,125
Net cash (used in) provided by investing activities	(234,974)	20,903
Net cash provided by (used in) financing activities	91,047	(38,461)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51,633)	$38,567

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
Net cash provided by operating activities was $92.3 million during the nine months ended September 30, 2023. Net cash provided by operating activities resulted from our net loss of $69.4 million, adjustments to reconcile net loss to net cash provided by operating activities of $238.6 million, primarily consisting of $156.7 million of stock-based compensation, $35.6 million of depreciation and amortization, $40.1 million of amortization of commission costs, $9.2 million of amortization of operating lease right-of-use assets and $2.8 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(76.9) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $(235.0) million in the nine months ended September 30, 2023 was comprised of $544.7 million related to purchases of marketable investments, $80.6 million, net of cash acquired in connection with the acquisition of Aceyus, $19.9 million in capital expenditures and $5.8 million in capitalized software development costs, offset in part by $416.1 million related to cash proceeds from sales and maturities of marketable investments.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $91.0 million in the nine months ended September 30, 2023 was related to $74.5 million of cash received from the settlement at maturity of the outstanding capped calls associated with the repurchase and early settlements of the 2023 convertible senior notes, $9.4 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $8.3 million from the exercise of stock options, offset in part by $0.5 million of holdback payment related to an acquisition, $0.5 million of payments related to finance leases and $0.2 million of cash paid in connection with 2023 convertible senior note settlements.
Net cash used in financing activities of $(38.5) million in the nine months ended September 30, 2022 related to $34.1 million of cash paid in connection with 2023 convertible senior note settlements and $24.0 million of cash paid in connection with the contingent consideration payment related to the Inference acquisition, of which $18.1 million represented the acquisition-date fair value and was disclosed as a financing activity and $5.9 million represented the amount of payment in excess of the acquisition-date fair value and was disclosed as an adjustment to operating activity, partially offset by $8.3 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $5.4 million from exercise of stock options.
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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of September 30, 2023, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
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
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to eight years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $55.1 million as of September 30, 2023, with $3.7 million payable in the remainder of 2023, $21.2 million payable in 2024 and 2025, $12.9 million payable in 2026 and 2027, and $17.3 million after 2027. We also had outstanding finance lease obligations of $5.0 million as of September 30, 2023, with $0.4 million payable in the remainder of 2023, $3.7 million payable in 2024 and 2025, and $0.9 million payable in 2026. See Note 12 to the consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of September 30, 2023, we had outstanding cloud services and software and maintenance agreement commitments totaling $72.0 million, of which $10.9 million is expected to be paid in the remainder of 2023, $40.7 million is expected to be paid in 2024, $19.9 million is expected to be paid in 2025, and the remaining $0.5 million is expected to be paid in 2026.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of September 30, 2023, we had outstanding co-location hosting and telecommunication obligations of $17.0 million, with $2.1 million payable in the remainder of 2023, $11.3 million payable in 2024 and 2025, $3.2 million payable in 2026 and 2027, and $0.4 million payable in 2028.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $700.3 million as of September 30, 2023. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2023, aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our 2025 convertible senior notes bear fixed interest rates and, therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2020 related to the issuance of our 2025 convertible senior notes.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $5.9 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We plan to continue to further develop and enhance our AI-powered features. While we aim for our AI-powered features to make agents more efficient and improve customer experience, our AI features may not achieve sufficient levels of accuracy or may not otherwise meet the needs of our clients. In addition, we may not be able to incorporate sufficient customer training data and such data may contain biased or otherwise inaccurate information. Furthermore, our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered features and result in lost business. Should any of these factors or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
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
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment, development of new approaches and processes, which will be costly and increase our expenses. Large language models, or LLMs, can generate written content which contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we seek to use LLMs in a way that is designed to minimize these risks, there are still risks of such events occurring. Our failure to address these risks could harm our business, reputation, financial condition and results of operations. In addition, the use of AI involves significant technical complexity and requires specialized expertise, and competition for specialized personnel in the AI industry is intense. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operations.

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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended September 30, 2023, the following Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement:

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased	Type of Arrangement
Leena Mansharamani	Chief Accounting Officer	Sept. 13, 2023	Dec. 31, 2024	Not determinable (1)	0	Rule 10b5-1 trading arrangement (2)
______________________
(1) Rule 10b5-1 trading arrangement provides for sales of securities in order to satisfy tax obligations upon vesting of restricted stock units held by Ms. Mansharamani.
(2) The Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. Exhibits

Exhibit Number	Description

3.1.(1)	Amended and Restated Bylaws of Five9, Inc.
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

* Filed herewith.
** Furnished herewith.
(1) Filed here to included updated contact information in the Amended and Restated Bylaws of Five9, Inc. filed as Exhibit 3.1. to the Company's Form 10-Q filed with the SEC on August 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	November 2, 2023	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)