Form 10-K
period 2023-12-31
Five9, Inc.
filed 2024-02-22
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4,341.7 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2024, there were 73,326,608 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, and include the following:
•adverse economic conditions, including the impact of macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in Israel, and other factors, may continue to harm our business;
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
•we have established, and are continuing to increase, our network of technology solution distributors and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues;
•our quarterly and annual results may fluctuate significantly, including as a result of the timing and success of new product and feature introductions by us, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;
•our historical growth may not be indicative of our future growth, and even if we continue to grow rapidly, we may fail to manage our growth effectively;
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
•security breaches and improper access to, use of, or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation, our business or financial results;

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

PART I
ITEM 1. Business
Overview
Five9 is a pioneer and leading provider of intelligent cloud software for contact centers. We were “born in the cloud,” and since our inception, we have exclusively focused on delivering our platform in the cloud and are disrupting a significantly large market by replacing legacy on-premise contact center systems. Contact centers are vital hubs of interaction between organizations and their customers and, therefore, are essential to delivering successful customer service, sales and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer engagement centers of excellence, while improving business agility and significantly lowering the cost and complexity of their contact center operations. Our purpose-built, reliable, scalable and secure Virtual Contact Center, or VCC, cloud platform delivers a comprehensive suite of easy-to-use applications that enable the breadth of contact center-related customer service, sales and marketing functions. We have become an established leader in the cloud contact center market with more than 3,000 clients. We believe our ability to combine software and telephony into a single unified platform that is delivered in the cloud creates a significant advantage.
We believe there are three key industry trends driving growth in the cloud contact center market.
First is the rapid increase in adoption of cloud contact center software solutions as a result of several distinct factors. The increasing adoption of cloud computing, especially within customer relationship management, or CRM, is creating strong demand for integrated cloud contact center software solutions. In addition, cloud contact center software solutions now offer the functionality required by large, complex enterprise contact centers. Furthermore, we believe organizations typically refresh their on-premise contact center systems every eight to 10 years, which provides an opportunity for cloud solutions to replace legacy on-premise contact center systems when these replacement decisions arise. On-premise systems require large up-front investments, long deployment cycles, and are burdensome to maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. In addition, commencing during the COVID-19 pandemic, agents increasingly work remotely, which presents a challenge to on-premise based systems that, by design, are focused on a particular physical location. This creates substantial challenges for clients with on-premise contact center systems. As a result, cloud contact center software solutions are continuing to replace legacy on-premise contact center systems.
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
Third is advancements in artificial intelligence, or AI, which enable improved customer experience, significant operational efficiencies and business insights. The recent advances in Generative AI, including Large Language Models, or LLMs, enable new capabilities in contact centers that were not possible in prior generations. Our AI Summaries feature uses Generative AI to automatically summarize a call at the end, reducing after-call work time. Natural language voice and chat bots, using Generative AI, speech recognition, intent detection, and text-to-speech technologies quickly and effectively handle mundane contact center tasks, allowing agents to focus on more complex issues. Generative AI technologies are also used in our AI Insights product, which gives customers an understanding of reasons for customer calls, customer sentiment, and call resolution status, with little up-front configuration. AI technologies generally require cloud deployment and, therefore, provide additional incentives for customers to move off their legacy on-premise solutions.
Our solution, comprised of our VCC cloud platform with native AI and automation capabilities, including Interactive Virtual Agent, or IVA, Agent Assist, Workflow Automation, or WFA, Workforce Engagement Management, or WEM, AI Insights and AI Summaries, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Our solution ensures our clients always have the latest version of our software. Delivered on-demand, our solution enables our clients to quickly deploy agent seats in any geographic location with only a computer, headset and broadband internet connection, and rapidly adjust the number of contact center agent seats in response to changing business requirements. Unlike legacy on-premise contact center systems, our solution requires limited up-front investment, can be rapidly deployed and is maintained by us in the cloud.
Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. We have developed a proven, high velocity, metrics-driven sales and marketing strategy, designed to effectively identify, qualify and close sales opportunities. To complement this go-to-market strategy, we have developed a strategically-built ecosystem of technology alliances, solution providers and system integrator partners, which also provide sales leads, and independent software vendors to help increase awareness of our solution in the market and drive additional sales opportunities with new and existing clients. We have also established, and are continuing to increase, our network of technology solution distributors who provide sales leads and resellers that integrate our solution into their service offerings to new clients. Our partner ecosystem has helped us access new routes to market and increase our penetration in domestic and international markets.
We provide our solution through a software-as-a-service, or SaaS, business model with recurring revenue made up of subscription revenue, based primarily on the number of agent seats, and usage, based on minutes, as well as the specific functionalities and applications our clients deploy such as virtual agents.
We have achieved significant growth in recent periods. For the years ended December 31, 2023, 2022 and 2021, our revenue was $910.5 million, $778.8 million and $609.6 million, respectively, representing year-over-year growth of 17% and 28%, respectively. We incurred net losses of $81.8 million, $94.7 million and $53.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, primarily as a result of increased investment in our growth, along with higher stock-based compensation. As of December 31, 2023, 2022 and 2021, our total assets were $1,494.6 million, $1,244.5 million and $1,192.9 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 110% as of December 31, 2023, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 11 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”
Our Solution
We deliver a comprehensive, end-to-end cloud software solution for contact centers. Our solution is designed to enable our customers to increase and improve the efficiency of their operations, increase revenue opportunities and business agility, and provide insights into the behaviors of their workforce and customers as it relates to customer experience. Our platform facilitates this through key capabilities such as interaction routing and prioritization across channels, automation and integration of back and front end systems and the ability to leverage the power of AI through IVA and more. Our solution also empowers agents and supervisors through WEM. Organizations of a broad variety of sizes use our solution to improve customer service and create customer loyalty. These capabilities are offered across a wide variety of engagement channels from chat and SMS to e-mail and voice. Consumers are able to engage using their channel of choice and clients are able to facilitate fluid experiences that drive digital transformation.
Our agent interface is an intuitive modern browser-based design that provides easy visualization of customer profiles, context and cross-channel history. Our solution is built on a modern SaaS architecture, leveraging both our own global data centers and public cloud deployments in a scalable, secure, and redundant manner. Our VCC platform is based on a modern micro services-based open enterprise architecture built with representational state transfer, or REST, APIs and software development kits, or SDKs, that enable customers, partners and developers to bridge any operational gaps within their unique systems. AI is an embedded part of our platform. We provide high quality inbound and outbound voice services leveraging our global network infrastructure, key strategic carrier partnerships, complex real time call routing, and wide range of customer connectivity options for secure, resilient interconnectivity to our network. Our complete end-to-end capabilities include Computer-Telephony Integration, or CTI, IVA, Interactive Voice Response, or IVR, WFA, Agent Assist, AI Insights, AI Summaries, Automatic Call/Contact Distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktops, outbound dialer, pre-built third-party integrations, quality management, speech and desktop analytics, customer surveys and workforce management.

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
Our solution is designed to provide the following key benefits to clients:
•Improved customer experience. Our intelligent contact routing and self-service IVA and IVR capabilities, pre-built CRM and other integrations, and multichannel engagement ensure that customers receive an omnichannel experience. Each new contact is quickly routed to an appropriate agent resource. Using the rich contact history and additional context through integrations with CRM and other applications, agents have immediate access to the most current, relevant and accurate information about the customer, resulting in increased first contact resolutions and a more satisfying experience for the customer.
•Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple digital engagement channels, including voice, chat, email, web, social media and mobile. Our solution gives agents the ability to switch between media channels through an easy-to-use, unified interface that provides agents with all of the relevant content and tools needed to complete the task at hand. Furthermore, our AI enabled automation features are designed to enable agent efficiency and cost reductions, including through the utilization of LLMs and natural language processing, or NLP.
•Enhanced end-to-end visibility. Our solution provides clients’ operations staff, quality team and leadership with a complete view of contact center performance through a comprehensive set of historical reports, real-time dashboards, and quality and performance management tools. Clients can also extract reporting data from our solution for further analysis using a spreadsheet application or using the sophistication of an enterprise business intelligence application. Our advanced reporting solution enables us to connect to external data sources such as ACDs, WEM platforms, CRM solutions, and many more pre-built integrations. This insight provides an organization-wide view of customer engagement performance and allows clients to quickly address changing circumstances.
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

Our Competitive Strengths
We believe that our position as a leading provider of cloud contact center software results from several key competitive strengths, including:
•Global Cloud-based, enterprise-grade platform and end-to-end application suite. We deliver a cloud-based enterprise-grade platform and applications suite with multi-channel capabilities that allows our clients to manage their entire contact center operation. Our highly scalable, secure and multi-tenant architecture enables us to serve large multi-national enterprises with complex contact center requirements, as well as smaller organizations, all from our platform comprised of globally distributed physical data centers and public cloud deployments, all interconnected with a robust, redundant, private WAN and diverse regionalized Internet connectivity. We have also commenced investments in a dedicated U.S.-based data center deployment to support Federal Risk and Authorization Management Program, or FedRAMP, customers.
•Rapid deployment and support of our comprehensive solution. Our high-touch engagement model for larger implementations accelerates agent activation and targets desired business outcomes by leveraging a proven lifecycle approach including detailed discovery, design, testing, training and optimization. Through the use of tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller clients. We offer flexibility and integrate with a number of leading CRM vendors, including: Microsoft Corporation, or Microsoft, Oracle Corporation, or Oracle, Salesforce.com, Inc., or Salesforce, ServiceNow, Inc., or ServiceNow, Zendesk, Inc., or Zendesk, and others. We also offer integrations into UC partners such as Microsoft Teams, Nextiva, RingCentral, Zoom Video Communications, or Zoom, and others. We combine these comprehensive integrations with out-of-the-box application adapters that allow our customers to easily build workflow integrations without the need for dedicated developers. Once operational, we offer a high touch premium support service where we assign a technical account manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. In addition, we assign customer success representatives to every customer. These customer success representatives build deep relationships with our customers to help maximize the value of our platform. As a result, our clients’ contact centers become fully operational faster and they recognize time to value quicker than with legacy on-premise contact center systems.
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
•Established market presence and a large, diverse client base. We have a large, diverse client base of over 3,000 organizations across multiple industries. We believe our clients view us as a key strategic solution provider. The performance, reliability, ease-of-use and comprehensive nature of our solution has resulted in high client retention.
•Extensive partner ecosystem. We have cultivated a robust ecosystem of partners including a variety of leading CRM software vendors such as Microsoft, Oracle, Salesforce, ServiceNow and Zendesk; WEM vendors such as Calabrio, Inc., or Calabrio, and Verint Systems Inc., or Verint; unified communications vendors such as Microsoft Teams, Nextiva, RingCentral and Zoom; system integrators such as Accenture PLC, Deloitte Consulting LLP, IBM, Kyndryl, Inc., PwC LLP and Slalom Consulting, LLC; technology solution distributors such as Avant, LLC, Intelysis and Telarus, value-added resellers such as British Telecom, CDW Corporation, NWN Carousel, Presidio Networked Solutions Group, LLC, and Worldwide Technologies; independent software vendors; and telephony providers. We believe this ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our clients.

•Focus on innovation and thought leadership. Since our inception, we have been an innovator of intelligent cloud contact center software. Our investment in research and development has driven our growth and enabled us to deliver a cloud contact center software solution with the features and functionality to power the most complex contact centers. We strive to be a thought leader in our industry, identifying and developing cloud capabilities to transform traditional contact center operations into customer engagement centers of excellence. Contact centers are a rich source of the data that powers AI, from call detail records to full recordings of calls and customer interactions. Recent advances in Generative AI enable us to deliver even more innovation by integrating it deep into our VCC platform. We believe that AI, and Generative AI in particular, will profoundly impact how businesses deliver services to their customers.
Clients
We have a large, diverse and global client base comprised of more than 3,000 organizations as of December 31, 2023, with no single client representing more than 10% of our revenues in 2023, 2022 or 2021. Our client base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, retail, healthcare, technology and education.
Sales and Marketing
Marketing. To build client awareness and adoption of our solution, our lead generation activities consist of a mix of organic activities such as social, digital presence and search engine optimization, and paid for activations such as search engine marketing, internet advertising, digital marketing campaigns, content syndication, trade shows, industry events, co-marketing with strategic partners, account-based marketing, client referrals and other promotional campaigns. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for our solution. We offer online self-service demos and instructional videos to help prospective clients learn about the features and functionality of our cloud platform. We also offer proof of concept service packages and trial opportunities, which include return-on-investment analyses conducted by third parties, to allow prospects to experience the quality and ease-of-use of our cloud solution and quantify the potential benefits of our deployment model.
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
Indirect Sales. We have cultivated strong partner relationships with technology solution distributors, global system integrators and resellers to drive sales of our solution. We have established, and continue to increase, our network of technology solution distributors, which provide sales leads, global system integrators, which also provide sales leads and help integrate our solution with our client systems, and resellers, which sell our solution to new clients. This network has helped us attract additional clients, and we continue to empower these partnerships to participate in the delivery of our solution and extend the total customer value gained from unique integrated value propositions.
Professional Services
We offer global comprehensive professional services to our clients to assist in the successful implementation and optimization of our solution. Our professional services include application configuration, system integration, and education and training. Our clients may use our professional services team for implementing our solution or, in many cases, they may choose to perform these services themselves or engage with one of our certified implementation partners to perform these services. Our cloud solution allows us to eliminate the need for lengthy and complex technology integrations, such as deploying equipment or maintaining hardware infrastructure for individual clients. As a result, we are typically able to deploy and optimize our solution in significantly less time than required for deployments of legacy on-premise contact center systems.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to improve the functionality of, and add new features to, our VCC cloud platform. Our core research and development center is based in our San Ramon, California headquarters, with additional engineers located in Australia and Portugal, which allows us to benefit from relatively low-cost and highly skilled software developers. In January 2023, we opened our new European Research and Development Hub in Porto, Portugal, which serves as our European engineering headquarters. Our engineering team has deep software and telecommunications skills, and works closely with our sales team to identify our clients’ product requirements. In addition, continuous interactions with our partners enable our engineers to enhance the usability and performance of our platform and its integration with best-in-class CRM and other business applications and telephony technologies.
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

Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the transition to mobile devices and use of different channels of engagement, such as social media. The proliferation of each is driving change in contact center technology, as customers expect companies to give them the option of seamless communication across all channels without losing the overall context of customer interactions according to their preferences and needs. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth and scope of products and services offered. We currently compete with large legacy vendors that offer on-premise contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco. These legacy telephony vendors are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as Genesys Telecommunications Laboratories, Inc., or Genesys, and NICE Ltd., or NICE. We also face competition from many smaller contact center service providers such as Content Guru and Talkdesk, as well as vendors offering both unified communications and contact center solutions such as Zoom. In addition, Amazon.com, Inc., or Amazon, Twilio Inc., or Twilio, and most recently, Microsoft, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. In addition, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM and customer experience vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations.
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
As of December 31, 2023, our intellectual property portfolio included three registered U.S. trademarks, two pending U.S. trademark applications, 16 issued U.S. patents, one pending U.S. patent application and one registered U.S. copyright. As of December 31, 2023, outside the U.S. we also had 10 trademark registrations, five issued patents and three pending international Patent Cooperation Treaty, or PCT, patent applications. The expiration dates of our issued patents range from 2030 to 2041. In general, our patents and patent applications apply to aspects of our VCC cloud platform.
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
Seasonality
We believe that there are seasonal factors that cause our revenues in the first half of a year to be lower than our revenues in the second half of the year. During 2023, 2022 and 2021, 52%, 52%, and 54% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education in the second half of each year.
Employees and Human Capital Resources
Our employees and the culture we have established are the key to our success. As of December 31, 2023, we had 2,684 full-time employees. 46% of our employees are in various cost of revenue functions, 19% in research and development, 24% in sales and marketing and 11% in general and administrative. Our employee turnover for the last three years has averaged 8.8%.
The key human capital measures and objectives that we focus on in managing our business are maintaining our company values, promoting our diversity and inclusion, our total rewards philosophy, our talent development, and our employees’ safety and wellness.

Five9 Values - Bringing Passion and Purpose
At Five9 we are focused on delivering success for our customers, partners and employees. Living our values everyday results in a unique and powerful culture that we call “winning culture” in which every member on our team is passionately committed to achieve collective success. This powerful team-first culture enables us to overcome obstacles and win year after year, while enjoying the journey together.
Our values are woven throughout the entire employee lifecycle and used in the interview process to ensure we hire candidates that have personal values that align with ours. Our values are instrumental in the semi-annual employee performance self-reflection cycle, and we request that employees share how they have lived our values. In addition, we regularly celebrate employees that live our values through recognition and rewards. We introduce new employees to our values during new hire orientation and our values are visible in the offer package as well as company employee resource pages. Our CEO also weaves these values into quarterly company meetings and regular smaller meetings, where one of the values may be highlighted through a story and employee example.
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. 85% of our employees participated in our most recent employee survey in 2023. Last year we maintained the highest level of employee engagement according to our vendor, Culture Amp, as noted in its Engagement and Inclusion benchmark (top quartile) based upon responses from approximately 2,000 companies. Employees’ highest rated areas were the following: employee productivity (91%) and engagement (90%).
Diversity & Inclusion at Five9
At Five9, we celebrate diversity and foster an inclusive environment by creating a culture where our employees can be their authentic selves. We integrate our core values of honesty and respect and lead with transparency and inclusivity. We are committed to building belonging in our workplace and society at large. Our goal is to empower our employees to have a voice that’s heard and foster a community where they feel they belong. Our recruiting programs support and encourage diversity. We recruit from various diversity organizations, including historically black colleges and universities, the Professional Diversity Network, Military 2 Career, Ability Careers, Asian Career Network, Women’s Career Channel, Black Career Network, LGBTQ+ Career Network, and Ihispano. In addition, we have several Employee Resource Groups, or ERGs, that are committed to diversity and creating and fostering a culture of inclusion. Our ERGs include Women In Tech, Blatinx, Veterans, Five9 Faith, APIDA and Pride @ Five9. We have implemented an annual ERG leadership summit where our ERG leader’s share ideas and the HR People team shares current Diversity and Inclusion initiatives for feedback and to foster partnership.
Women represented 31% of our worldwide employees and racial and ethnic minorities represented 31% of our U.S. employees as of December 31, 2023. Women and ethnic minorities each represented 27% and 9%, respectively, of our executive leadership team and 22% and 11%, respectively, of our Board of Directors, or Board, as of December 31, 2023.
Total Rewards Philosophy

Our total rewards philosophy is a comprehensive approach designed to attract, engage, and retain the best talent in our industry by providing a total rewards package that is at or above market rates and, in cases where business demands are unique, we may lead the competitive market. This philosophy is rooted in our understanding that our employees are the cornerstone of our success and that their well-being and satisfaction are paramount to our sustained growth and market leadership.
Central to our philosophy is the principle of equity and inclusivity. We strive to ensure that our rewards system is fair and transparent. This approach fosters a sense of belonging and commitment among our workforce, driving engagement and productivity.
Our total rewards philosophy reflects our commitment to creating a supportive and empowering environment for our employees, where they can thrive professionally and personally. By investing in our people in this way, we not only enhance individual well-being but also drive organizational performance and stakeholder value, securing our position as a leader in our industry.
Our total rewards system encompasses not just competitive cash compensation, but a holistic package that addresses the diverse needs of our workforce. This includes healthcare benefits, mental health benefits to employees and their dependents, financial and physical well-being programs, parental leave, fertility reimbursement, retirement plans, performance bonuses, equity awards, and work-life balance initiatives.
Our total rewards strategy is dynamic and responsive to the changing marketplace and workforce demographics. We regularly benchmark our offerings against prevailing industry practices to ensure we remain competitive and appealing as an employer. Additionally, we embrace a culture of continuous feedback, allowing us to adapt and refine our rewards in alignment with employee needs and business objectives.
Talent Development
Talent development is a pivotal element of our organizational strategy and is essential for maintaining our competitive advantage in a dynamic global market. We are deeply committed to the growth of our employees, as evidenced by our multifaceted talent development programs.
Our Leadership Principles guide the cultivation of a forward-thinking and agile leadership pipeline at all levels within our organization. Leadership Principles inform our Talent Acquisition, Learning and Development and Performance Management practices to ensure we identify, grow and develop the right leadership skills for the future. Our talent review process focuses on identifying employees that are high potential and high performing.
We believe learning happens at every part of an employee’s tenure at our company. We continuously strengthen our onboarding practices to ensure employees have the skillset to be successful in their jobs. To support ongoing in-role development, we have semi-annual development conversations between employees and managers to ensure employees have individualized career discussions that align both with organizational goals and the employee’s professional development. We also make learning pathways available through a platform where all employees can take courses to grow their skillsets.
By investing in our Leadership Principles, employee onboarding, ongoing development, and talent reviews, we create a dynamic and resilient workforce, poised to drive innovation and growth.
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

We are also committed to complying with California’s climate legislation, SB-253 and SB-261. This commitment involves the reporting to Scope 1, 2, and 3 emissions within the mandated reporting period.
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
We are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, Enhanced 911 access, access to and porting of numbers, automatic number dialing, contributions to the federal Universal Service Fund and related funds, or USF, and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to clients and could harm our business and results of operations. The Federal Trade Commission, or FTC, also has jurisdiction over some of our business practices, including advertising, trade practices, privacy and telemarketing. If we do not comply with FTC rules and regulations, we could be subject to an FTC enforcement action, fines or restrictions on our business practices.
We must comply with numerous federal regulations, including:
•Telephone Consumer Protection Act of 1991, or TCPA, which regulates the use of automatic dialing equipment and pre-recorded messages to contact consumers, and the Telemarketing Sales Rule, which has similar obligations as to telemarketing activities;
•the TRACED Act and corresponding regulations from the FCC, which require carriers to authenticate incoming calls using the STIR/SHAKEN caller ID framework and correspondingly compels providers of telecommunications services to implement capabilities to certify as authentic the traffic they provide to those carriers and to block transmission of certain calls;
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
•Federal Trade Commission Act and rules promulgated thereunder, which generally relate to avoiding unfair and deceptive trade practices, our advertising, use and deployment of certain AI-based services, and privacy practices; and
•state privacy laws require compliance with privacy frameworks and include disclosure obligations to consumers for whom we hold or process personal data including, but not limited to:
◦California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CCPA, which took effect on January 1, 2023;
◦Virginia Consumer Data Protection Act, or the VCDPA, which took effect on January 1, 2023;

◦Colorado Privacy Act, or the CPA, which took effect on July 1, 2023;
◦Connecticut Data Privacy Act, or CDPA, which took effect on July 1, 2023; and
◦Utah Consumer Privacy Act, or the UCPA, which took effect on December 31, 2023.
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
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulation of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. For example, in the European Union, the General Data Protection Regulation, or the GDPR, requires companies to meet new and extended requirements regarding the processing of personal data. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, among other comprehensive privacy laws around the world, we are subject to the UK’s Data Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and analogous provincial laws, and emerging U.S. state privacy laws, which collectively impose similar data privacy and security obligations on our processing of personal data. Our regulatory obligations in foreign jurisdictions could impact the use or cost of our solution in international locations as data protection and privacy laws and regulations around the world continue to evolve, and which may also address the use of certain types of AI-based systems and solutions within their scope.
Furthermore, we have defined and implemented a layered information governance program comprising a defined framework of policies, operational processes and controls. Our framework was developed using international, sector or "data type" specific standards including, but not limited to:
•International Organization for Standardization - ISO 27001:2013 Information Security Management Systems Standard;
•Payment Card Industry Data Security Standard. PCI DSS 3.2;
•AICPA - System and Organization Controls SOC 2, Type 2 Security and Availability criteria;
•Health Insurance Portability and Accountability Act (HIPAA) that is designed to protect the privacy and security of protected health information (PHI);
•ISO 27017 - Information technology – Security techniques – Code of practice for information security controls based on ISO/IEC 27002 for cloud services;
•ISO 27018 - Information technology — Security techniques — Code of practice for protection of personally identifiable information (PII) in public clouds acting as PII processors; and
•NIST 800-53 Rev 5 - Security and Privacy Controls for Information Systems and Organizations.
A key component of our framework is that it evolves based on the changing needs of our business, customer and regulatory framework requirements. Additionally, our framework is subject to annual independent verification audits performed by qualified and experienced external third parties who issue to us SOC 2 Type 2, PCI AOC, and HIPAA HiTech attestation reports, and who certify us to the ISO 27001:2013 Information Security Management System standard.
The legislative and regulatory scheme, as well as the information governance programs, relevant to telecommunications service providers and other solutions we provide will continue to evolve and can be expected to change the competitive environment for these services. It is not possible to predict how such evolution and changes will affect our business or our industry. If we do not comply with current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets, accept lower margins or raise the price of our services, any of which could harm our business and results of operations. See “Risk Factors — Risks Related to Regulatory Matters” under ITEM 1A of this Form 10-K for more information.
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
•Adverse economic conditions, including the impact of macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in Israel, and other factors, may continue to harm our business.
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
•We have established, and are continuing to increase, our network of technology solution distributors and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.

•Our quarterly and annual results may fluctuate significantly, including as a result of the timing and success of new product and feature introductions by us, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock.
•Our historical growth may not be indicative of our future growth, and even if we continue to grow rapidly, we may fail to manage our growth effectively.
•Failure to adequately retain and expand our sales force will impede our growth.
•Further development of our AI solutions may not be successful and may result in reputational harm and our future operating results could be materially harmed.
•The AI technology and features incorporated into our solution include new and evolving technologies that may present both legal and business risks.
•The use of AI by our workforce may present risks to our business.
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
•Security breaches and improper access to, use of, or disclosure of our data or our clients’ data, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation, our business or financial results.
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
Our quarterly and annual results of operations, including our revenues, profitability and cash flow have varied, and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period, or series of quarters or periods, should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•market acceptance of our solution, including new features and AI components that are added to our solution;
•if our existing clients terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we expect;
•adverse economic conditions, including the impact of macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in Israel, or other factors;
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
•seasonal factors that tend to cause our revenues in the first half of a year to be relatively lower than our revenues in the second half of a year;
•inaccessibility or failure of our cloud contact center software due to failures in the products or services provided by third parties;
•the amount and timing of costs and expenses related to our research and development efforts or in the acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•our ability to expand, and effectively utilize, our network of technology solution distributors, resellers and systems integrators;
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
We generally recognize subscription revenue from clients monthly as services are delivered. As a result, the vast majority of the subscription revenue we report in each quarter is derived from existing clients. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters. Accordingly, the effect of potential changes in our pricing policies or renewal rates, and significant downturns in sales, number of agent seats, market acceptance and implementation of our solution, within our installed base or from new clients, including as a result of the impact of macroeconomic deterioration, continued inflation, increased interest rates, decreased economic output and fluctuations in currency exchange rates, will typically not be reflected in our results of operations until future periods. For example, our installed base business, which typically contributes approximately half of our annual revenue growth, continues to experience macroeconomic headwinds. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients will be recognized over time as services are delivered. Moreover, many of our clients initially deploy our solution to support only a portion of their contact center agents and, therefore, we may not generate significant revenue from these new clients at the outset of our relationship, if at all. Any increase to our revenue and the value of these existing client relationships will only be reflected in our results of operations as subscription revenue is recognized, and if and when these clients increase the number of agent seats and the number of components of our solution they deploy over time.
Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our solution could affect our gross margins and operating results.
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of agent seats purchased by our clients, the increasing reliance on public cloud providers, and the level of usage and professional services and support required by our clients. For example, our larger clients typically require more professional services, and because our professional services offerings typically have lower margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts and expense. Selling to smaller clients may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, lower returns on sales and marketing expense, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our solution changes, our revenues and gross margins could decrease, and our operating results could be harmed.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred losses in each annual period since our inception in 2001. We incurred net losses of $81.8 million, $94.7 million and $53.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $404.9 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our solution and acquire new clients, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in sales and marketing and research and development and expand our business. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
Risks Related to Our Growth
Our historical growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2023, 2022 and 2021, our revenues were $910.5 million, $778.8 million and $609.6 million, respectively, representing year-over-year growth of 17% and 28%, respectively. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:

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
•respond to adverse economic conditions, including the impact of macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in Israel, or other factors;
• respond to general macro economic factors and industry and market conditions;
•further develop our partner ecosystem;
•strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced features and functionality, such as our AI enabled automation features;
•introduce our solution to new markets outside the United States and increase global awareness of our brand; and
•selectively pursue acquisitions that enhance our solution offerings.
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
Moreover, we continue to expand our headcount and operations. We grew from 1,549 employees as of December 31, 2020, to 2,138 employees as of December 31, 2021, to 2,380 employees as of December 31, 2022, and to 2,684 employees as of December 31, 2023. We anticipate that we will continue to expand our operations and headcount in the near term and beyond in accordance with our overall strategy and taking into consideration macroeconomic conditions. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. For example, we have continued to expand our international operations, including the formation of new legal entities, which will increase the complexity of our operations, administration and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulties or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
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
We leverage strategic relationships with third parties, such as CRM providers, WEM providers, systems integrators, telephony and other technology providers. For example, our relationship with CRM providers and systems integrators provide significant lead generation for new client opportunities. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. Our competitors may also have deeper or broader relationships with third parties, including a broader suite of products that are outside our core markets, that could give these competitors an advantage in establishing and maintaining relationships with these third parties. These strategic partners may cease to recommend our solution to prospective clients due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solution or increased revenue.
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
Our historical growth and recent adverse economic conditions make it difficult to evaluate and predict our current business and future prospects.
While we have been in existence since 2001, much of our employee, revenue and operations growth has occurred in recent years. Our historical growth may make it difficult for investors to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business.
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. These uncertainties are exacerbated by the effects of recent adverse economic conditions, including macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict, the impact of the conflict in Israel, or other factors. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this annual report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
Risks Related to Our Clients
If we are unable to attract new clients or sell additional seats, functionality and services to our existing clients, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new clients, add additional agent seats and sell additional seats, functionality and services to existing clients, and successfully get existing clients to renew their subscriptions on terms favorable to us. As our industry matures, as our clients experience macroeconomic issues or seasonal trends in their business, or as competitors introduce lower cost or differentiated products or services that are perceived to compete favorably with ours, our ability to add new clients and renew, maintain or sell additional services to existing clients could be harmed. As a result, our existing clients may not renew our agreements or may decrease their number of agent seats, and we may be unable to attract new clients or grow or maintain our business with existing clients, which could harm our revenue and growth. For example, our installed base business, which typically contributes approximately half of our annual revenue growth, continues to experience macroeconomic headwinds.
To grow our business, we plan to add new clients that are government entities. We have made, and plan to continue to make, investments to support future client opportunities in the government sector. Some U.S. government customers require that we be authorized under the FedRAMP to help satisfy their own legal and regulatory compliance requirements, which may require us to undertake additional actions and expense to ensure compliance. We are currently undergoing processes and procedures to obtain FedRAMP authorization, which processes and procedures are costly and time consuming. There are no assurances that we will be able to obtain such authorizations or that if obtained, this authorization will result in increased revenue or a sufficient return on our investment.
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
We expect to continue to derive a significant portion of our revenues from existing clients. As a result, retaining our existing clients is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Subscriptions and related usage by our existing clients may decrease if:
•our clients’ business or demand for our services slows or declines due to industry cycles, seasonality, business difficulties or other reasons, including the impact of macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict, the impact of the conflict in Israel, or other factors;
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
If clients fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements and intellectual property terms, we may terminate clients, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our clients may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, all of which risks may be exacerbated by the effects of macroeconomic deterioration, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict, the impact of the conflict in Israel, or other factors, any of which could harm our operating results, financial position and cash flow.
Our business could be harmed if our clients are not satisfied with the professional services and technical support provided by us or our partners.
Our business depends on our ability to satisfy our clients, not only with respect to our solution, but also with the professional services and technical support that are required for our clients to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. Our professional services offerings currently have negative margins. Accordingly, any increase in sales of professional services could harm our gross margins and operating results. We will need to continue to considerably expand our professional services and technical support in order to implement and support new and larger global client installations. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, would increase our costs and harm our operating results. If a client is not satisfied with the deployment and ongoing services performed by us or a third party, we could lose clients, miss opportunities to expand our business with these clients, incur additional costs, or suffer reduced (including negative) margins on our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective clients.
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
We have established, and are continuing to increase, our network of technology solution distributors and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.
We have established, and are continuing to increase, our network of technology solution distributors, which provide sales leads, and resellers. This network has helped us attract additional clients. Our resellers have assisted us in expanding in both domestic and international markets. These technology solution distributors and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential technology solution distributors or resellers to favor their services over ours, either through financial incentives, technological innovation, solution features or performance, by offering a broader array of products to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current technology solution distributors and resellers, fail to develop relationships with new technology solution distributors and resellers in new and existing markets, if we fail to manage, train, enable, or provide appropriate incentives to our existing technology solution distributors and resellers, or if our technology solution distributors and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed. Additionally, in order to effectively utilize our resellers, we must enhance our systems, develop specialized marketing materials and invest in educating resellers regarding our systems, product offerings and services. Our failure to accomplish these objectives could limit our success in marketing and selling our solution.
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
Our success depends in large part upon the capacity, stability, security and performance of our technical operations infrastructure, which currently relies upon a mix of external data centers and, increasingly, public cloud providers. From time-to-time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, telecom network outages, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems, or remediate them within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase our number of larger clients and attract increasingly larger clients than in the past, the number of users of our service and the product applications that run on our system, could harm our relationships with our clients, result in claims for credits or damages or other actions, damage our reputation, significantly reduce client demand for our solution, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, cause customer attrition, and harm our business.
We have experienced significant growth in the number of our larger clients, as well as the number of agent seats and interactions that our infrastructure supports. As the number of agent seats within our client base grows and our clients’ use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate and reliable availability, stability and performance, the availability of which may be limited or the cost of which may be prohibitive, and any failure may cause interruptions in service that may harm our business. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict our infrastructure requirements or efficiently improve our infrastructure, our business could be harmed.
We host our solution at geographically redundant data centers in the United States, the United Kingdom, Europe and Australia and from public cloud locations in Canada, the United Kingdom and Europe. Any failure or downtime in one of our data center facilities could affect a significant percentage of our clients. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so. While our data centers have redundant power, cooling and infrastructure, they are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, most of which is under the control of our data center operators, could result in service interruptions for our clients as well as equipment damage. Our data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, cyber attacks, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of our data center facilities could result in significant downtime for our solution and the loss of client data. Because our ability to attract and retain clients depends on our providing clients with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is a risk that service interruptions may occur as a result of server addition, relocation or other issues.
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
We plan to continue to further develop and enhance our AI-powered features, including integration of Generative AI technologies. While we aim for our AI-powered features to make agents more efficient and improve customer experience, our AI features may not achieve sufficient levels of accuracy or may not otherwise meet the needs of our clients. In addition, we may not be able to incorporate sufficient customer data and such data may contain biased or otherwise inaccurate information, resulting in unacceptable user experiences. Furthermore, our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered features and result in lost business. Should any of these factors or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
The AI technology and features incorporated into our solution include new and evolving technologies that may present both legal and business risks.
We have incorporated a number of AI-powered features into our solution, and are making investments in expanding our AI capabilities with Generative AI. Generative AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The incorporation of Generative AI-powered features into our solution may subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI and Generative AI technologies has not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use these technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. New laws have been adopted in the EU, and it is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
Uncertainty around and rapid evolution of Generative AI technologies may require additional investment, including research and development of new approaches and processes, which will be costly and increase our expenses. AI can generate written content which contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we seek to use Generative AI in a way that is designed to minimize these risks, there are still risks of such events occurring. Our failure to address these risks could harm our business, reputation, financial condition and results of operations. In addition, the use of AI, including Generative AI, involves significant technical complexity and requires specialized expertise, and competition for specialized personnel in the AI industry is intense. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operations.
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
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings, features and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses. Our research and development expenses totaled $156.6 million, $141.8 million and $106.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, other cash needs of our business, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
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
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Portugal, where we continue to increase our engineering and operations previously performed in Russia, and Australia, where additional portions of engineering and operations are now performed. In March 2022, we made a decision to close our Russia office and to establish a new European development center in Portugal. While approximately half of our Russian-citizen employees have received visas and have moved to Portugal, it was not feasible to move and retain all of the Russian-citizen employees in connection with growing our overall operations presence in Portugal, we have expanded recruiting and employment-related efforts in Portugal to further enhance our operations. We have and will continue to incur costs in connection with this transition, and during the transition we have and may continue to experience operational disruptions. There can be no assurance that our new Portuguese operations will be as effective or as efficient as our prior Russian operations, which could harm our business and results of operations. The future success of our business will depend, in part, on our ability to expand our operations and customer base to other countries, including our new location in Portugal.
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
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide client base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from clients outside the United States, with approximately 89% of our revenue for the year ended December 31, 2023 derived from clients with billing addresses in the United States.
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
Our business depends on the overall demand for cloud contact center software solutions, the economic health of our current and prospective clients and worldwide economic conditions. In addition to the United States, Canada, Europe, Latin America and Australia, we plan in the future to market and sell our solution in Asia and other international markets. Adverse economic conditions in these markets, including the impact of macroeconomic deterioration, continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in Israel, has and will likely continue to reduce overall demand for our solution, particularly in our installed base. These factors could also delay our clients' implementation of our solution, delay or lengthen sales cycles, delay international expansion, lower prices for our solution, and may also lead to longer collection cycles for payments due from our clients, as well as result in an increase in client bad debt. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which typically contributes approximately half of our annual revenue growth, continues to experience macroeconomic headwinds. All of these potential circumstances could lead to slower growth, or even a decline in, our revenues, operating results and cash flows.
Security breaches and improper access to, use of, or disclosure of our data or our clients’ data, or other cyber attacks on our systems, or those of third parties on which we rely, could result in litigation and regulatory risk, harm our reputation and our business.
Our solution involves the storage and transmission of our clients’ information, including information about our clients’ customers or other information treated by our clients as confidential. Unauthorized access, unauthorized use of our systems or those of third parties on which we rely or the data stored within those systems, security breaches or other cyber attacks could result in the loss of confidentiality, integrity and availability of such information or systems, leading to litigation, governmental investigations and enforcements actions, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solutions we provide, degrade the user experience, harm our reputation or cause clients to lose confidence in our solution.
We are required to comply with laws and regulations that require us to protect personal data and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches or other security events. While we have implemented security measures to protect client and other confidential information and minimize the risk of security breaches and other cyber attacks, if these measures fail as a result of a cyber-attack, software vulnerability, other third-party action, employee error, malfeasance or otherwise, and someone unlawfully or without authorization obtains access to our clients’ information, including personal data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we or our third party service providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data or the systems on which our data is stored or hosted. Such security breaches could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures fail to protect against unauthorized access, attacks, compromise or the mishandling of data by our employees, then our reputation, business, results of operations and financial condition could be adversely affected. Moreover, any failure on the part of third parties, including our clients or other hosting or service providers, to maintain appropriate security measures for their own systems could harm our relationships with our clients, result in claims against us for credits or damages, damage our reputation and significantly reduce client demand for our solution. Any or all of these issues could harm our ability to attract new clients, cause existing clients to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits (including class actions), governmental investigations and enforcement actions, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could materially harm our business, reputation or financial results.
If we are unable to attract and retain highly skilled leaders and other employees, our business and results of operations may be adversely affected.
To execute our growth plan, we must attract and retain highly qualified personnel, including key executives, senior management or other key employees, and we may incur significant costs, including stock-based compensation expense, to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty could be further exacerbated by any senior leadership or other key employee transitions we experience. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs.
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
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. For instance, in 2019, we acquired substantially all of the assets of Whendu LLC, or Whendu, including its iPaaS platform, in 2020, we acquired both Virtual Observer and Inference, and in 2023, we acquired Aceyus, Inc., or Aceyus. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target. In addition, there has been a number of recent transactions in our industry and adjacent industries, which could have a negative impact on us.
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
We have a substantial amount of debt. As of December 31, 2023, we had approximately $747.5 million in principal outstanding under our convertible senior notes issued in May and June 2020 that mature on June 1, 2025. See Note 6 to the consolidated financial statements.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2023, our intellectual property portfolio included three registered U.S. trademarks, two pending U.S. trademark applications, 16 issued U.S. patents, one pending U.S. patent application and one registered U.S. copyright. As of December 31, 2023, outside the U.S. we also had 10 trademark registrations, five issued patents, and three pending international PCT patent applications. The expiration dates of our issued patents range from 2030 to 2041. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, clients, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. As we expand into additional countries, these risks will be further enhanced. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
The legal and contractual environment surrounding contacting consumers using voice calls or text messages to their wireless phones is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or the FTC, and the FCC, and various states have laws including, at the federal level, the TCPA that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines, or placing non-autodialed telemarketing calls to individuals who do not wish to receive such calls. These laws require companies to institute processes and safeguards to comply with these restrictions. The legal interpretation of certain of the requirements of these laws continue to be in dispute before the courts and federal agencies, and it is possible that legal decisions and agency actions may further alter the legal requirements involved. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
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
On December 12, 2018, the FCC issued an order concluding that the Short Message Service, or SMS, or text messages, is an information service under federal law and not a telecommunications service. The regulatory significance to us is that the FCC’s decision gives wireless carriers the flexibility to block SMS messages if the carriers identify the messages as unwanted by their wireless customers. More recent FCC decisions also require wireless carriers to block certain calls and text messages. Such blocking efforts by carriers may make it more difficult for our clients to use SMS messages that are provided by us as a part of our overall communications and outreach solution for our clients. Further, on December 18, 2023, the FCC revised its mandate that a consumer’s prior written consent must be secured prior to initiating SMS messages to them that are telemarketing in nature. The revised rules require that such consent cannot be shared between multiple sellers or between different product and service lines. Thus, although SMS comprises only a very small portion of our revenue base, its future availability as an effective tool for communication and outreach for our clients and their customers is uncertain and could cause our solution to be less valuable to clients and potential clients.
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
We have accrued a contingent liability of $1.7 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, prior to registration. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 to the consolidated financial statements.
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
STIR/SHAKEN is a series of protocols and a governance framework in which the originating voice service provider attests to the calling party’s identity and is intended to ensure the caller’s ID has not been spoofed in order to reduce the number of illegal robocalls. The STIR/SHAKEN regulatory framework creates a significant business risk for companies such as ours that include clients that originate large volumes of telephone calls to consumers because, if an intermediate or terminating carrier is unable to verify the authenticity of an incoming call from one of our clients, they may, or may be required to block the call, preventing it from reaching the intended party, which would damage our relationship with our clients, and make our solution less attractive to our clients and potential clients.
In addition, the FCC required voice service providers to implement other robocall prevention measures, including registering with the FCC’s Robocall Mitigation Database and maintaining a robocall mitigation plan that includes conducting due diligence on customers to ensure they do not engage, or appear to engage, in robocalling or caller ID spoofing. Third party complaints and unusual calling patterns on end user bills must be investigated and the services of non-compliant clients terminated. Voice service providers must also participate in an Industry Traceback Group program to further demonstrate their commitment to preventing robocalls and caller ID spoofing. We have implemented these remedial measures to ensure that other carriers do not misidentify or block voice traffic originated by our clients. Although we believe we have achieved full compliance, the regulatory measures to prevent robocalling and caller ID spoofing are relatively new, complex and continue to change and therefore pose a risk to all voice service providers with respect to the possible misidentification and blocking of voice calls originated by their clients. These new compliance measures have and will increase our regulatory compliance and other costs, could make our solution less attractive to our clients, and any non-compliance could subject us to fines, damages and penalties, or injunctions precluding the use of our solutions or certain features thereof.

Our ability to offer services outside the United States is subject to different regulatory and taxation requirements, which may be complicated and uncertain.
As we continue to expand the sale and implementation of our solution internationally, we will be subject to additional regulations, taxes, surcharges and fees. Compliance with these new complex regulatory requirements differ from country to country, and are frequently changing and may impose substantial compliance burdens on our business. At times, it may be difficult to determine which laws and regulations apply and we may discover that we are required to comply with certain laws and regulations after having provided services for some time in that jurisdiction, which could subject us to retroactive taxes, fees and penalties, and we may be subject to conflicting requirements. Additionally, as we expand internationally, the risk that governments will regulate or impose new or increased taxes or fees on our services increases. Any such additional regulation or taxes could increase our costs and our tax payments, decrease the value of our international expansion, or impede our ability to expand internationally, and therefore harm our results of operations.
The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
We are subject to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our prior position that we were not subject to regulation as a USF contributor and as an international carrier.

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
We also made retroactive USF contributions based on our revenues for the period from 2008 to 2012. We have an unresolved and arguably dormant dispute with the FCC, however, regarding whether we are liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2023, we had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007. See Note 10 to the consolidated financial statements.
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
Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, access to and porting of numbers, USF contributions and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could impair our ability to sell our services to clients and could harm our business and results of operations.
The regulations to which we are subject (in whole or in part) include:
•the TRACED Act and corresponding regulations from the FCC, which requires carriers to authenticate incoming calls using the STIR/SHAKEN caller ID framework and correspondingly compels providers of telecommunications services to implement capabilities to certify as authentic the traffic they provide to those carriers, and to block transmission of certain calls;
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
As of December 31, 2023, we had federal, state and foreign net operating loss carryforwards due to prior period losses of $403.4 million, $298.6 million and $14.0 million, respectively, available to reduce future income subject to income taxes. If not utilized, $69.5 million of federal and various amounts of significant state net operating loss carryforwards will begin to expire in 2027 and 2028, respectively, $339.9 million of federal net operating losses, as well as the foreign net operating losses, do not expire. As of December 31, 2023, we also had gross research credit carryforwards for federal and California state tax purposes of $12.9 million and $7.5 million, respectively. The federal research credit carryforwards will expire between 2024 and 2043. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or IRC Section 382, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50 percentage points over a three-year period. Similar rules may apply under state tax laws. We experienced ownership changes prior to 2015 and the disclosed amounts of our net operating losses and research credit carryforwards have been reduced for the resulting effect of the IRC Section 382 limitations, as necessary. Subsequent or future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change” again, which would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income. This could potentially cause those tax attributes to expire unused or to be reduced, which would increase and accelerate our liability for income taxes. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our net operating loss carryforwards and harm our profitability.
Privacy concerns and domestic or foreign laws and regulations may reduce the demand for our solution, increase our costs and harm our business.
Our clients use our solution to collect, transfer, use, and otherwise process, collectively, Process or Processing, personal data regarding their customers and potential customers. The Processing of personal data and other types of protected data subjects us and our customers to a number of domestic and international laws that govern and regulate the Processing of personal data and other types of protected data. These laws regulate and address a range of issues including data privacy (e.g., restrictions or technological or process requirements regarding the Processing of data), cybersecurity (e.g., requirements for the protection of personal data against compromise of the confidentiality, integrity, or availability of personal data), breach notification, data governance, and risk management and reporting including as relevant to use of certain AI-based systems and solutions. These laws can vary substantially from jurisdiction to jurisdiction, and are rapidly evolving. Domestic and international government authorities are considering adopting, or may adopt, laws and regulations in the future, regarding the Processing of personal data obtained from consumers and individuals. Government authorities and, in some cases, private party litigants could pursue claims against us or our customers. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
In the U.S., there are numerous federal and state laws governing the privacy and security of personal data. For instance, we may be subject to FTC enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices in violation of the FTC Act. There are also state privacy laws, including the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, the Colorado Privacy Act, or CPA, the Connecticut Data Privacy Act, or CDPA, the Utah Consumer Privacy Act, or UCPA, and the Virginia Consumer Data Protection Act, or VCDPA, that set forth comprehensive privacy obligations regarding the Processing of personal data, which relevant State Attorney General or other state regulatory bodies can enforce. Other states have recently enacted their own versions of data privacy laws, and we expect this trend to continue. Some states also have enacted privacy laws focusing on particular types of information, such as health or biometric information, including Connecticut, Illinois, Nevada, and Washington, and private party litigants are exploring whether state wiretap laws, statutory invasion of privacy, and common law claims may be used to pursue privacy causes of action.

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

Jurisdictions outside of the EU are also considering and/or enacting comprehensive data protection legislation. For example, on July 8, 2019, Brazil enacted the General Data Protection Law, or the LGPD, and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information, or the APPI. Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties. Most recently, India enacted the Digital Personal Data Protection Act, 2023, which establishes a legal framework regulating the processing of personal data in India and processing outside of India if it is related to offering goods or services to individuals in India. The law is comparable to GDPR in many ways, but also has some distinct elements, which forthcoming regulations may further clarify. We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. Similarly, on November 1, 2021, China’s Personal Information Protection law came into effect, which places restrictions on the transfer of personal information to third parties within China or overseas. These regulations may deter customers from using services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant financial burden.
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
Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data protection practices. If so, we and our customers are at risk of enforcement actions taken by data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. In addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
U.S. state privacy laws, including the CCPA, CPA, CTDPA, UCPA and VCDPA could increase our costs and the costs of our clients to operate, limit the use of our solution or change the way we operate, and expose us to substantial fines and class action risk if we fail to comply, and lead to similar laws being enacted in other states.
The CCPA, CPA, CTDPA, UCPA, VCDPA, and other privacy laws in the United States apply to certain entities doing business in such states, and we and our qualifying customers were required to comply with applicable requirements as of the effective dates of the applicable state laws or corresponding regulations.
The U.S. state privacy laws establish a privacy framework for covered businesses by creating an expanded definition of personal data and creating new data privacy rights for eligible residents in those states, including the right to the right to access, delete or correct such data, the right to opt out of sales or use of their personal data for targeted advertising or profiling purposes, the right to limit the use and disclosure of their sensitive personal data and the right to be free from discrimination for exercising their rights. Eligible residents of those states may also appeal any decision or indecision related to the exercise of any of their data privacy rights. As required by the statutes, covered entities also have disclosure obligations to consumers for whom they collect or process personal data. Complying with these obligations involves continued expenditures that could increase as more consumers exercise their privacy law rights.
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

The effects of the U.S. state privacy laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We anticipate that more states may enact their own comprehensive or subject matter specific privacy legislation and provide consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal data of such consumers. These laws have prompted a number of proposals for new federal and state-level privacy legislation, and related legislation affecting the use of certain types of AI-based systems and services. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, all of which were outstanding as of December 31, 2023. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.
Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, including the 2025 convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this report. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate sufficient cash flows, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive to existing holders of our common stock. Our ability to obtain additional financing or refinance the 2025 convertible senior notes, or any future indebtedness, will depend on conditions in the capital markets and our financial condition at such time, among other factors. We may not be able to engage in any of these activities on favorable terms or at all, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition.
Subject to certain conditions, holders of the 2025 convertible senior notes have the right to require us to repurchase for cash all or any portion of their 2025 convertible senior notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2025 convertible senior notes) at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date.
Upon conversion of the 2025 convertible senior notes in accordance with their terms, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation through the payment of cash. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may be further limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase any 2025 convertible senior notes at a time when the repurchase is required by the indenture or to pay any cash payable on any future conversions as required by the indenture would constitute a default under the indenture. A default under the indenture would lead to, and the occurrence of the fundamental change itself may also lead to, a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the 2025 convertible senior notes when required, or to make cash payments upon conversions thereof.
If triggered, the conditional conversion feature of the 2025 convertible senior notes may adversely affect our financial condition and operating results.
If and to the extent the conditional conversion feature of our 2025 convertible senior notes is triggered, holders of the 2025 convertible senior notes will be entitled to convert their 2025 convertible senior notes at any time during specified periods at their option. During the three months ended December 31, 2023, the conversion features of the 2025 convertible senior notes were not triggered. Accordingly, holders of the 2025 convertible senior notes are not entitled to convert their convertible senior notes from January 1, 2024 to March 31, 2024. Whether the 2025 convertible senior notes will be convertible after March 31, 2024 will depend on the satisfaction of the conversion conditions.
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
Transactions relating to the 2025 convertible senior notes may dilute the ownership interests of our existing stockholders or adversely affect the market price of our common stock; the trading price of our 2025 convertible senior notes may be affected by volatility in the price of our common stock.
The conversion of some or all of the 2025 convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the 2025 convertible senior notes elect to convert their notes, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the convertible senior notes. Historically, we have elected to satisfy our convertible senior note conversion obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such convertible senior note holders. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.
In addition, in connection with the issuance of the 2025 convertible senior notes, we entered into capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to holders of our common stock upon any conversion or settlement of the 2025 convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of such 2025 convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap under the terms of the capped call transactions. We expect that the Option Counterparties or their respective affiliates may from time to time purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock in connection with their hedging activities relating to the capped call transactions. The Option Counterparties or their respective affiliates also may modify their hedge positions by entering into or unwinding such derivative transactions and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the applicable maturity of the 2025 convertible senior notes. These activities could negatively affect the market price of our common stock.
Volatility and declines in the trading price of our common stock may result in decreases in the trading prices of our 2025 convertible senior notes. Our 2025 convertible senior notes do not trade in a liquid market and are thus subject to increased volatility, particularly when our common stock price is volatile.
General Risk Factors
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2023, the sale price per share of our common stock ranged from a low of $51.50 to a high of $87.94. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations or declines in our operating results;
•the impact of adverse economic conditions, including the impact of macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in Israel, or other factors;
•loss of clients or a reduction, or slower growth, in subscriptions or features subscribed to by our existing clients;

•any major change in our board of directors or management;
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
•loss of key personnel;
•developments with respect to patents or proprietary rights; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events, which would be unrelated to our business and industry, and outside of our control.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, particularly in connection with the continued macroeconomic deterioration, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the Russia-Ukraine conflict and the conflict in Israel. Stock prices of many technology companies have recently declined, including in some cases in a manner unrelated or disproportionate to the operating performance of those companies. These and other factors may disproportionately impact the trading price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of volatility. If we were to become involved in such securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Information Security Management Strategy
We have developed, implemented and maintain a formal “risk based" Information Security Management System, or ISMS, that is designed to protect the confidentiality, integrity, and availability of the information contained within our systems. ISMS complies with a number of internationally recognized standards for information security, including the ISO 27001:2013 Standard for Information Security, AICPA System and Organization Controls (SOC) for the criteria of Security and Availability; the Payment Card Industry Data Security Standard 3.2.1, or PCI DSS 3.2.1, the global standard for the payment card industry. In accordance with these international standards, and included in the ISMS, is our cybersecurity incident response process and plan.
In the event of a potential cybersecurity incident, our Chief Information Security Officer, or CISO, is notified of the incident and assembles an Incident Response Team, which is comprised of individuals who have the necessary technical, operational, and regulatory knowledge to assist the CISO. Typically, senior members of our engineering, operations, security, compliance/data protection office, and legal functions comprise the Incident Response Team. The Incident Response Team will conduct an assessment to determine the nature and scope of the incident and manages the incident in accordance with our incident response procedures until the incident is contained and resolved. The Incident Response Team will document findings and make them available to the Incident Classification Team, which is comprised of our CISO, Executive Vice President of Production Engineering, Chief Information Officer, Chief Legal & Compliance Officer, or CLO, Chief Operating Officer, Chief Financial Officer, and their respective delegates. The Incident Classification Team is responsible for assessing the incident and notifying members of our management and our Board. Our Chief Executive Officer, CLO and CISO, in conjunction with third party experts, including outside legal counsel and our internal disclosure committee, are responsible for coordinating external communications and disclosures, including with the Securities and Exchange Commission.
Our ISMS has a risk based formulation. The cybersecurity risk process within the ISMS is an integral component of our enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Cybersecurity incidents and their associated risks are integrated into the enterprise risk management program, where appropriate mitigating strategies are determined and acted upon to mitigate cyber security risks.
Our ISMS and cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for (1) recommending and implementing appropriate technologies to mitigate the cyber security risks; (2) monitoring internal systems and taking appropriate action in the event of alerts; (3) monitoring the threat landscape; and (4) our response to cybersecurity incidents and management of the incident response process and the Incident Response Team;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including but not limited to outside legal counsel, reputable third-party firms for 24/7 threat monitoring, detection and response, and third-party experts for conducting periodic process assessments to help us evaluate and enhance our cybersecurity practices;
•cybersecurity awareness training of our employees, incident response personnel, and senior management, which covers a variety of topics designed to educate our employees about the importance of cybersecurity awareness, highlight typical cybersecurity-related risks and issues, such as phishing attacks and other methods used to attempt to infiltrate our systems, and test that awareness using knowledge assessments and simulations;
•external cybersecurity consultants, including Palo Alto Networks Unit 42 Incident Response team, supervised by our Incident Response Team and Incident Classification Team;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•a third-party risk management process for service providers, suppliers, and vendors, pursuant to which we require such third parties to maintain certain security controls and assess their compliance with these requirements; and
•independent third party assessments and audits of our ISMS to determine if it meets the requirements of international information security standards such as ISO 27001:2013, PCI DSS 3.2.1, HIPAA HiTech, AICPA SOC criteria for Security and Availability requirements.
We have not identified risks from known cybersecurity incidents, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and the full Board has direct oversight of cybersecurity and other information technology risks as well as oversees management’s implementation of our cybersecurity risk management program. Several of our Board members have substantial cybersecurity experience and have experience in the field, including Ms. Julie Iskow, Ms. Sue Barsamian, Mr. David Welsh and Mr. David DeWalt.
Our Board receives quarterly reports from management on our cybersecurity processes and risks. In addition, management updates the Board, as necessary, regarding cybersecurity incidents, including those that are immaterial.
Our Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CISO and internal security staff as part of the Board’s continuing education on topics that impact public companies.
Our management, including our CISO, oversees cybersecurity threats using our Incident Response Team and Incident Classification Team. Our management is responsible for assessing and managing our material risks from cybersecurity threats and incidents and has the primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management, including our CISO, brings a wealth of knowledge and expertise to our company. Our CISO has experience in roles including VP Product Security at Palo Alto Networks, VP Product Security at SAP Ariba as well as CISO for SAP Sales Cloud, which demonstrates a proven track record in developing and implementing robust cybersecurity strategies, managing large-scale security operations, and leading incident response initiatives. Our CISO has a deep understanding of emerging cyber threats and technological advancements and is adept at ensuring compliance with regulatory requirements and industry standards, while fostering a culture of security awareness throughout the organization.
Our management, through and in conjunction with the Incident Response Team and Incident Classification Team, supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. Properties
We currently lease approximately 180,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2023 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	104,000	January 2031
The Philippines	Technical support, training and other professional services	26,600	July 2026
Portugal	Portions of engineering and operations	20,600	August 2025
Australia	Research and development, sales, marketing and client support services	14,000	October 2027
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party facilities in Santa Clara, California; Atlanta, Georgia; and Slough, England, which require monthly payments for a fixed period of time in exchange for certain guarantees of space, and network and telecommunication availability. These agreements expire at various dates through 2028.
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
Number of Common Stock Holders
On February 16, 2024, there were 12 stockholders of record of our common stock who held an aggregate of 73,326,608 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index, the NASDAQ Computer Index, and the NASDAQ Computer and Data Processing Index. The period shown commences on December 31, 2018 and ends on December 31, 2023. The graph assumes $100 was invested at the close of market on December 31, 2018 in the common stock of Five9, the Russell 2000 Index, the NASDAQ Computer Index, and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of any dividends. Commencing this year, we have started to compare our common stock to the NASDAQ Computer Index and will cease using the NASDAQ Computer and Data Processing Index as that index is no longer available. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of 5 years Cumulative Total Return
Assumes Initial Investment of $100

500
400
300
200
100
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Five9, Inc.
Russell 2000 Index
NASDAQ Computer Index
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

Overview
We are a pioneer and leading provider of intelligent cloud contact centers with more than 3,000 clients. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premise contact center systems to our cloud solution. Our solution, comprised of our VCC cloud platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our VCC cloud platform matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premise contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our client’s requirements.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2023, 2022 and 2021, subscription and related usage fees accounted for 92%, 91% and 92% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions, including macroeconomic deterioration, the Russia-Ukraine conflict and the conflict in Israel.
Macroeconomic factors include the global economic slowdown, continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which typically contributes approximately half of our annual revenue growth, continues to experience macroeconomic headwinds.
In March 2022, we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the years ended December 31, 2023 and 2022, we incurred approximately $2.8 million and $7.9 million in costs related to the closure and relocation of our Russian operations, of which $0.1 million and $0.7 million was recorded in cost of revenue, $1.7 million and $5.9 million was recorded in research and development expense, $0.5 million and $1.4 million was recorded in general and administrative expense and $0.5 million and $(0.1) million was recorded in interest income and other in our consolidated statements of operations and comprehensive loss. Going forward, we do not expect to incur additional material costs related to the closure and relocation of our Russia operations. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
Key GAAP Operating Results
Our revenue increased to $910.5 million for the year ended December 31, 2023, from $778.8 million and $609.6 million for the years ended December 31, 2022 and 2021, respectively. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the years ended December 31, 2023, 2022 and 2021, no single client accounted for more than 10% of our total revenue. As of December 31, 2023, we had over 3,000 clients across multiple industries with a wide range of seat sizes. We had a net loss of $81.8 million, $94.7 million and $53.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended December 31,
	2023	2022
Annual Dollar-Based Retention Rate	110%	115%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to macroeconomic headwinds we started experiencing in 2022 and continued to experience throughout 2023.

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest (income) and other, (5) exit costs related to the closure and relocation of our Russian operations, (6) acquisition and related transaction costs and one-time integration costs, (7) contingent consideration expense, (8) lease amortization for finance leases, (9) refund for prior year overpayment of USF fees, (10) provision for income taxes, and (11) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(81,764)	$(94,650)
Non-GAAP adjustments:
Depreciation and amortization (1)	48,515	44,671
Stock-based compensation (2)	206,292	172,507
Interest expense	7,646	7,493
Interest (income) and other	(26,799)	(4,813)
Exit costs related to closure and relocation of Russian operations (3)	2,313	7,190
Acquisition and related transaction costs and one-time integration costs	6,780	6,901
Contingent consideration expense	—	260
Lease amortization for finance leases	941	—
Refund for prior year overpayment of USF fees	—	(3,511)
Provision for income taxes	2,341	4,388
Adjusted EBITDA	$166,265	$140,436

(1) Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$38,559	$34,955
Research and development	3,583	3,164
Sales and marketing	65	4
General and administrative	6,308	6,548
Total depreciation and amortization	$48,515	$44,671

(2) See Note 7 to the consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Exit costs related to the closure and relocation of our Russian operations were $2.8 million during the year ended December 31, 2023. The $2.3 million adjustment presented above was net of $0.5 million included in “Interest (income) and other.” Exit costs related to the closure and relocation of our Russian operations were $7.9 million during the year ended December 31, 2022. The $7.2 million adjustment presented above was net of $0.8 million included in “Depreciation and amortization” and $(0.1) million included in “Interest (income) and other.”
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
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs, amortization of acquired technology and amortization of internal-use software development costs. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, client support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale.
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

Results of Operations for the Years Ended December 31, 2023 and 2022
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	48%	47%
Gross profit	52%	53%
Operating expenses:
Research and development	17%	18%
Sales and marketing	32%	34%
General and administrative	14%	12%
Total operating expenses	63%	64%
Loss from operations	(11)%	(11)%
Other income (expense), net:
Interest expense	(1)%	(1)%
Interest income and other	3%	1%
Total other income (expense), net	2%	—%
Loss before income taxes	(9)%	(11)%
Provision for income taxes	—%	1%
Net loss	(9)%	(12)%
Year-to-year comparisons between 2022 and 2021 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2022, which specific discussion is incorporated herein by reference.

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Revenue	$910,488	$778,846	$131,642	17%
The increase in revenue for 2023 compared to 2022 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$432,690	$367,501	$65,189	18%
% of Revenue	48%	47%
The increase in cost of revenue for 2023 compared to 2022 was primarily due to a $19.1 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, an $18.4 million increase in personnel costs driven mainly by increased headcount, higher salaries and increased stock-based compensation costs, an $18.0 million increase in third-party hosted software costs driven by increased client activities, an $8.4 million increase in USF contributions and other federal telecommunication service fees due to increased client usage and a change in methodology in the prior year, which resulted in a $3.5 million refund for 2020 that was received in

2022, a $2.0 million increase in office, facilities and related costs, and a $1.0 million increase in amortization of capitalized internal-use software development costs, partially offset by a $1.6 million decrease in usage and carrier costs due to a rate reduction and a $1.5 million decrease in staff augmentation costs related to implementation of our solutions.
Gross Profit

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$477,798	$411,345	$66,453	16%
% of Revenue	52%	53%
The increase in gross profit for 2023 compared to 2022 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Research and development	$156,582	$141,794	$14,788	10%
% of Revenue	17%	18%
The increase in research and development expenses for 2023 compared to 2022 was primarily due to a $20.0 million increase in personnel-related costs driven mainly by an increase in stock-based compensation costs, increased headcount and higher salaries, and a $1.4 million increase in office, facilities and related costs, offset in part by a $8.0 million increase in research and development costs that qualified for capitalization.
Sales and Marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$296,713	$261,990	$34,723	13%
% of Revenue	32%	34%
The increase in sales and marketing expenses for 2023 compared to 2022 was primarily due to a $14.9 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, a $14.2 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, a $1.9 million increase in travel costs as a result of an increase in business travel, and a $1.2 million increase in office, facilities and related costs. The increases in sales and marketing expenses were primarily due to the execution of our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increased advertising and other marketing expenses to increase our brand awareness.

General and Administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$123,079	$95,143	$27,936	29%
% of Revenue	14%	12%
The increase in general and administrative expenses for 2023 compared to 2022 was primarily due to a $23.4 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries, and a $5.1 million increase in legal and other professional service costs primarily as a result of the expenses incurred in connection with the Aceyus acquisition and other strategic activities.
Other Income (Expense), Net

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(7,646)	$(7,493)	$(153)	2%
Interest income and other	26,799	4,813	21,986	457%
Total other income (expense), net	$19,153	$(2,680)	$21,833	815%
% of Revenue	2%	(1)%
Interest expense remained consistent for 2023 compared to 2022 as it primarily related to our 2025 convertible senior notes for which the aggregate outstanding principal amount remained unchanged during 2022 and 2023. See Note 6 to the consolidated financial statements for further details.
The increase in interest income and other for 2023 compared to 2022 was primarily due to higher interest income on our marketable investments, offset in part by an increase in foreign currency transaction losses during this period.
Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of December 31, 2023, we had $756.8 million in working capital, which included $143.2 million in cash and cash equivalents, and $587.1 million in marketable investments. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from December 31, 2023. The 2023 convertible senior notes matured on May 1, 2023 and were settled in a combination of cash and shares of our common stock. Upon maturity, the outstanding capped calls associated with the repurchase and early settlements of $194.7 million 2023 convertible senior notes were settled, which resulted in us receiving 370,877 shares of our common stock and $74.5 million. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, growth within our installed base, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and expanding our operations in Portugal and any operational disruptions due to this transition, and the effect of the length and severity of the current economic downturn, the Russia-Ukraine conflict, and the conflict in Israel on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our recent acquisition of Aceyus in August 2023, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the conflict in Israel. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$128,838	$88,865
Net cash (used in) provided by investing activities	(259,562)	30,963
Net cash provided by (used in) financing activities	94,579	(30,232)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,145)	$89,596
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
Net cash provided by operating activities was $128.8 million during the year ended December 31, 2023. Net cash provided by operating activities resulted from our net loss of $81.8 million, adjustments to reconcile net loss to net cash provided by operating activities of $317.1 million, primarily consisting of $206.3 million of stock-based compensation, $55.4 million of amortization of deferred contract acquisition costs,$48.5 million of depreciation and amortization, $12.6 million of amortization of operating lease right-of-use assets, $3.7 million of amortization of issuance costs on our convertible senior notes and $(11.4) million of accretion of discount on marketable investments, partially offset by use of cash for operating assets and liabilities of $(106.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $(259.6) million in 2023 was comprised of $795.0 million related to purchases of marketable investments, $80.6 million, in connection with the acquisition of Aceyus, net of cash acquired, $31.2 million in capital expenditures and $9.5 million in capitalized software development costs, offset in part by $656.8 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $94.6 million in 2023 was related to $74.5 million of cash received from the settlement at maturity of the outstanding capped calls associated with the repurchase and early settlements of the 2023 convertible senior notes, $15.9 million from the sale of common stock under our employee stock purchase plan, and cash proceeds of $9.1 million from the exercise of stock options, offset in part by $3.3 million related to payments of employee taxes related to vested RSUs, $1.0 million of payments related to finance leases, $0.5 million of holdback payment related to an acquisition, and $0.2 million of cash paid in connection with 2023 convertible senior note settlements.

Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. As of December 31, 2023, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
In May 2018, we issued $258.8 million aggregate principal amount of our 2023 convertible senior notes in a private offering. The 2023 convertible senior notes matured on May 1, 2023 and the remaining principle amounts were settled in a combination of cash and shares of our common stock.
See Note 6 to the consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days notice. We had outstanding operating lease obligations of $52.0 million as of December 31, 2023, with $12.3 million payable within 12 months, $16.4 million payable within one to three years, $11.6 million payable within three to five years, and $11.7 million after five years. We also had outstanding finance lease obligations of $5.0 million as of December 31, 2023, with $2.0 million payable within 12 months, and $3.0 million payable within one to three years. See Note 13 to the consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of December 31, 2023, we had outstanding cloud services and software and maintenance agreement commitments totaling $104.4 million, of which $33.0 million is expected to be purchased in 2024, $45.6 million is expected to be purchased in 2025 and the remaining $25.8 million is expected to be purchased in 2026.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of December 31, 2023, we had outstanding hosting and telecommunication usage services obligations of $14.9 million, with $7.9 million payable within 12 months, $5.0 million payable within one to three years, and $2.0 million payable within three to five years.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $730.3 million as of December 31, 2023. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of December 31, 2023, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million. The fair value of the 2025 convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the 2025 convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2025 convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the 2025 convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $8.5 million on our operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria, established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the sufficiency of audit evidence over revenues from subscription services and related usage
As discussed in Note 1 to the consolidated financial statements, the Company charges clients subscription fees, usually billed on a monthly basis, for access to the Company’s Virtual Contact Center (VCC) solution. For the year ended December 31, 2023, the Company recorded $910,488 thousand of revenue. The subscription fees are primarily based on the number of agent seats as well as the specific VCC functionalities and applications deployed by the client. Agent seats are defined as the maximum number to named agents allowed to concurrently access the VCC cloud platform. Substantially all of the Company’s clients purchase both subscriptions and related telephony usage. The related usage fees are generally based on the volume of minutes used for inbound and outbound client interactions. There are high volumes of subscription and related usage transactions processed across multiple information technology (IT) systems.
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
Santa Clara, California
February 21, 2024

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$143,201	$180,520
Marketable investments	587,096	433,743
Accounts receivable, net	97,424	87,494
Prepaid expenses and other current assets	34,622	29,711
Deferred contract acquisition costs, net	61,711	47,242
Total current assets	924,054	778,710
Property and equipment, net	108,572	101,221
Operating lease right-of-use assets	38,873	44,120
Finance lease right-of-use assets	4,564	—
Intangible assets, net	38,323	28,192
Goodwill	227,412	165,420
Marketable investments	—	885
Other assets	16,199	11,057
Deferred contract acquisition costs, net — less current portion	136,571	114,880
Total assets	$1,494,568	$1,244,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,399	$23,629
Accrued and other current liabilities	62,131	58,536
Operating lease liabilities	10,731	10,626
Finance lease liabilities	1,767	—
Deferred revenue	68,187	57,816
Convertible senior notes	—	169
Total current liabilities	167,215	150,776
Convertible senior notes - less current portion	742,125	738,376
Operating lease liabilities — less current portion	36,378	41,389
Finance lease liabilities — less current portion	2,877	—
Other long-term liabilities	7,888	3,979
Total liabilities	956,483	934,520
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 73,317 shares and 71,047 shares issued and outstanding as of December 31, 2023 and 2022, respectively	73	71
Additional paid-in capital	942,280	635,668
Accumulated other comprehensive income (loss)	582	(2,688)
Accumulated deficit	(404,850)	(323,086)
Total stockholders’ equity	538,085	309,965
Total liabilities and stockholders’ equity	$1,494,568	$1,244,485
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$910,488	$778,846	$609,591
Cost of revenue	432,690	367,501	271,099
Gross profit	477,798	411,345	338,492
Operating expenses:
Research and development	156,582	141,794	106,897
Sales and marketing	296,713	261,990	193,929
General and administrative	123,079	95,143	93,916
Total operating expenses	576,374	498,927	394,742
Loss from operations	(98,576)	(87,582)	(56,250)
Other income (expense), net:
Interest expense	(7,646)	(7,493)	(8,027)
Interest income and other	26,799	4,813	(8)
Total other income (expense), net	19,153	(2,680)	(8,035)
Loss before income taxes	(79,423)	(90,262)	(64,285)
Provision for (benefit from) income taxes	2,341	4,388	(11,285)
Net loss	$(81,764)	$(94,650)	$(53,000)
Net loss per share:
Basic and diluted	$(1.13)	$(1.35)	$(0.79)
Shares used in computing net loss per share:
Basic and diluted	72,048	69,920	67,512
Comprehensive Loss:
Net loss	$(81,764)	$(94,650)	$(53,000)
Other comprehensive income (loss)	3,270	(2,401)	(622)
Comprehensive loss	$(78,494)	$(97,051)	$(53,622)
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	66,496	$67	$476,941	$335	$(198,179)	$279,164
Cumulative effect adjustment due to adoption of ASU 2020-06(1)	—	—	(168,412)	—	22,743	(145,669)
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	454	—	(353)	—	—	(353)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(69)	—	9	—	—	9
Issuance of common stock upon exercise of stock options	389	—	7,402	—	—	7,402
Issuance of common stock upon vesting of restricted stock units	1,097	1	(2)	—	—	(1)
Issuance of common stock under ESPP	121	—	15,397	—	—	15,397
Stock-based compensation	—	—	108,805	—	—	108,805
Other comprehensive loss	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	(53,000)	(53,000)
Balance as of December 31, 2021	68,488	68	439,787	(287)	(228,436)	211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	574	1	(281)	—	—	(280)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(119)	—	10	—	—	10
Issuance of common stock upon exercise of stock options	531	1	8,521	—	—	8,522
Issuance of common stock upon vesting of restricted stock units	1,383	1	—	—	—	1
Issuance of common stock under ESPP	190	—	13,413	—	—	13,413
Stock-based compensation	—	—	174,218	—	—	174,218
Other comprehensive loss	—	—	—	(2,401)	—	(2,401)
Net loss	—	—	—	—	(94,650)	(94,650)
Balance as of December 31, 2022	71,047	71	635,668	(2,688)	(323,086)	309,965
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	491	—	9,127	—	—	9,127
Issuance of common stock upon vesting of restricted stock units	1,844	2	(2)	—	—	—
Shares held for tax withholdings	(40)	—	(3,270)	—	—	(3,270)
Issuance of common stock under ESPP	344	—	15,927	—	—	15,927
Stock-based compensation	—	—	210,377	—	—	210,377
Other comprehensive income	—	—	—	3,270	—	3,270
Net loss	—	—	—	—	(81,764)	(81,764)
Balance as of December 31, 2023	73,317	$73	$942,280	$582	$(404,850)	$538,085

(1)Effective January 1, 2021, the Company adopted ASU 2020-06. Accordingly, the Company recorded a net reduction to opening accumulated deficit of $22.7 million and a net reduction to opening additional paid-in capital of $168.4 million as of January 1, 2021 due to the cumulative impact of adopting this new standard.

See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(81,764)	$(94,650)	$(53,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,515	44,671	38,732
Amortization of operating lease right-of-use assets	12,642	10,377	8,698
Amortization of deferred contract acquisition costs	55,384	41,034	26,050
(Accretion of discount) amortization of premium on marketable investments	(11,351)	(90)	6,385
Provision for credit losses	989	1,105	808
Stock-based compensation	206,292	172,507	108,805
Amortization of discount and issuance costs on convertible senior notes	3,749	3,743	3,957
Deferred taxes	53	3,088	(6,907)
Change in fair value of contingent consideration	—	260	5,640
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(5,900)	—
Other	807	188	396
Changes in operating assets and liabilities:
Accounts receivable	(9,844)	(4,899)	(35,986)
Prepaid expenses and other current assets	(3,532)	661	(14,193)
Deferred contract acquisition costs	(91,544)	(85,197)	(71,380)
Other assets	(3,988)	(319)	(1,216)
Accounts payable	2,932	845	4,305
Accrued and other current liabilities	(9,274)	(7,878)	20,045
Deferred revenue	4,958	13,176	10,462
Other long-term liabilities (including non-current portions of operating and finance lease liabilities)	3,814	(3,857)	(22,603)
Net cash provided by operating activities	128,838	88,865	28,998
Cash flows from investing activities:
Purchases of marketable investments	(795,002)	(435,768)	(680,490)
Proceeds from sales of marketable investments	1,211	600	44,288
Proceeds from maturities of marketable investments	655,588	524,568	527,940
Purchases of property and equipment	(31,234)	(52,272)	(42,216)
Capitalization of internal-use software development costs	(9,537)	(3,899)	—
Payments of initial direct costs	—	(266)	—
Cash paid for an equity investment in a privately-held company	—	(2,000)	—
Cash paid to acquire Aceyus, Inc.	(80,588)	—	—
Net cash (used in) provided by investing activities	(259,562)	30,963	(150,478)
Cash flows from financing activities:
Repurchase of a portion of 2023 convertible senior notes, net of costs	—	(34,067)	(24,688)
Repayment of outstanding 2023 convertible senior notes at maturity	(169)	—	—
Cash received from the settlement at maturity of the outstanding capped calls associated with the 2023 convertible senior notes	74,453	—	—
Proceeds from exercise of common stock options	9,127	8,522	7,402
Proceeds from sale of common stock under ESPP	15,927	13,413	15,397
Payment of employee taxes related to vested RSUs	(3,270)	—	—
Payment of contingent consideration liability up to acquisition-date fair value	—	(18,100)	—
Payment of holdbacks related to acquisitions	(500)	—	(5,000)
Payments of finance leases	(989)	—	(612)
Net cash provided by (used in) financing activities	94,579	(30,232)	(7,501)
Net (decrease) increase in cash and cash equivalents	(36,145)	89,596	(128,981)
Cash and cash equivalents:
Beginning of year	180,987	91,391	220,372
End of year	$144,842	$180,987	$91,391
Supplemental disclosures of cash flow data:
Cash paid for interest	$3,897	$3,744	$4,073
Cash paid for income taxes	1,589	1,033	31
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	11,243	12,332	13,871
Capitalization of leasehold improvement through non-cash lease incentive	—	109	5,121
Stock-based compensation included in capitalized software development costs	4,085	1,711	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$180,520	$90,878	$220,372
Restricted cash in other assets	467	513	—
Total cash, cash equivalents and restricted cash	$180,987	$91,391	$220,372
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$143,201	$180,520	$90,878
Restricted cash in other assets	1,641	467	513
Total cash, cash equivalents and restricted cash	$144,842	$180,987	$91,391
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities resulting from foreign currency transactions are adjusted to reflect the exchange rate as of the balance sheet date. Foreign currency transaction gains and losses were not significant in any period and are reported in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. The Company’s cash equivalents consist of investments in money market funds and U.S. treasury securities.
Marketable Investments
The Company’s marketable investments consist of U.S. agency securities and government sponsored securities, U.S. treasury securities, certificates of deposit, municipal bonds, corporate bonds and commercial paper. The Company determines the appropriate classification of its investments in marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale. The intent is that all marketable investments are available for use in the Company’s current operations, including marketable investments with maturity dates greater than one year from December 31, 2023. Marketable investments are carried at fair value.
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at three large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $141.1 million and $178.6 million as of December 31, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts.

As of December 31, 2023, there was one client which represented 11% of accounts receivable. As of December 31, 2022, no single client represented more than 10% of accounts receivable. For the years ended December 31, 2023, 2022 and 2021, no single client represented more than 10% of revenue.
Provision for Credit Losses
The Company uses an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its provision for credit losses on its trade accounts receivables, unbilled accounts receivables and contract assets.
The following table presents the changes in the provision for credit losses (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$262	$220
Add: bad debt expense	989	1,105
Less: write-offs, net of recoveries	(987)	(1,063)
Balance, end of period	$264	$262
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization, and is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Lives
Computer and network equipment	3 to 5 years
Computer software	3 years
Internal-use software development costs	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
The Company capitalizes certain qualifying costs incurred during the development stage of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development as incurred. Preliminary project activities include conceptual formulation, evaluation and final selection of alternatives, planning, proof of concept and requirement analysis of the selected alternative. The post-implementation stage begins when the internal-use software is ready for its intended use, and includes all internal and external training and application maintenance activities. Capitalized internal-use software development costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is three years. The related amortization expense is recognized in cost of revenue in the consolidated statements of operations and comprehensive loss.
Maintenance and repairs of property and equipment are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.
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
The Company performs testing for impairment of goodwill in its fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. A qualitative assessment is first made to determine whether it is necessary to perform the quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company; (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second quantitative assessment will be performed, involving a comparison between the estimated fair values of the Company’s single reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, an impairment charge is recorded for the excess. The Company may elect to bypass the qualitative assessment and proceed to perform the quantitative goodwill impairment test.
Intangible assets, consisting of acquired developed technology, trademarks and customer relationships, are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to eight years. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships is included in sales and marketing expense. Amortization expense related to domain names is included in general and administrative expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
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
Advertising Costs
The Company primarily advertises its services through the internet and in conjunction with partners. Advertising costs are expensed as incurred and were $31.3 million, $28.1 million and $20.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees the Company pays to third parties. The Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. Commission expense was $61.5 million, $47.3 million and $31.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock-Based Compensation
All stock-based compensation granted to employees and non-employee directors is measured at the grant date fair value of the award. The Company estimates the fair value of stock options under the Company’s Equity Incentive Plans and purchase rights under the Company’s 2014 Employee Stock Purchase Plan (“2014 ESPP Plan” or “ESPP”) using the Black-Scholes option-pricing model. The fair value of restricted stock units (“RSUs”), including performance-based restricted stock units (“PRSUs”) subject to performance conditions, is equal to the fair value of the Company’s common stock on the date of grant. The fair value of PRSUs subject to market conditions are determined using a Monte Carlo Simulation model. Compensation expense is recognized net of actual forfeitures over the service period, which is generally the vesting period.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2023 and 2022, the Company recorded a full valuation allowance against the U.S. net deferred tax assets because of its history of operating losses in the United States. As of December 31, 2023, the Company recognized a net deferred tax asset balance of $3.8 million related to its operations in Australia and Portugal, and placed a valuation allowance against its UK net deferred tax asset balance due to its recent history of losses. As of December 31, 2022, the Company recognized a net deferred tax asset balance of $3.8 million related to its operations in the UK and Australia. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
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
Indemnification
The Company, in the ordinary course of business, enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2023 and 2022.
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
Recent Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This ASU is effective for the Company’s fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the effective tax rate reconciliation and additional information on income taxes paid. This ASU is effective for the Company’s fiscal years beginning after December 15, 2024. Early adoption is permitted and may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, net	$97,424	$87,494

Deferred contract acquisition costs, net:
Current	$61,711	$47,242
Non-current	136,571	114,880
Total deferred contract acquisition costs, net	$198,282	$162,122

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$4,106	$3,401
Contract liabilities (deferred revenue)	68,187	57,816
Noncurrent contract liabilities (deferred revenue) (included in other long term liabilities)	1,350	1,178
Net contract liabilities	$(65,431)	$(55,593)

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
In the year ended December 31, 2023, the Company recognized revenue of $49.1 million related to its contract liabilities at December 31, 2022.
Remaining Performance Obligations
As of December 31, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,055.9 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.

3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from December 31, 2023. The Company’s marketable investments as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,463	$—	$—	$1,463
U.S. treasury securities	315,608	191	(362)	315,437
U.S. agency and government-sponsored securities	239,358	78	(177)	239,259
Commercial paper	17,382	9	—	17,391
Municipal bonds	927	1	—	928
Corporate bonds	12,630	4	(16)	12,618
Total	$587,368	$283	$(555)	$587,096

	December 31, 2022
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$747	$—	$(13)	$734
U.S. treasury securities	186,776	8	(1,382)	185,402
U.S. agency and government-sponsored securities	197,597	29	(1,660)	195,966
Commercial paper	25,386	—	—	25,386
Municipal bonds	22,764	—	(145)	22,619
Corporate bonds	3,658	—	(22)	3,636
Total	$436,928	$37	$(3,222)	$433,743

	December 31, 2022
Long-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency and government-sponsored securities	$885	$—	$—	$885
Total	$885	$—	$—	$885
The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$—	$—	$(13)	$734
U.S. treasury securities	(362)	79,644	(1,382)	126,534
U.S. agency and government-sponsored securities	(177)	165,493	(1,660)	172,458
Municipal bonds	—	—	(145)	12,623
Corporate bonds	(16)	7,550	(22)	3,636
Total	$(555)	$252,687	$(3,222)	$315,985
Although the Company had certain available-for-sale debt securities in an unrealized loss position as of December 31, 2023, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.

The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of December 31, 2023 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$457,498	$457,484
Due after one year through two years	129,870	129,612
Total	$587,368	$587,096
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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$66,661	$—	$—	$66,661
Certificates of deposit	—	493	—	493
U.S. treasury securities	4,983	—	—	4,983
Commercial paper	—	1,498	—	1,498
Total cash equivalents	$71,644	$1,991	$—	$73,635
Marketable investments
Certificates of deposit	$—	$1,463	$—	$1,463
U.S. treasury securities	315,437	—	—	315,437
U.S. agency and government-sponsored securities	—	239,259	—	239,259
Commercial paper	—	17,391	—	17,391
Municipal bonds	—	928	—	928
Corporate bonds	—	12,618	—	12,618
Total marketable investments	$315,437	$271,659	$—	$587,096

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$37,560	$—	$—	$37,560
U.S. treasury securities	19,700	—	—	19,700
Total cash equivalents	$57,260	$—	$—	$57,260
Marketable investments (short and long-term)
Certificates of deposit	$—	$734	$—	$734
U.S. treasury securities	185,402	—	—	185,402
U.S. agency and government-sponsored securities	—	196,851	—	196,851
Commercial paper	—	25,386	—	25,386
Municipal bonds	—	22,619	—	22,619
Corporate bonds	—	3,636	—	3,636
Total marketable investments	$185,402	$249,226	$—	$434,628

As of December 31, 2022, the estimated fair value of the Company’s outstanding 2023 convertible senior notes was $0.3 million. The 2023 convertible senior notes matured on May 1, 2023. As of December 31, 2023 and 2022, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $718.3 million and $687.1 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that it does not have the ability to exercise significant influence over. The Company elected the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. The Company concluded that there was no indicator of impairment of this investment as of December 31, 2023.
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2023	2022
Cash	$69,566	$123,260
Money market funds	66,661	37,560
Certificates of deposit	493	—
U.S. Treasury	4,983	19,700
Commercial paper	1,498	—
Total cash and cash equivalents	$143,201	$180,520
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2023	2022
Trade accounts receivable	$86,912	$77,621
Unbilled trade accounts receivable, net of advance client deposits	10,776	10,135
Provision for credit losses	(264)	(262)
Accounts receivable, net	$97,424	$87,494
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$22,023	$17,151
Other current assets	8,493	9,159
Contract assets	4,106	3,401
Prepaid expenses and other current assets	$34,622	$29,711

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computer and network equipment	$155,997	$148,789
Computer software	59,452	50,955
Internal-use software development costs	19,734	6,111
Furniture and fixtures	4,666	3,326
Leasehold improvements	6,425	6,574
Property and equipment	246,274	215,755
Accumulated depreciation and amortization	(137,702)	(114,534)
Property and equipment, net	$108,572	$101,221
Depreciation and amortization expense associated with property and equipment was $36.5 million, $33.0 million and $26.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Property and equipment capitalized under finance lease obligations consists primarily of computer and network equipment and was immaterial as of December 31, 2023 and 2022.
Other assets consisted of the following (in thousands):

	December 31,
	2023	2022
Other assets	$10,433	$5,081
Equity investment in a privately-held company	2,000	2,000
Deferred tax assets	3,766	3,976
Other assets	$16,199	$11,057
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued expenses	$18,282	$19,343
Accrued compensation and benefits	35,927	33,749
Accrued federal fees	4,166	2,471
Sales tax liabilities	3,756	2,973
Accrued and other current liabilities	$62,131	$58,536
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred revenue	$1,350	$1,178
Deferred tax liabilities	—	157
Sales tax liabilities	926	899
Other long-term liabilities	5,612	1,745
Other long-term liabilities	$7,888	$3,979

5. Goodwill and Intangible Assets
Goodwill of $62.0 million and intangible assets of $22.1 million were recognized as a result of the Company's acquisition of Aceyus, Inc. ("Aceyus") in August 2023. See Note 14 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the years ended December 31, 2023 and 2022 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, January 1, 2022	$165,420	$39,897
Amortization	—	(11,705)
Beginning of the period, December 31, 2022	165,420	28,192
Addition (Aceyus)	61,992	22,150
Amortization	—	(12,019)
End of the period, December 31, 2023	$227,412	$38,323
During the fourth quarter of 2023, the Company completed its annual goodwill impairment test. Based on the Company’s assessment, it concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required. Subsequent to the 2023 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2023 and 2022, there was no impairment to the carrying value of the Company’s goodwill.
The components of intangible assets were as follows (in thousands):

	December 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$75,314	$(40,327)	$34,987	5.2	$56,214	$(28,881)	$27,333	3.2
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	4,150	(1,252)	2,898	4.1	1,600	(741)	859	2.7
Trademarks	1,000	(562)	438	2.6	500	(500)	—	0.0
Total	$80,934	$(42,611)	$38,323	5.1	$58,784	$(30,592)	$28,192	3.2
Amortization expense related to intangible assets was $12.0 million, $11.7 million and $11.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2024	$10,591
2025	8,660
2026	7,201
2027	2,898
2028	2,706
Thereafter	6,267
Total	$38,323
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there was no indicators of impairment of its intangible assets as of December 31, 2023 and 2022.

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $78.69 per share as of December 29, 2023, the last trading day during the three months ended December 31, 2023, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, December 29, 2023, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended December 31, 2023, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending March 31, 2024.
The 2025 convertible senior notes became redeemable at the Company’s option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended December 31, 2023, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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
The net carrying amount of the 2025 convertible senior notes as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31, 2023	December 31, 2022
Principal	$747,500	$747,500
Unamortized issuance costs	(5,375)	(9,124)
Net carrying amount	$742,125	$738,376
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Contractual interest expense	$3,737	$3,737	$4,007
Amortization of issuance costs	3,749	3,711	3,674
Total interest expense	$7,486	$7,448	$7,681

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
In May 2020, the Company used part of the net proceeds from the issuance of the 2025 convertible senior notes to repurchase, exchange or otherwise retire approximately $181.0 million aggregate principal amount of the 2023 convertible senior notes in privately-negotiated transactions for aggregate consideration of $449.6 million, consisting of $181.0 million in cash and 2,723,581 shares of the Company’s common stock.
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
The net carrying amount of the 2023 convertible senior notes as of December 31, 2022 was $0.2 million. There were no 2023 convertible senior notes outstanding as of December 31, 2023. Interest expense related to the 2023 convertible senior notes was immaterial for the years ended December 31, 2023, 2022 and 2021.
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2023 and 2022, the Company had 73,316,968 and 71,047,179 shares of common stock issued and outstanding, respectively.
During 2023 and 2022, the Company issued 1,445 and 573,633 shares, respectively, of common stock in connection with 2023 convertible senior note settlements. During 2023 and 2022, the Company also received 370,877 and 119,492 shares, respectively, from the partial unwind and settlement of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 370,877 and 119,492 shares reduced the number of shares of common stock outstanding. See Note 6 for further details.
Holders of the Company’s common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2023, were as follows (in thousands):

Common Stock Reserved
Stock options outstanding	918
RSUs (including PRSUs) outstanding	4,076
Shares available for future grant under 2014 Plan	15,653
Shares available for future issuance under ESPP	3,937
Total shares of common stock reserved	24,584
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. Pursuant to the automatic annual increase, 3,665,848 additional shares were reserved under the 2014 Plan on January 1, 2024. No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. Additionally, any forfeited or expired shares that would have otherwise returned to the 2004 Plan, instead return to the 2014 Plan. The 2014 Plan allows the Company to grant stock options, RSUs, restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company’s stock options expire 10 years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years. Vested options generally expire three months after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
In connection with the Company’s acquisition of Inference in 2020, the Company assumed unvested stock options that had been granted under the Inference Technologies Group Inc. 2018 Equity Incentive Plan. Each of the assumed stock options are subject to substantially the same terms and conditions as applied to the assumed stock options immediately prior to the acquisition date, except that the number of shares of the Company’s common stock subject to each assumed stock option and the exercise price has been adjusted in accordance with the terms of the acquisition agreement. If these assumed stock options are cancelled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of the acquisition date, the estimated fair value of the assumed unvested options was $7.6 million, of which $0.2 million was recognized as goodwill and the balance of $7.4 million is being recognized as stock-based compensation expense over the remaining service period of the assumed unvested stock options.

Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2023 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2022	1,481	$47.75
Options granted	0	0.00
Options exercised	(491)	18.58
Options forfeited or expired	(72)	141.83
Outstanding as of December 31, 2023	918	55.96	4.7	$34,205
Vested and expected to vest as of December 31, 2023	918	55.96	4.7	34,205
Exercisable as of December 31, 2023	841	48.61	4.5	34,131

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the
stock options and the fair market value of the Company’s common stock of $78.69 per share as of December     29, 2023 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share of options granted	$—	$50.44	$78.72
Intrinsic value of options exercised (1)	26,943	45,698	59,762
Total fair value of options vested during the period	5,602	11,421	12,760
Cash received from options exercised	9,127	8,522	7,402

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units (including Performance-Based Restricted Stock Units)
A summary of RSU activity (including PRSUs) during the year ended December 31, 2023 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	3,718	$103.55
RSUs granted(1)	2,648	69.84
RSUs vested and released	(1,844)	100.60
RSUs forfeited or cancelled	(446)	100.75
Outstanding as of December 31, 2023	4,076	83.25

(1) Includes 36 thousand PRSUs granted during 2023.
PRSUs with Market and Service Conditions. In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. In 2023, the Company granted an additional 35,921 market-based PRSUs with a grant date fair value of $3.1 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each one-year performance period based on RTSR performance and subject to continued employment through the payment date, but the amount initially paid for the first two one-year performance periods is limited to 100% of the target amount for such years, and any market-based PRSUs resulting from above-target performance in those first two years will be paid following the end of the final one-year performance period, subject to the executive’s continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs subject to the 2022-2024 performance period, and (ii) for the market-based PRSUs subject to the 2023-2025 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
During the first quarter of 2023, the Company certified the performance results for the 2022 measurement period for the market-based PRSUs subject to the 2022-2024 performance period. Under the market-based PRSU agreements, the TSR payout percentage ranges from 0% to 200%, with a 50% payout at the 25th TSR percentile (threshold), 100% payout at the 55th TSR percentile (target), 200% payout at the 90th percentile or greater (maximum) and no payout below the threshold performance level. The Company determined that its actual total shareholder return was -52.64% for 2022, and that its relative total shareholder return ranking was in the 30.2 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 58.7% of target. During the first quarter of 2024, the Company certified the performance results for the 2023 measurement period for the market-based PRSUs subject to the 2022-2024 performance period. The Company determined that its actual total shareholder return was 19.95% for 2023, and that its relative total shareholder return ranking was in the 53.8 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 98.0% of target. During the first quarter of 2024, the Company also certified the performance results for the 2023 measurement period for the market-based PRSUs subject to the 2023-2025 performance period. The Company determined that its actual total shareholder return was 19.95% for 2023, and that its relative total shareholder return ranking was in the 50.5 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 92.5% of target.
PRSUs with Revenue and Service Conditions. In 2022, the Company granted 66,167 PRSUs subject to revenue-based performance and service conditions (“revenue-based PRSUs”) with a grant date fair value of $6.6 million. The amount of revenue-based PRSUs that may be earned will be determined based on achievement of two quarterly revenue goals. One third of the revenue-based PRSUs may be earned based on achievement of the first revenue target and, if achieved, will vest in four quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. Two thirds of the revenue-based PRSUs may be earned based on achievement of the second revenue target and, if achieved, will vest in eight quarterly installments, with the first installment occurring on the date such achievement is certified, subject to the executive's continuous service through the applicable vesting dates. The revenue-based PRSUs are otherwise on the Company's standard award terms for its market-based PRSUs. During 2023, the Company certified that the first revenue target was achieved, and thus recognized the related stock-based compensation expense for this first revenue target. However, the Company certified during the first quarter of 2024 that, as of December 31, 2023, the second revenue target was not achieved, and thus did not recognize the related stock-based compensation expense and cancelled the shares associated with this target.
Following is additional information pertaining to the Company’s RSU activity (including PRSUs) (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share of RSUs granted	$69.84	$90.51	$177.00
Total fair value of RSUs vested during the period	184,443	125,798	174,500
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
The number of shares of common stock originally reserved for issuance under the 2014 ESPP was 880,000 shares, which increases automatically each year, beginning on January 1, 2015 and continuing through January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year; (ii) 1,000,000 shares of common stock (subject to adjustment to reflect any split or combination of its common stock); or (iii) such lesser number as determined by its board of directors. Pursuant to the automatic annual increase, 733,169 additional shares were reserved under the 2014 ESPP on January 1, 2024.
During 2023 and 2022, 344,309 and 190,257 shares were purchased by employees under the 2014 ESPP at a weighted average price of $46.26 and $70.50 per share, respectively.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$38,259	$33,297	$17,734
Research and development	50,430	44,367	29,179
Sales and marketing	66,229	59,300	35,269
General and administrative	51,374	35,543	26,623
Total stock-based compensation	$206,292	$172,507	$108,805

As of December 31, 2023, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$4,660	$284,201	$13,068	$2,888
Weighted-average amortization period	1.5 years	2.7 years	1.8 years	0.4 years
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
The weighted average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Year Ended December 31,
	2023	2022	2021
Expected term (years)	—	6.0	6.0
Volatility	—	46%	47%
Risk-free interest rate	—	1.8%	1.0%
Dividend yield	—	—	—

The weighted average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Year Ended December 31,
	2023	2022	2021
Expected term (years)	2.8	3.0	—
Volatility	51.1%	53.0%	—
Risk-free interest rate	4.5%	3.5%	—
Dividend yield	—	—	—

The weighted average assumptions used to value purchase rights under the 2014 ESPP granted during the periods presented were as follows:

ESPP	Granted In
	November 2023	May 2023	November 2022	May 2022	November 2021	May 2021
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	48%	75%	59%	46%	46%	49%
Risk-free interest rate	4.8%	4.6%	2.1%	0.2%	0.2%	0.1%
Dividend yield	—	—	—	—	—	—

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the years ended December 31, 2023, 2022 and 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(81,764)	$(94,650)	$(53,000)
Weighted-average shares used in computing basic and diluted net loss per share	72,048	69,920	67,512
Basic and diluted net loss per share	$(1.13)	$(1.35)	$(0.79)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2023	2022	2021
Stock options	918	1,481	1,982
RSUs (including PRSUs)	4,076	3,718	2,560
Convertible senior notes	5,566	5,685	6,663
Total	10,560	10,884	11,205

The Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for the years ended December 31, 2023, 2022 and 2021. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021 because the effect would have been anti-dilutive.

9. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(80,348)	$(76,280)	$(59,856)
International	925	(13,982)	(4,429)
Loss before income taxes	$(79,423)	$(90,262)	$(64,285)
Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$—	$—	$—
U.S. state	2,531	576	262
Foreign	(243)	724	(202)
Total provision for income taxes - Current	2,288	1,300	60

Deferred:
U.S. federal	—	—	—
U.S. state	—	—	—
Foreign	53	3,088	(11,345)
Total provision for (benefit from) income taxes - Deferred	53	3,088	(11,345)
Total provision for (benefit from) income taxes	$2,341	$4,388	$(11,285)
The Company recorded current income tax expense during 2023 principally due to U.S. taxable income as a result of IRC Section 174 research and experimental capitalization requirements. The Company offset federal taxable income through the utilization of available net operating loss carryforward attributes. However, the Company was subject to net operating loss utilization limitations in some U.S. state jurisdictions.
Income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax (loss) income for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal tax at statutory rate	$(16,676)	$(18,957)	$(13,500)
U.S. state income taxes	2,531	576	262
Section 162(m)	6,417	3,851	7,543
Global intangible low-taxed income	(4,002)	4,127	—
Effect of waived tax deductions - Base Erosion and Anti-Abuse Tax	7,751	—	—
Non-deductible expenses	894	78	1,361
Research and development credit	(943)	(1,194)	(1,181)
Stock-based compensation	10,829	1,722	(25,241)
Tax benefit from acquisition/reorganizations	—	(3,852)	(5,877)
Foreign taxes	(383)	6,749	(4,760)
Other	—	—	20
Change in valuation allowance	(4,077)	11,288	30,088
Total provision for (benefit from) income taxes	$2,341	$4,388	$(11,285)
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 related to the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss and credit carryforwards	$115,137	$125,698
Capitalized R&D costs	55,167	30,552
Accrued liabilities	9,807	10,295
Provision for credit losses	1,236	1,143
Amortized intangibles	29	3,041
Deferred revenue	2,440	1,992
Accrued compensation	4,132	3,238
Long-term lease liabilities	11,171	12,421
Gross deferred tax assets	199,119	188,380
Valuation allowance	(134,802)	(135,406)
Net deferred tax assets	64,317	52,974
Deferred tax liabilities:
Property and equipment	(7,037)	(2,737)
Other	(205)	(556)
Right of use assets	(9,092)	(10,419)
Deferred contract acquisition costs	(44,217)	(35,443)
Gross deferred tax liabilities	(60,551)	(49,155)
Net deferred taxes	$3,766	$3,819
With the exception of Russia, the Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The Company has plans to liquidate its Russian subsidiary. As such, the Company can no longer assert an intention to permanently re-invest those earnings. The undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2023 and 2022 and no U.S. income taxes have been accrued.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit for the year ended December 31, 2023, the Company has provided a valuation allowance against its U.S. and U.K. net deferred tax assets. The Company has recorded net foreign deferred tax assets associated with its Australia and Portugal operations totaling $3.8 million since management has assessed it is more likely than not that the results of future operations within these jurisdictions will generate sufficient taxable income to realize the deferred tax assets. The Australia and Portugal deferred tax assets cannot increase its U.S. or U.K. valuation allowance. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was a decrease of $0.6 million and an increase of $13.6 million, respectively. The decrease of the valuation allowance in the current year was primarily attributed to the utilization of net operating losses, an increase in deductible deferred contract acquisition costs, federal bonus tax depreciation, and Aceyus purchased intangibles, offset by the requirement to capitalize research and development costs under IRC Section 174.
As of December 31, 2023, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $403.4 million, $298.6 million and $14.0 million, respectively, available to reduce future income subject to income taxes. If not utilized, $69.5 million of federal and various amounts of significant state net operating loss carryforwards will begin to expire in 2027 and 2028, respectively, while $333.9 million of federal net operating losses, as well as the foreign net operating losses, do not expire. As of December 31, 2023, the Company also had gross research credit carryforwards for federal and California state tax purposes of $12.9 million and $7.5 million, available to reduce future income subject to income taxes. The federal research credit carryforwards will expire between 2024 and 2043. The California state research credits do not expire. The IRC imposes restrictions on the utilization of net operating losses and credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and credits may be subject to substantial limitation as prescribed under the IRC Sections 382 and 383 and similar state provisions. Events that may cause limitations in the amount of the net operating losses and credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company completed a study covering through December 31, 2022, discovering we experienced certain ownership changes prior to 2015, and adjusted the disclosed amounts of our net operating losses and research credit carryforwards for the resulting effect of the IRC Section 382 limitations, as necessary. In the event the Company has further changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.
Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized benefit — beginning of period	$9,415	$7,643	$6,076
Gross increases — current year tax positions	1,413	1,773	1,851
Gross increases — prior year tax positions	299	—	—
Gross decreases — prior year tax positions	(3)	(1)	—
Settlements with tax authorities	—	—	(284)
Unrecognized benefit — end of period	$11,124	$9,415	$7,643
As of each of December 31, 2023 and 2022, the Company had unrecognized tax benefits that, if recognized, would impact its effective tax rate by $0.5 million and $0.1 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, which has cumulatively been immaterial to its financial statements. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2023 will significantly change due to settlement of examination or the expiration of statutes of limitation during the next

12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the Company’s net carryover of unused operating losses, all years from 2003 forward remain subject to future examination by the U.S. federal and state tax authorities. The Company’s foreign tax returns are open to audit under the statutes of limitation of the respective foreign countries in which its subsidiaries are located. With the exception of Russia, the Company considers all undistributed earnings of its foreign subsidiaries indefinitely reinvested.
10. Commitments and Contingencies
Commitments
As of December 31, 2023, $747.5 million of aggregate principal of the 2025 convertible senior notes were outstanding and are due on June 1, 2025. As of December 31, 2023, no 2023 convertible senior notes were outstanding. See Note 6 for more information concerning the convertible senior notes.
The Company had outstanding operating lease and finance lease obligations of $52.0 million and $5.0 million, respectively, as of December 31, 2023. See Note 13 for further details. As of December 31, 2023, the Company also had outstanding cloud services and software and maintenance agreement commitments totaling $104.4 million, of which $33.0 million is expected to be purchased in 2024, $45.6 million is expected to be purchased in 2025 and the remaining $25.8 million is expected to be purchased in 2026.
Hosting and Telecommunication Usage Services
The Company has agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability.
As of December 31, 2023, future minimum payments under these arrangements were as follows in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services
2024	$246	$7,619
2025	4	3,144
2026	—	1,871
2027	—	1,358
Thereafter	—	685
Total future minimum payment	$250	$14,677
Universal Services Fund Liability
The Company is classified as a telecommunications service provider for regulatory purposes and is required to make contributions to the USF based on the revenue the Company receives from the resale of interstate and some international telecommunications services. In order to comply with the obligation to make direct contributions, the Company is registered with the USAC, which is charged by the FCC with administering the USF, and has been remitting the required contributions to USAC since its registration with the USAC in April 2013. The Company also made retroactive USF contributions based on its revenues for the period from 2008 to 2012. The Company, however, has an unresolved and arguably dormant dispute with the FCC regarding whether the Company is liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2023, the Company had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007.
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
As of December 31, 2023 and 2022, the Company had total accrued liabilities of $1.7 million and $1.2 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its clients but may be imposed by various taxing authorities, of which $0.8 million and $0.3 million, respectively, were included in “Accrued and other current liabilities” on the consolidated balance sheet, and the remaining were included in “Other long-term liabilities” on the consolidated balance sheet. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$812,708	$702,206	$556,385
International	97,780	76,640	53,206
Total revenue	$910,488	$778,846	$609,591
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	December 31,
	2023	2022
United States	$101,567	$92,659
International	7,005	8,562
Property and equipment, net	$108,572	$101,221

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company began matching employee contributions in cash in the fourth quarter of 2019. The contribution expense for the years ended December 31, 2023 and 2022 was $2.4 million and $2.1 million, respectively.

The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit plan that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability under this plan was $0.8 million and $0.5 million as of each of December 31, 2023 and 2022, respectively. Total retirement expense for this plan were $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

13. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. The Company’s leases have remaining terms of one to seven years, some of the leases include a Company option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days notice. The Company does not separate lease and non-lease components for real estate operating leases.
The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$13,544	$12,072	$10,238
Finance lease cost:
Amortization of right-of-use assets	$940	$56	$438
Interest on finance lease liabilities	155	—	—
Total finance lease cost	$1,095	$56	$438
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(10,966)	$(11,684)	$(7,178)
Financing cash used in finance leases	(989)	—	(612)
Right of use assets obtained in exchange for lease obligations:
Operating leases	6,454	5,984	50,101
Finance leases	5,505	—	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2023	2022
Operating leases
Operating lease right-of-use assets	$38,873	$44,120

Operating lease liabilities:	$10,731	$10,626
Operating lease liabilities — less current portion	36,378	41,389
Total operating lease liabilities	$47,109	$52,015
Finance leases
Finance lease right-of-use assets	$4,564	$—

Property and equipment, gross	$29,503	$36,282
Less: accumulated depreciation and amortization	(29,503)	(36,203)
Property and equipment, net	$—	$79

Finance lease liabilities	$1,767	$—
Finance lease liabilities — less current portion	2,877	—
Total finance lease liabilities	$4,644	$—
Weighted average remaining terms were as follows (in years):

	December 31,
	2023	2022
Weighted average remaining lease term
Operating leases	5.7 years	6.4 years
Finance leases	2.6 years	0.0 years
Weighted average discount rates were as follows:

	December 31,
	2023	2022
Weighted average discount rate
Operating leases	3.8%	3.4%
Finance leases	6.1%	—%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$12,283	$1,991
2025	9,329	1,991
2026	7,109	1,013
2027	5,969	—
2028	5,582	—
Thereafter	11,709	—
Total future minimum lease payments	51,981	4,995
Less: imputed interest	(4,872)	(351)
Total	$47,109	$4,644

14. Acquisitions
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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $2.2 million during the year ended December 31, 2023 that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition and are not material to the Company's consolidated financial statements.

15. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2023 and 2022 is as follows:

	Quarter Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022

	(unaudited, in thousands, except per share data)
Revenue	$239,062	$230,105	$222,882	$218,439	$208,345	$198,342	$189,382	$182,777
Cost of revenue (1)(2)	112,493	111,080	104,361	104,756	96,294	94,111	88,229	88,867
Gross profit	126,569	119,025	118,521	113,683	112,051	104,231	101,153	93,910
Operating expenses:
Research and development (1)(2)	38,873	40,391	39,210	38,108	36,865	34,113	34,992	35,824
Sales and marketing (1)(2)	72,956	73,366	74,077	76,314	65,928	67,353	64,098	64,611
General and administrative (1)(2)	33,338	31,006	30,477	28,258	22,509	24,496	23,824	24,314
Total operating expenses	145,167	144,763	143,764	142,680	125,302	125,962	122,914	124,749
Loss from operations	(18,598)	(25,738)	(25,243)	(28,997)	(13,251)	(21,731)	(21,761)	(30,839)
Other (expense) income, net:
Interest expense	(1,963)	(1,972)	(1,866)	(1,845)	(1,887)	(1,879)	(1,857)	(1,870)
Interest income and other	8,322	8,233	6,123	4,121	2,706	982	280	845
Total other income (expense), net	6,359	6,261	4,257	2,276	819	(897)	(1,577)	(1,025)
Loss before income taxes	(12,239)	(19,477)	(20,986)	(26,721)	(12,432)	(22,628)	(23,338)	(31,864)
Provision for (benefit from) income taxes	119	942	753	527	1,221	579	332	2,256
Net loss	$(12,358)	$(20,419)	$(21,739)	$(27,248)	$(13,653)	$(23,207)	$(23,670)	$(34,120)
Net loss per share:
Basic	$(0.17)	$(0.28)	$(0.30)	$(0.38)	$(0.19)	$(0.33)	$(0.34)	$(0.49)
Diluted	$(0.17)	$(0.28)	$(0.30)	$(0.38)	$(0.19)	$(0.33)	$(0.34)	$(0.49)
Shares used in computing net loss per share:
Basic	72,926	72,356	71,627	71,259	70,704	70,232	69,748	68,974
Diluted	72,926	72,356	71,627	71,259	70,704	70,232	69,748	68,974

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022

	(unaudited, in thousands)
Cost of revenue	$9,182	$9,856	$9,888	$9,333	$8,638	$8,329	$8,538	$7,793
Research and development	12,055	12,980	13,013	12,382	11,799	10,603	11,818	10,145
Sales and marketing	15,389	16,404	17,391	17,045	15,152	15,761	14,963	13,424
General and administrative	12,945	13,371	13,075	11,983	8,235	9,810	9,467	8,032
Total stock-based compensation	$49,571	$52,611	$53,367	$50,743	$43,824	$44,503	$44,786	$39,394

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022

	(unaudited, in thousands)
Cost of revenue	$10,308	$10,075	$9,269	$8,907	$8,803	$8,904	$8,747	$8,500
Research and development	1,012	831	868	872	768	768	804	825
Sales and marketing	27	36	1	1	1	1	1	1
General and administrative	1,615	1,540	1,586	1,567	1,449	1,542	2,088	1,469
Total depreciation and amortization	$12,962	$12,482	$11,724	$11,347	$11,021	$11,215	$11,640	$10,795

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an auditors’ report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended December 31, 2023, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023, or the 2024 Proxy Statement, including “Proposal No 1. — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2024 Proxy Statement including “Executive Officers.”
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2024 Proxy Statement, including “Corporate Governance,” “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2024 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2024 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2024 Proxy Statement, including “Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

3.2Ø
Amended and Restated Bylaws of Five9, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023 (File No. 001-36383) and incorporated by reference herein).

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

4.3Ø
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

10.5+Ø
Five9, Inc. Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.8 to Amendment No.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.6+Ø
Amendment to Five9, Inc. Amended and Restated 2004 Equity Incentive Plan, effective March 6, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

10.7+Ø
Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.8+Ø
Inference Technologies Group Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on November 19, 2020 (File No. 333-250197) and incorporated by reference herein).

10.9+Ø
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

10.11+Ø
Five9 Inc. Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2021 (File No. 001-36383) and incorporated by reference herein).

10.12+Ø
Five9 Inc. Non-Employee Director Compensation Policy (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-36383) and incorporated by reference herein).

10.13Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).
10.14Ø
Bishop Ranch Building Lease, dated July 29, 2020, between the Registrant and 2600 CR, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).

10.15+Ø
Five9 Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.16+Ø
Form of Five9 Inc. Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.17+Ø
Form of Five9 Inc. Stock Option Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.18+Ø
Five9, Inc. Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (Revenue Goals) - 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022 (File No. 001-36383) and incorporated by reference herein).

Exhibit Index
Exhibit Number	Description
10.19+Ø
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2023-2025 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-36383) and incorporated by reference herein).

10.20+	Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2024-2026 Performance Period - 2014 Equity Incentive Plan
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Five9, Inc. Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

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

Five9, Inc.

Date:	February 21, 2024	By:	/s/ Michael Burkland
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

Signature	Title	Date

/s/ Michael Burkland	Chief Executive Officer, Director	February 21, 2024
Michael Burkland	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	February 21, 2024
Barry Zwarenstein	(Principal Financial Officer)

/s/ Leena Mansharamani	Chief Accounting Officer	February 21, 2024
Leena Mansharamani	(Principal Accounting Officer)

/s/ Jack Acosta	Director	February 21, 2024
Jack Acosta

/s/ Susan Barsamian	Director	February 21, 2024
Susan Barsamian

/s/ Michael Burdiek	Director	February 21, 2024
Michael Burdiek

/s/ David DeWalt	Director	February 21, 2024
David DeWalt

/s/ Julie Iskow	Director	February 21, 2024
Julie Iskow

/s/ Jonathan Mariner	Director	February 21, 2024
Jonathan Mariner

/s/ David Welsh	Director; Lead Independent Director	February 21, 2024
David Welsh

/s/ Robert Zollars	Director	February 21, 2024
Robert Zollars