Form 10-Q
period 2024-03-31
Five9, Inc.
filed 2024-05-02
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of April 26, 2024, there were 73,867,985 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
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
•if we are unable to attract and retain highly skilled leaders and other employees, our business and results of operations may be adversely affected;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240,190	$143,201
Marketable investments	843,212	587,096
Accounts receivable, net	103,157	97,424
Prepaid expenses and other current assets	35,627	34,622
Deferred contract acquisition costs, net	67,169	61,711
Total current assets	1,289,355	924,054
Property and equipment, net	113,640	108,572
Operating lease right-of-use assets	36,215	38,873
Finance lease right-of-use assets	4,108	4,564
Intangible assets, net	35,675	38,323
Goodwill	227,269	227,412
Other assets	16,668	16,199
Deferred contract acquisition costs, net — less current portion	148,408	136,571
Total assets	$1,871,338	$1,494,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,671	$24,399
Accrued and other current liabilities	79,185	62,131
Operating lease liabilities	9,880	10,731
Finance lease liabilities	1,791	1,767
Deferred revenue	67,019	68,187
Total current liabilities	183,546	167,215
Convertible senior notes	1,160,972	742,125
Operating lease liabilities — less current portion	34,207	36,378
Finance lease liabilities — less current portion	2,414	2,877
Other long-term liabilities	6,601	7,888
Total liabilities	1,387,740	956,483
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	74	73
Additional paid-in capital	895,754	942,280
Accumulated other comprehensive (loss) income	(303)	582
Accumulated deficit	(411,927)	(404,850)
Total stockholders’ equity	483,598	538,085
Total liabilities and stockholders’ equity	$1,871,338	$1,494,568
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$247,010	$218,439
Cost of revenue	114,530	104,756
Gross profit	132,480	113,683
Operating expenses:
Research and development	41,518	38,108
Sales and marketing	81,109	76,314
General and administrative	30,548	28,258
Total operating expenses	153,175	142,680
Loss from operations	(20,695)	(28,997)
Other income (expense), net:
Interest expense	(2,567)	(1,845)
Gain on early extinguishment of debt	6,615	—
Interest income and other	10,559	4,121
Total other income (expense), net	14,607	2,276
Loss before income taxes	(6,088)	(26,721)
Provision for income taxes	989	527
Net loss	$(7,077)	$(27,248)
Net loss per share:
Basic and diluted	$(0.10)	$(0.38)
Shares used in computing net loss per share:
Basic and diluted	73,488	71,259
Comprehensive Loss:
Net loss	$(7,077)	$(27,248)
Other comprehensive (loss) income	(885)	1,727
Comprehensive loss	$(7,962)	$(25,521)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
Issuance of common stock upon exercise of stock options	139	—	3,125	—	—	3,125
Issuance of common stock upon vesting of restricted stock units	358	1	—	—	—	1
Stock-based compensation	—	—	51,516	—	—	51,516
Other comprehensive income	—	—	—	1,727	—	1,727
Net loss	—	—	—	—	(27,248)	(27,248)
Balance as of March 31, 2023	71,544	$72	$690,309	$(961)	$(350,334)	$339,086

Balance as of December 31, 2023	73,317	$73	$942,280	$582	$(404,850)	$538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	14	—	386	—	—	386
Issuance of common stock upon vesting of restricted stock units	518	1	—	—	—	1
Stock-based compensation	—	—	45,987	—	—	45,987
Other comprehensive loss	—	—	—	(885)	—	(885)
Net loss	—	—	—	—	(7,077)	(7,077)
Balance as of March 31, 2024	73,849	$74	$895,754	$(303)	$(411,927)	$483,598

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(7,077)	$(27,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,183	11,347
Amortization of operating lease right-of-use assets	3,323	2,934
Amortization of deferred contract acquisition costs	16,269	12,423
Accretion of discount on marketable investments	(4,935)	(1,863)
Provision for credit losses	352	317
Stock-based compensation	44,684	50,743
Amortization of discount and issuance costs on convertible senior notes	1,074	908
Gain on early extinguishment of debt	(6,615)	—
Deferred taxes	248	59
Other	(286)	439
Changes in operating assets and liabilities:
Accounts receivable	(6,085)	(908)
Prepaid expenses and other current assets	(1,003)	(2,307)
Deferred contract acquisition costs	(33,565)	(20,665)
Other assets	(781)	(4,231)
Accounts payable	1,279	1,557
Accrued and other current liabilities	15,832	7,725
Deferred revenue	(1,452)	181
Other liabilities	(1,092)	2,001
Net cash provided by operating activities	32,353	33,412
Cash flows from investing activities:
Purchases of marketable investments	(524,865)	(140,892)
Proceeds from sales of marketable investments	12,517	—
Proceeds from maturities of marketable investments	260,619	76,940
Purchases of property and equipment	(11,951)	(9,928)
Capitalization of software development costs	(3,242)	(1,806)
Cash paid to acquire Aceyus, Inc.	99	—
Net cash used in investing activities	(266,823)	(75,686)
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes, net of issuance costs	728,873	—
Payments for capped call transactions associated with the 2029 convertible senior notes	(93,438)	—
Repurchase of a portion of 2025 convertible senior notes, net of costs	(304,485)	—
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	539	—
Proceeds from exercise of common stock options	386	3,125
Payment of finance lease liabilities	(479)	—
Net cash provided by financing activities	331,396	3,125
Net increase (decrease) in cash, cash equivalents and restricted cash	96,926	(39,149)
Cash, cash equivalents and restricted cash:
Beginning of period	144,842	180,987
End of period	$241,768	$141,838
Supplemental disclosures of cash flow data:
Cash paid for interest	$458	$2
Cash paid for income taxes	$12	$32
Non-cash investing and financing activities:
Property and equipment unpaid at period-end	$9,335	$8,310
Stock-based compensation included in capitalized software development costs	$1,303	$773

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$143,201	$180,520
Restricted cash in other assets	1,641	467
Total cash, cash equivalents and restricted cash	$144,842	$180,987

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$240,190	$141,359
Restricted cash in other assets	1,578	479
Total cash, cash equivalents and restricted cash	$241,768	$141,838

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue and related reserves, as well as the fair value of assets acquired and liabilities assumed through business combinations and the fair value of performance-based restricted stock units ("PRSUs"). Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 22, 2024.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$103,157	$97,424

Deferred contract acquisition costs, net:
Current	$67,169	$61,711
Non-current	148,408	136,571
Total deferred contract acquisition costs, net	$215,577	$198,282

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$652	$4,106
Contract liabilities (deferred revenue)	(67,019)	(68,187)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(1,066)	(1,350)
Net contract liabilities	$(67,433)	$(65,431)
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
In the three months ended March 31, 2024, the Company recognized revenue of $35.6 million related to its contract liabilities at December 31, 2023.
Remaining Performance Obligations
As of March 31, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,048.6 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from March 31, 2024. The Company’s marketable investments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,220	$1	$—	$1,221
U.S. treasury securities	581,951	12	(640)	581,323
U.S. agency and government-sponsored securities	197,191	23	(130)	197,084
Commercial paper	32,768	1	(23)	32,746
Municipal bonds	1,925	—	(1)	1,924
Corporate bonds	28,975	2	(63)	28,914
Total	$844,030	$39	$(857)	$843,212

	December 31, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,463	$—	$—	$1,463
U.S. treasury securities	315,608	191	(362)	315,437
U.S. agency and government-sponsored securities	239,358	78	(177)	239,259
Commercial paper	17,382	9	—	17,391
Municipal bonds	927	1	—	928
Corporate bonds	12,630	4	(16)	12,618
Total	$587,368	$283	$(555)	$587,096

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(640)	$469,875	$(362)	$79,644
U.S. agency and government-sponsored securities	(130)	126,023	(177)	165,493
Commercial paper	(23)	31,559	—	—
Municipal bonds	(1)	1,924	—	—
Corporate bonds	(63)	24,840	(16)	7,550
Total	$(857)	$654,221	$(555)	$252,687

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of March 31, 2024, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of March 31, 2024 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$682,459	$681,865
Due after one year through two years	161,571	161,347
Total	$844,030	$843,212

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$93,396	$—	$—	$93,396
Certificates of deposit	—	488	—	488
U.S. treasury securities	67,030	—	—	67,030
U.S. agency and government sponsored securities	—	1,058	—	1,058
Total cash equivalents	$160,426	$1,546	$—	$161,972

Marketable investments
Certificates of deposit	$—	$1,221	$—	$1,221
U.S. treasury securities	581,323	—	—	581,323
U.S. agency and government sponsored securities	—	197,084	—	197,084
Commercial paper	—	32,746	—	32,746
Municipal bonds	—	1,924	—	1,924
Corporate bonds	—	28,914	—	28,914
Total marketable investments	$581,323	$261,889	$—	$843,212

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$66,661	$—	$—	$66,661
Certificates of deposit	—	493	—	493
U.S. treasury securities	4,983	—	—	4,983
Commercial paper	—	1,498	—	1,498
Total cash equivalents	$71,644	$1,991	$—	$73,635

Marketable investments
Certificates of deposit	$—	$1,463	$—	$1,463
U.S. treasury securities	315,437	—	—	315,437
U.S. agency and government-sponsored securities	—	239,259	—	239,259
Commercial paper	—	17,391	—	17,391
Municipal bonds	—	928	—	928
Corporate bonds	—	12,618	—	12,618
Total marketable investments	$315,437	$271,659	$—	$587,096

In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $409.9 million and $718.3 million, respectively. As of March 31, 2024, the estimated fair value of the Company's outstanding 2029 convertible senior notes was $775.2 million. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. The Company concluded that there was no indicator of impairment of this investment as of March 31, 2024.
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash	$78,218	$69,566
Money market funds	93,396	66,661
Certificates of deposit	488	493
U.S. treasury securities	67,030	4,983
U.S. agency and government sponsored securities	1,058	—
Commercial paper	—	1,498
Total cash and cash equivalents	$240,190	$143,201
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$93,524	$86,912
Unbilled trade accounts receivable, net of advance client deposits	9,914	10,776
Provision for credit losses	(281)	(264)
Accounts receivable, net	$103,157	$97,424
As of March 31, 2024 and December 31, 2023, there was one client that represented 11% of accounts receivable.
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$26,148	$22,023
Other current assets	8,827	8,493
Contract assets	652	4,106
Prepaid expenses and other current assets	$35,627	$34,622
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer and network equipment	$161,960	$155,997
Computer software	61,993	59,452
Internal-use software development costs	24,279	19,734
Furniture and fixtures	4,705	4,666
Leasehold improvements	6,440	6,425
Property and equipment	259,377	246,274
Accumulated depreciation and amortization	(145,737)	(137,702)
Property and equipment, net	$113,640	$108,572
Depreciation and amortization expense associated with property and equipment was $9.5 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively.

Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Other assets	$11,150	$10,433
Equity investment in a privately-held company	2,000	2,000
Deferred tax assets	3,518	3,766
Other assets	$16,668	$16,199
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses	$18,130	$18,282
Accrued compensation and benefits	53,525	35,927
Accrued federal fees	4,651	4,166
Sales tax liabilities	2,879	3,756
Accrued and other current liabilities	$79,185	$62,131
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred revenue	$1,066	$1,350
Sales tax liabilities	933	926
Other long-term liabilities	4,602	5,612
Other long-term liabilities	$6,601	$7,888

5. Goodwill and Intangible Assets
Goodwill of $61.8 million and intangible assets of $22.1 million were recognized as a result of the Company's acquisition of Aceyus, Inc. ("Aceyus") in August 2023. See Note 13 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the three months ended March 31, 2024 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2023	$227,412	$38,323
Measurement period adjustment (Aceyus)	(143)	—
Amortization	—	(2,648)
End of the period, March 31, 2024	$227,269	$35,675
The components of intangible assets were as follows (in thousands):

	March 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$75,314	$(42,725)	$32,589	5.1	$75,314	$(40,327)	$34,987	5.2
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	4,150	(1,460)	2,690	3.9	4,150	(1,252)	2,898	4.1
Trademarks	500	(104)	396	2.4	1,000	(562)	438	2.6
Total	$80,434	$(44,759)	$35,675	5.0	$80,934	$(42,611)	$38,323	5.1

Amortization expense related to intangible assets was $2.6 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2024	$7,943
2025	8,660
2026	7,201
2027	2,898
2028	2,706
Thereafter	6,267
Total	$35,675

6. Debt
Repurchase Transaction
In connection with the issuance of the 2029 convertible senior notes on March 1, 2024, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of the outstanding 2025 convertible senior notes in privately-negotiated transactions for aggregate cash consideration of approximately $304.9 million (the “Repurchase Transaction”).

The Repurchase Transaction was accounted for as a debt extinguishment. The difference between the consideration used to extinguish the 2025 convertible senior notes and the carrying value of the 2025 convertible senior notes (including unamortized debt discount and issuance costs) resulted in an extinguishment gain of approximately $6.6 million recorded through Other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive loss.
In connection with the Repurchase Transaction, the Company also entered into a partial termination agreement with each bank counterparty and unwound a corresponding portion of the previously purchased capped call instruments entered into in connection with the issuance of the 2025 convertible senior notes (the “2025 Capped Calls”). The Company received approximately $0.5 million in cash in connection with these partial terminations, representing the fair value at the date of settlement of the unwound 2025 Capped Calls.
2029 Convertible Senior Notes and Related Capped Call Transactions
In March 2024, the Company issued $747.5 million aggregate principal amount of 2029 convertible senior notes in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $97.5 million principal amount of the 2029 convertible senior notes. The 2029 convertible senior notes mature on March 15, 2029 and bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, were approximately $728.9 million.
Each $1,000 principal amount of the 2029 convertible senior notes is initially convertible into 12.5918 shares of the Company’s common stock (the “2029 Conversion Option”), which is equivalent to an initial conversion price of approximately $79.42 per share of common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price represents a premium of approximately 30% to the $61.09 per share closing price of the Company’s common stock on The Nasdaq Global Market on February 27, 2024. There have been no changes to the initial conversion price of the 2029 convertible senior notes since issuance. The 2029 convertible senior notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding December 15, 2028, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “2029 Measurement Period”) in which the trading price (as defined in the 2029 Indenture governing the 2029 convertible senior notes) per $1,000 principal amount of the 2029 convertible senior notes for each trading day of the 2029 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2029 convertible senior notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after December 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 convertible senior notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change (as defined in the indenture governing the 2029 convertible senior notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2029 convertible senior notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.
The Company may not redeem the 2029 convertible senior notes prior to March 22, 2027. The Company may redeem for cash all or any portion of the 2029 convertible senior notes, at its option, on or after March 22, 2027 and prior to December 15, 2028, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. However, the Company may not redeem less than all of the outstanding 2029 convertible senior notes unless at least $100.0 million aggregate principal amount of 2029 convertible senior notes are outstanding and not called for redemption at the time the redemption notice is sent. No sinking fund is provided for the 2029 convertible senior notes.
The 2029 convertible senior notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2029 convertible senior notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated (including the 2025 convertible senior notes); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities.
The net carrying amount of the 2029 convertible senior notes as of March 31, 2024 was as follows (in thousands):

March 31, 2024
Principal	$747,500
Unamortized issuance costs	(18,343)
Net carrying amount	$729,157
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

Three Months Ended
March 31, 2024
Contractual interest expense	$623
Amortization of issuance costs	284
Total interest expense	$907
The debt issuance costs are amortized into interest expense over the term of the 2029 convertible senior notes at an effective interest rate of 1.49%.
In connection with the issuance of the 2029 convertible senior notes, the Company entered into privately negotiated capped call transactions (each a “2029 Capped Call,” and collectively the "2029 Capped Calls") with certain financial institutions. The 2029 Capped Call has an initial strike price of approximately $79.42, subject to certain adjustments, which corresponds to the initial conversion price of the 2029 convertible senior notes. The 2029 Capped Calls have an initial cap price of $122.18 per share, subject to certain adjustments. The 2029 Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2029 convertible senior notes, with such offset subject to a cap based on the cap price. Each 2029 Capped Call covers, subject to anti-dilution adjustments, approximately 9.4 million shares of the Company’s common stock. The 2029 Capped Call is subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, each 2029 Capped Call is subject to certain specified additional disruption events that may give rise to a termination of the 2029 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, each 2029 Capped Call is treated as a separate transaction from, and not part of the terms of the 2029 convertible senior notes. As these transactions meet certain accounting criteria, the 2029 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The 2029 Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
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
In March 2024, the Company used part of the net proceeds from the issuance of the 2029 convertible senior notes to repurchase $313.1 million aggregate principal amount of the 2025 convertible senior notes in privately-negotiated transactions. As of March 31, 2024, after giving effect to the Repurchase Transaction, approximately $434.4 million aggregate principal amount of 2025 convertible senior notes remained outstanding.

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $62.11 per share on March 31, 2024, the last trading day during the three months ended March 31, 2024, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, March 31, 2024, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended March 31, 2024, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending June 30, 2024.
The 2025 convertible senior notes became redeemable at the Company's option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended March 31, 2024, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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

The net carrying amount of the 2025 convertible senior notes as of March 31, 2024 and as of December 31, 2023 was as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal	$747,500	$747,500
Unamortized issuance costs	(2,590)	(5,375)
Principal repaid	(313,095)	—
Net carrying amount	$431,815	$742,125
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Contractual interest expense	$804	$934
Amortization of issuance costs	790	908
Total interest expense	$1,594	$1,842
The debt issuance costs are amortized into interest expense over the term of the 2025 convertible senior notes at an effective interest rate of 1.00%.
In connection with the issuance of the 2025 convertible senior notes, the Company entered into privately negotiated capped call transactions (each a “2025 Capped Call,” and collectively the "2025 Capped Calls") with certain financial institutions. The 2025 Capped Calls each have an initial strike price of approximately $134.34, which corresponds to the initial conversion price of the 2025 convertible senior notes. The initial cap price of the 2025 Capped Calls was $206.68 per share and is subject to certain adjustments under the terms of the 2025 Capped Calls. In connection with the Repurchase Transaction, the Company unwound a portion of the 2025 Capped Calls. Refer to the Repurchase Transaction section above for further information. There are no changes or amendments made to the remaining 2025 Capped Calls. The remaining 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.2 million shares of the Company’s common stock. Each 2025 Capped Call is subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, each 2025 Capped Call is subject to certain specified additional disruption events that may give rise to a termination of each 2025 Capped Call, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, each 2025 Capped Call is a separate transaction from, and not part of the terms of the 2025 convertible senior notes. As these transactions meet certain accounting criteria, the 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The 2025 Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2024 and December 31, 2023, the Company had 73,849,081 and 73,316,968 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of March 31, 2024 were as follows (in thousands):

March 31, 2024
Stock options outstanding	902
RSUs (including PRSUs) outstanding	5,705
Shares available for future grant under 2014 Plan	17,173
Shares available for future issuance under ESPP	4,670
Total shares of common stock reserved	28,450

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	918	$55.96
Options granted	—	—
Options exercised	(14)	26.85
Options forfeited or expired	(2)	174.78
Outstanding as of March 31, 2024	902	$56.23	4.5	$22,648

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $62.11 per share as of March 28, 2024 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	4,076	$83.25
RSUs granted(1)	2,210	59.04
RSUs vested and released	(518)	82.33
RSUs forfeited or cancelled	(63)	87.09
Outstanding as of March 31, 2024	5,705	73.57

(1) Includes 159,016 PRSUs granted during the three months ended March 31, 2024.
PRSUs with Market and Service Conditions In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. In 2023, the Company granted 35,921 market-based PRSUs with a grant date fair value of $3.1 million. During the three months ended March 31, 2024, the Company granted an additional 159,016 market-based PRSUs with a grant date fair value of $9.6 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each performance period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs subject to the 2022-2024 performance period, (ii) for the market-based PRSUs subject to the 2023-2025 performance period, and (iii) for the market-based PRSUs subject to the 2024-2026 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
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
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cost of revenue	$7,603	$9,333
Research and development	10,930	12,382
Sales and marketing	14,020	17,045
General and administrative	12,131	11,983
Total stock-based compensation expense	$44,684	$50,743

As of March 31, 2024, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$3,626	$369,349	$19,581	$952
Weighted-average amortization period	1.4 years	3.1 years	1.9 years	0.1 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended
	March 31, 2024	March 31, 2023
Closing price of common stock as of grant date	$63.38	$68.15
Expected term (years)	2.85	2.84
Volatility	49.4%	51.1%
Risk-free interest rate	4.5%	4.5%
Dividend yield (1)	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three months ended March 31, 2024 and 2023, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(7,077)	$(27,248)
Weighted-average shares used in computing basic and diluted net loss per share	73,488	71,259
Basic and diluted net loss per share	$(0.10)	$(0.38)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Stock options	902	1,303
RSUs (including PRSUs)	5,705	4,842
Convertible senior notes	7,899	5,568
Total	14,506	11,713
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three months ended March 31, 2024 and 2023. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2024 and 2023 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three months ended March 31, 2024 and 2023 was approximately $1.0 million and $0.5 million, respectively.

The provision for income taxes for the three months ended March 31, 2024 consisted primarily of U.S. federal and U.S. state tax expense as a result of IRC Section 174 research and experimental capitalization requirements, and foreign current income tax expense due to the Company's intercompany cost-plus operating model. The provision for income taxes for the three months ended March 31, 2023 consisted primarily of state and foreign current income tax expense.
For the three months ended March 31, 2024, the provision for income taxes differed from the statutory amount primarily due to certain U.S. and foreign jurisdictions where a full valuation allowance was maintained against the net deferred tax assets. For the three months ended March 31, 2023, the provision for income taxes differed from the statutory amount primarily due to domestic state income taxes, foreign income taxes and the Company realizing no benefit for prior year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. or U.K. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of March 31, 2024 and December 31, 2023. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2024, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2023 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and material updates to these commitments during the three months ended March 31, 2024 are disclosed herein, including in this Note 10 and in Note 12.

As of March 31, 2024, the Company’s commitments under various co-location hosting and telecommunications agreements totaled $13.6 million for terms ranging up to 57 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of March 31, 2024, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $89.2 million, of which $14.3 million is expected to be purchased in 2024, $47.3 million is expected to be purchased in 2025, and the remaining $27.6 million is expected to be purchased in 2026.
As of March 31, 2024, $434.4 million of aggregate principal of the 2025 convertible senior notes was outstanding and is due on June 1, 2025 and $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding and is due on March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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
11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
United States	$219,260	$195,363
International	27,750	23,076
Total revenue	$247,010	$218,439

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	March 31, 2024	December 31, 2023
United States	$106,426	$101,567
International	7,214	7,005
Property and equipment, net	$113,640	$108,572

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

The components of lease expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$3,266	$3,382
Finance lease cost:
Amortization of right-of-use assets	$456	$63
Interest on finance lease liabilities	66	—
Total finance lease cost	$522	$63
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,119)	$(3,275)
Financing cash used in finance leases	(479)	—
Right of use assets obtained in exchange for lease obligations:
Operating leases	209	4,153
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$36,215	$38,873

Operating lease liabilities	$9,880	$10,731
Operating lease liabilities — less current portion	34,207	36,378
Total operating lease liabilities	$44,087	$47,109
Finance leases
Finance lease right-of-use assets	$4,108	$4,564

Finance lease liabilities	$1,791	$1,767
Finance lease liabilities — less current portion	2,414	2,877
Total finance lease liabilities	$4,205	$4,644
Weighted average remaining terms were as follows (in years):

	March 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	5.6	5.7
Finance leases	2.3	2.6
Weighted average discount rates were as follows:

	March 31, 2024	December 31, 2023
Weighted average discount rate
Operating leases	3.8%	3.8%
Finance leases	6.1%	6.1%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2024	$8,783	$1,491
2025	9,364	1,987
2026	7,153	1,012
2027	5,957	—
2028	5,582	—
Thereafter	11,709	—
Total future minimum lease payments	48,548	4,490
Less: imputed interest	(4,461)	(285)
Total	$44,087	$4,205
As of March 31, 2024, the Company entered into an additional facility operating lease that is expected to commence on November 1, 2024, with a lease term of six years, representing a total commitment over its term of $5.1 million.

13. Acquisition
Aceyus
On August 14, 2023, the Company acquired all of the issued and outstanding shares of capital stock of Aceyus, Inc. ("Aceyus") for total cash consideration of approximately $82.0 million. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company's ability to capitalize on two business opportunities, namely facilitating the migration of large enterprise customers from on-premise to cloud and leveraging contextual data to deliver personalized experiences throughout the customer journey, including using this contextual data in the Company's AI & Automation solutions.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $61.8 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company recorded a measurement period adjustment of $0.1 million during the three months ended March 31, 2024. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

Cash	$1,523
Tangible assets acquired	383
Other assets acquired	3,002
Acquired technology	19,100
Customer relationships	2,550
Trademarks	500
Goodwill	61,849
Total assets acquired	88,907
Liabilities assumed	(6,895)
Total	$82,012

The acquired technology, customer relationships, and trademarks will be amortized on a straight-line basis over their estimated useful lives of eight years, five years, and three years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $2.2 million in 2023, and incurred no additional costs during the three months ended March 31, 2024, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition and are not material to the Company's condensed consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three months ended March 31, 2024 and 2023, subscription and related usage fees accounted for 93% and 92% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
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
In March 2022 we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the three months ended March 31, 2024 and 2023, we incurred approximately $0.1 million and $0.7 million in costs related to the closure and relocation of our Russian operations, of which $0.0 million and $0.5 million was recorded in research and development expense, $0.0 million and $0.1 million was recorded in general and administrative expense, and $0.1 million and $0.1 million was recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. Going forward, we do not expect to incur additional material costs related to the closure and relocation of our Russia operations. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
Key GAAP Operating Results
Our revenue increased to $247.0 million for the three months ended March 31, 2024 from $218.4 million for the three months ended March 31, 2023. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three months ended March 31, 2024 and 2023, no single client accounted for more than 10% of our total revenue. As of March 31, 2024, we had over 3,000 clients across multiple industries with a wide range of seat sizes. We had a net loss of $7.1 million in the three months ended March 31, 2024, compared to a net loss of $27.2 million in the three months ended March 31, 2023.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	March 31, 2024	March 31, 2023
Annual Dollar-Based Retention Rate	109%	114%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to continued macroeconomic headwinds on our installed base.

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) gain on early extinguishment of debt, (5) interest (income) and other, (6) exit costs related to the closure and relocation of Russian operations, (7) acquisition and related transaction costs and one-time integration costs, (8) lease amortization for finance leases, (9) provision for income taxes, and (10) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(7,077)	$(27,248)
Non-GAAP adjustments:
Depreciation and amortization (1)	12,183	11,347
Stock-based compensation (2)	44,684	50,743
Interest expense	2,567	1,845
Gain on early extinguishment of debt	(6,615)	—
Interest (income) and other	(10,559)	(4,121)
Exit costs related to closure and relocation of Russian operations (3)	25	596
Acquisition and related transaction costs and one-time integration costs	932	1,455
Lease amortization for finance leases	457	—
Provision for income taxes	989	527
Adjusted EBITDA	$37,586	$35,144
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cost of revenue	$9,613	$8,907
Research and development	890	872
Sales and marketing	27	1
General and administrative	1,653	1,567
Total depreciation and amortization	$12,183	$11,347
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations were $0.1 million during the three months ended March 31, 2024. The $0.0 million adjustment presented above was net of $0.1 million included in “Interest (income) and other.” Exit costs related to the closure and relocation of our Russian operations were $0.7 million during the three months ended March 31, 2023. The $0.6 million adjustment presented above was net of $0.1 million included in “Interest (income) and other.”

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
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	100%	100%
Cost of revenue	46%	48%
Gross profit	54%	52%
Operating expenses:
Research and development	17%	17%
Sales and marketing	33%	35%
General and administrative	12%	13%
Total operating expenses	62%	65%
Loss from operations	(8)%	(13)%
Other income (expense), net:
Interest expense	(1)%	(1)%
Gain on early extinguishment of debt	3%	—%
Interest income and other	4%	2%
Total other income (expense), net	6%	1%
Loss before income taxes	(2)%	(12)%
Provision for income taxes	1%	—%
Net loss	(3)%	(12)%

Revenue

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change

	(in thousands, except percentages)
Revenue	$247,010	$218,439	$28,571	13%
The increase in revenue for the three months ended March 31, 2024 compared to the same period of 2023 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.

Cost of Revenue

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$114,530	$104,756	$9,774	9%
% of Revenue	46%	48%
The increase in cost of revenue for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to a $5.4 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $3.2 million increase in personnel costs driven mainly by increased headcount, higher salaries and increased stock-based compensation costs, a $0.4 million increase in third-party costs driven by increased client activities, a $0.4 million increase in office, facilities and related costs, and a $0.4 million increase in amortization of capitalized internal-use software development costs.
Gross Profit

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$132,480	$113,683	$18,797	17%
% of Revenue	54%	52%
The increase in gross profit for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to increases in subscription and related revenues. The increase in gross margin for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to our revenue growing at a higher rate than our increase in cost of revenue as described above. We expect gross margin to continue to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change

	(in thousands, except percentages)
Research and development	$41,518	$38,108	$3,410	9%
% of Revenue	17%	17%
The increase in research and development expenses for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to a $3.9 million increase in personnel-related costs driven mainly by an increase in stock-based compensation costs, increased headcount and higher salaries, and a $0.4 million increase in office, facilities and related costs, offset in part by a $2.0 million increase in research and development costs that qualified for capitalization.

Sales and Marketing

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$81,109	$76,314	$4,795	6%
% of Revenue	33%	35%
The increase in sales and marketing expenses for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to a $4.2 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, as well as expenses as we continued to execute our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increase our brand awareness.

General and Administrative

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$30,548	$28,258	$2,290	8%
% of Revenue	12%	13%
The increase in general and administrative expenses for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to a $2.6 million increase in personnel costs driven by increased stock-based compensation costs, increased headcount and higher salaries.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(2,567)	$(1,845)	$(722)	39%
Gain on early extinguishment of debt	6,615	—	6,615	100%
Interest income and other	10,559	4,121	6,438	156%
Total other income (expense), net	$14,607	$2,276	$12,331	542%
% of Revenue	6%	1%
The increase in interest expense for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to the issuance of the 2029 convertible senior notes in March 2024.
In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our then outstanding 2025 convertible senior notes in privately-negotiated transactions for aggregate cash consideration of approximately $304.9 million. The repurchase transaction was accounted for as a debt extinguishment. The difference between the consideration used to extinguish the 2025 convertible senior notes and the carrying value of the 2025 convertible senior notes (including unamortized debt discount and issuance cost) resulted in an extinguishment gain of approximately $6.6 million. See Note 6 to the condensed consolidated financial statements for further details.
The increase in interest income and other for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to higher interest income on our marketable investments due to higher investable balances and higher interest rates, and from an increase in foreign currency transaction gains.

Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2029 convertible senior notes in March 2024, issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of March 31, 2024, we had $1,105.8 million in working capital, which included $240.2 million in cash and cash equivalents and $843.2 million in marketable investments. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from March 31, 2024.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature of March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchaser' discounts and commissions and estimated debt issuance costs, were approximately $728.9 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our then outstanding 2025 convertible senior notes in privately-negotiated transactions for aggregate cash consideration of approximately $304.9 million. In connection with the issuance of the 2029 convertible senior notes, we also entered into privately negotiated capped call transactions with certain financial institutions. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. As previously disclosed, we are in discussions with one or more financial institutions, which may include the initial purchasers in our recent sale of 2029 convertible senior notes, regarding a potential revolving credit facility (the “Revolving Credit Facility”) of up to $200 million, which may be secured or unsecured. We expect to enter into the Revolving Credit Facility in the second half of 2024. There can be no assurance that we will be able to obtain the Revolving Credit Facility on acceptable terms, or at all. Proceeds are expected to be available to us for general corporate purposes, including to fund working capital requirements and to fund all or a portion of the purchase price for potential acquisitions that we may identify in the future.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$32,353	$33,412
Net cash used in investing activities	(266,823)	(75,686)
Net cash provided by financing activities	331,396	3,125
Net increase (decrease) in cash, cash equivalents and restricted cash	$96,926	$(39,149)

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
Net cash provided by operating activities was $32.4 million during the three months ended March 31, 2024. Net cash provided by operating activities resulted from our net loss of $7.1 million, adjustments to reconcile net loss to net cash provided by operating activities of $66.3 million, primarily consisting of $44.7 million of stock-based compensation, $16.3 million of amortization of commission costs, $12.2 million of depreciation and amortization, $3.3 million of amortization of operating lease right-of-use assets and $1.1 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(26.9) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $(266.8) million in the three months ended March 31, 2024 was comprised of $524.9 million related to purchases of marketable investments, $12.0 million in capital expenditures and $3.2 million in capitalized software development costs, offset in part by $273.1 million related to cash proceeds from sales and maturities of marketable investments.
Net cash used in investing activities of $(75.7) million in the three months ended March 31, 2023 was comprised of $76.9 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $140.9 million related to purchases of marketable investments, $9.9 million in capital expenditures and $1.8 million in capitalized software development costs.
Cash Flows from Financing Activities
Net cash provided by financing activities of $331.4 million in the three months ended March 31, 2024 was related to net cash proceeds of $728.9 million from the issuance of the 2029 convertible senior notes, net of initial purchasers' discounts and commissions and debt issuance costs, $0.5 million cash received from the partial termination of capped calls associated with the 2025 convertible senior notes, and $0.4 million of cash proceeds from the exercise of stock options, offset in part by $304.5 million from the repurchase of a portion of the 2025 convertible senior notes, $93.4 million from the payment for capped call transactions associated with the 2029 convertible senior notes, and $0.5 million of payments related to finance leases.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.
Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. As of March 31, 2024, the aggregate principal amount outstanding of our 2025 convertible senior notes was $434.4 million.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature of March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.9 million. As of March 31, 2024, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $48.5 million as of March 31, 2024, with $8.8 million payable within 12 months, $16.5 million payable within one to three years, $11.5 million payable within three to five years, and $11.7 million after five years. We also had outstanding finance lease obligations of $4.5 million as of March 31, 2024, with $1.5 million payable within 12 months, and $3.0 million payable within one to three years. See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of March 31, 2024, we had outstanding cloud services and software and maintenance agreement commitments totaling $89.2 million, of which $14.3 million is expected to be purchased in 2024, $47.3 million is expected to be purchased in 2025, and the remaining $27.6 million is expected to be purchased in 2026.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of March 31, 2024, we had outstanding hosting and telecommunication usage services obligations of $13.6 million, with $5.5 million payable within 12 months, $6.1 million payable within one to three years, $2.0 million payable within three to five years.
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
 Contingencies — Legal and Regulatory
We are subject to certain legal and regulatory proceedings, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. See Note 10 to the condensed consolidated financial statements for more details.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $1,083.4 million as of March 31, 2024. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of March 31, 2024, aggregate principal amount outstanding of our 2025 and 2029 convertible senior notes was $1,181.9 million. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our 2025 and 2029 convertible senior notes bear fixed interest rates and, therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2020 related to the issuance of our 2025 convertible senior notes and entered into in March 2024 related to the issuance of our 2029 convertible senior notes.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $2.3 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
Except for the below risk factors, which update those previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, there have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to the other information set forth in this report, including the below update to Risk Factors, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
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
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, $434.4 million of which was outstanding as of March 31, 2024. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. In March 2024, we issued $747.5 million in aggregate principal amount of the 2029 senior notes in a private offering, all of which were outstanding as of March 31, 2024. The 2029 convertible senior notes mature on March 15, 2029, and the interest rate of the 2029 convertible senior notes is fixed at 1.000% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024.
Our ability to make scheduled payments of principal and interest under our 2025 convertible senior notes and our 2029 convertible senior notes, or to refinance such indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this report. Our business may not generate cash flows from operations in the future that are sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flows, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive to existing holders of our common stock. Our ability to obtain additional financing or refinance the 2025 convertible senior notes, the 2029 convertible senior notes or any future indebtedness, will depend on conditions in the capital markets and our financial condition at such time, among other factors. We may not be able to engage in any of these activities on favorable terms or at all, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition.
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
Upon conversion of the convertible senior notes in accordance with their terms, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation through the payment of cash. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may be further limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase any convertible senior notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on any future conversions as required by such indenture would constitute a default under such indenture. A default under the applicable indenture would lead to, and the occurrence of the fundamental change itself may also lead to, a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the convertible senior notes when required, or to make cash payments upon conversions thereof.
If triggered, the conditional conversion features of the convertible senior notes may adversely affect our financial condition and operating results.
If and to the extent the conditional conversion features of either or both series of our convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended March 31, 2024, the conversion features of the 2025 convertible senior notes were not triggered. Accordingly, holders of the 2025 convertible senior notes are not entitled to convert their convertible senior notes from April 1, 2024 to June 30, 2024. The conversion features of the 2029 convertible senior notes will be evaluated following June 30, 2024. Whether either or both series of our convertible senior notes will be convertible after June 30, 2024 will depend on the satisfaction of the applicable conversion conditions.
To the extent that the conditional conversion features of either or both series of our convertible senior notes are triggered in the future, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during the specified periods at their option. If one or more holders elect to convert their convertible senior notes during any such specified period, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Any election to settle conversions of convertible senior notes with cash could adversely affect our liquidity.
Transactions relating to the convertible senior notes may dilute the ownership interests of our existing stockholders or adversely affect the market price of our common stock; the trading price of our convertible senior notes may be affected by volatility in the price of our common stock.
The conversion of some or all of the convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the convertible senior notes elect to convert their notes, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the convertible senior notes. Historically, we have elected to satisfy our convertible senior note conversion obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such convertible senior note holders. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.
In addition, in connection with the issuance of each series of the convertible senior notes, we entered into capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to holders of our common stock upon any conversion or settlement of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of such convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap under the terms of the capped call transactions. We expect that the Option Counterparties or their respective affiliates may from time to time purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock in connection with their hedging activities relating to the capped call transactions. The Option Counterparties or their respective affiliates also may modify their hedge positions by entering into or unwinding such derivative transactions and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the applicable maturity of the convertible senior notes. These activities could negatively affect the market price of our common stock.
Volatility and declines in the trading price of our common stock may result in decreases in the trading prices of our convertible senior notes. Our convertible senior notes do not trade in a liquid market and are thus subject to increased volatility, particularly when our common stock price is volatile.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended March 31, 2024, the following directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement:

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased	Type of Arrangement
Barry Zwarenstein	Chief Financial Officer	Mar. 4, 2024	Dec. 31, 2024	92,911	—	Rule 10b5-1 trading arrangement (3)
Michael Burkland	Chief Executive Officer	Mar. 12, 2024	June 4, 2025	62,973(1)	—	Rule 10b5-1 trading arrangement (3)
Panos Kozanian	EVP, Product Engineering	Mar. 13, 2024	Mar. 31, 2025	26,506(2)	—	Rule 10b5-1 trading arrangement (3)
Daniel Burkland	President and Chief Revenue Officer	Mar. 13, 2024	June 30, 2025	145,504(2)	—	Rule 10b5-1 trading arrangement (3)
______________________
(1) Reflects the sale of shares pursuant to the Rule 10b5-1 trading arrangement in order to satisfy tax obligations upon the vesting of restricted stock units held by Michael Burkland.
(2) Does not include an additional indeterminable number of shares permitted to be sold pursuant to the Rule 10b5-1 trading arrangement following the sales of securities outside of the Rule 10b5-1 trading arrangement in order to satisfy tax obligations upon the vesting of restricted stock units.
(3) The Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. Exhibits

Exhibit Number	Description

4.1Ø
Indenture, dated as of March 1, 2024, between Five9, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2024 (File No. 001-36383) and incorporated by reference herein).

4.2Ø
Form of 1.00% Convertible Senior Notes due 2029 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2024 (File No. 001-36383) and incorporated by reference herein).

10.1+Ø
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2024-2026 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024 (File No. 001-36383) and incorporated by reference herein).

10.2Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2024 (File No. 001-36383) and incorporated by reference herein).
10.3Ø
Five9, Inc. 2019 Key Employee Severance Benefit Plan, as Amended (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 1, 2024 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.
Date:	May 2, 2024	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)