Form 10-Q
period 2024-06-30
Five9, Inc.
filed 2024-08-08
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of August 2, 2024, there were 74,736,098 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,699	$143,201
Marketable investments	930,639	587,096
Accounts receivable, net	104,382	97,424
Prepaid expenses and other current assets	41,760	34,622
Deferred contract acquisition costs, net	69,622	61,711
Total current assets	1,322,102	924,054
Property and equipment, net	124,600	108,572
Operating lease right-of-use assets	34,107	38,873
Finance lease right-of-use assets	3,653	4,564
Intangible assets, net	33,027	38,323
Goodwill	227,269	227,412
Other assets	17,755	16,199
Deferred contract acquisition costs, net — less current portion	147,867	136,571
Total assets	$1,910,380	$1,494,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,405	$24,399
Accrued and other current liabilities	76,320	62,131
Operating lease liabilities	9,509	10,731
Finance lease liabilities	1,819	1,767
Deferred revenue	65,286	68,187
Convertible senior notes	432,364	—
Total current liabilities	614,703	167,215
Convertible senior notes - less current portion	730,012	742,125
Operating lease liabilities — less current portion	32,177	36,378
Finance lease liabilities — less current portion	1,949	2,877
Other long-term liabilities	5,661	7,888
Total liabilities	1,384,502	956,483
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	75	73
Additional paid-in capital	951,048	942,280
Accumulated other comprehensive (loss) income	(502)	582
Accumulated deficit	(424,743)	(404,850)
Total stockholders’ equity	525,878	538,085
Total liabilities and stockholders’ equity	$1,910,380	$1,494,568
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$252,086	$222,882	$499,096	$441,321
Cost of revenue	118,414	104,361	232,944	209,117
Gross profit	133,672	118,521	266,152	232,204
Operating expenses:
Research and development	40,717	39,210	82,235	77,318
Sales and marketing	78,332	74,077	159,441	150,391
General and administrative	33,988	30,477	64,536	58,735
Total operating expenses	153,037	143,764	306,212	286,444
Loss from operations	(19,365)	(25,243)	(40,060)	(54,240)
Other income (expense), net:
Interest expense	(3,906)	(1,866)	(6,473)	(3,711)
Gain on early extinguishment of debt	—	—	6,615	—
Interest income and other	13,800	6,123	24,359	10,244
Total other income (expense), net	9,894	4,257	24,501	6,533
Loss before income taxes	(9,471)	(20,986)	(15,559)	(47,707)
Provision for income taxes	3,345	753	4,334	1,280
Net loss	$(12,816)	$(21,739)	$(19,893)	$(48,987)
Net loss per share:
Basic and diluted	$(0.17)	$(0.30)	$(0.27)	$(0.69)
Shares used in computing net loss per share:
Basic and diluted	74,203	71,627	73,845	71,444
Comprehensive Loss:
Net loss	$(12,816)	$(21,739)	$(19,893)	$(48,987)
Other comprehensive (loss) income	(199)	(436)	(1,084)	1,291
Comprehensive loss	$(13,015)	$(22,175)	$(20,977)	$(47,696)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	71,544	$72	$690,309	$(961)	$(350,334)	$339,086
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	240	—	3,856	—	—	3,856
Issuance of common stock upon vesting of restricted stock units	561	—	(1)	—	—	(1)
Issuance of common stock under ESPP	204	—	9,444	—	—	9,444
Stock-based compensation	—	—	54,136	—	—	54,136
Other comprehensive loss	—	—	—	(436)	—	(436)
Net loss	—	—	—	—	(21,739)	(21,739)
Balance as of June 30, 2023	72,180	$72	$832,197	$(1,397)	$(372,073)	$458,799

Balance as of March 31, 2024	73,849	$74	$895,754	$(303)	$(411,927)	$483,598
Issuance of common stock upon exercise of stock options	1	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	660	1	—	—	—	1
Issuance of common stock under ESPP	209	—	9,522	—	—	9,522
Stock-based compensation	—	—	45,761	—	—	45,761
Other comprehensive loss	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	(12,816)	(12,816)
Balance as of June 30, 2024	74,719	$75	$951,048	$(502)	$(424,743)	$525,878

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	379	—	6,981	—	—	6,981
Issuance of common stock upon vesting of restricted stock units	919	1	(1)	—	—	—
Issuance of common stock under ESPP	204	—	9,444	—	—	9,444
Stock-based compensation	—	—	105,652	—	—	105,652
Other comprehensive income	—	—	—	1,291	—	1,291
Net loss	—	—	—	—	(48,987)	(48,987)
Balance as of June 30, 2023	72,180	$72	$832,197	$(1,397)	$(372,073)	$458,799

Balance as of December 31, 2023	73,317	$73	$942,280	$582	$(404,850)	$538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	15	—	397	—	—	397
Issuance of common stock upon vesting of restricted stock units	1,178	2	—	—	—	2
Issuance of common stock under ESPP	209	—	9,522	—	—	9,522
Stock-based compensation	—	—	91,748	—	—	91,748
Other comprehensive loss	—	—	—	(1,084)	—	(1,084)
Net loss	—	—	—	—	(19,893)	(19,893)
Balance as of June 30, 2024	74,719	$75	$951,048	$(502)	$(424,743)	$525,878

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(19,893)	$(48,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,121	23,071
Amortization of operating lease right-of-use assets	6,312	5,838
Amortization of deferred contract acquisition costs	33,825	25,710
Accretion of discount on marketable investments	(11,217)	(4,315)
Provision for credit losses	677	528
Stock-based compensation	88,316	104,110
Amortization of discount and issuance costs on convertible senior notes	2,509	1,839
Gain on early extinguishment of debt	(6,615)	—
Deferred taxes	356	250
Other	(64)	622
Changes in operating assets and liabilities:
Accounts receivable	(7,635)	(1,494)
Prepaid expenses and other current assets	(7,137)	(8,764)
Deferred contract acquisition costs	(53,032)	(44,606)
Other assets	(1,868)	(5,344)
Accounts payable	3,931	2,316
Accrued and other current liabilities	3,934	4,453
Deferred revenue	(3,484)	(680)
Other liabilities	(1,805)	717
Net cash provided by operating activities	52,231	55,264
Cash flows from investing activities:
Purchases of marketable investments	(816,492)	(337,595)
Proceeds from sales of marketable investments	12,517	245
Proceeds from maturities of marketable investments	470,755	227,836
Purchases of property and equipment	(18,722)	(16,642)
Capitalization of software development costs	(8,260)	(3,565)
Cash paid to acquire Aceyus, Inc.	99	—
Net cash used in investing activities	(360,103)	(129,721)
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes, net of issuance costs	728,843	—
Payments for capped call transactions associated with the 2029 convertible senior notes	(93,438)	—
Repurchase of a portion of 2025 convertible senior notes, net of costs	(304,485)	—
Repayment of outstanding 2023 convertible senior notes at maturity	—	(169)
Cash received from the settlement at maturity of the outstanding capped calls associated with the 2023 convertible senior notes	—	74,453
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	539	—
Proceeds from exercise of common stock options	397	6,981
Proceeds from sale of common stock under ESPP	9,522	9,444
Payment of finance lease liabilities	(966)	—
Net cash provided by financing activities	340,412	90,709
Net increase in cash, cash equivalents and restricted cash	32,540	16,252
Cash, cash equivalents and restricted cash:
Beginning of period	144,842	180,987
End of period	$177,382	$197,239
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,603	$1,872
Cash paid for income taxes	$1,512	$812
Non-cash investing and financing activities:
Property and equipment unpaid at period-end	$16,684	$5,849
Stock-based compensation included in capitalized software development costs	$3,432	$1,542

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$143,201	$180,520
Restricted cash in other assets	1,641	467
Total cash, cash equivalents and restricted cash	$144,842	$180,987

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$175,699	$195,592
Restricted cash in other assets	1,683	1,647
Total cash, cash equivalents and restricted cash	$177,382	$197,239

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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net	$104,382	$97,424

Deferred contract acquisition costs, net:
Current	$69,622	$61,711
Non-current	147,867	136,571
Total deferred contract acquisition costs, net	$217,489	$198,282

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$1,975	$4,106
Contract liabilities (deferred revenue)	(65,286)	(68,187)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(767)	(1,350)
Net contract liabilities	$(64,078)	$(65,431)
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
In the three and six months ended June 30, 2024, the Company recognized revenue of $11.0 million and $46.6 million, respectively related to its contract liabilities at December 31, 2023.
Remaining Performance Obligations
As of June 30, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,047.1 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from June 30, 2024. The Company’s marketable investments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$857	$—	$—	$857
U.S. treasury securities	600,984	—	(795)	600,189
U.S. agency and government-sponsored securities	261,681	14	(319)	261,376
Commercial paper	23,027	1	(14)	23,014
Municipal bonds	1,000	—	—	1,000
Corporate bonds	44,255	35	(87)	44,203
Total	$931,804	$50	$(1,215)	$930,639

	December 31, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,463	$—	$—	$1,463
U.S. treasury securities	315,608	191	(362)	315,437
U.S. agency and government-sponsored securities	239,358	78	(177)	239,259
Commercial paper	17,382	9	—	17,391
Municipal bonds	927	1	—	928
Corporate bonds	12,630	4	(16)	12,618
Total	$587,368	$283	$(555)	$587,096

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(795)	$592,669	$(362)	$79,644
U.S. agency and government-sponsored securities	(319)	217,756	(177)	165,493
Commercial paper	(14)	17,228	—	—
Corporate bonds	(87)	24,796	(16)	7,550
Total	$(1,215)	$852,449	$(555)	$252,687

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of June 30, 2024, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of June 30, 2024 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$702,098	$701,177
Due after one year through two years	229,706	229,462
Total	$931,804	$930,639

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$86,014	$—	$—	$86,014
Certificates of deposit	—	498	—	498
Municipal bonds	—	245	—	245
Total cash equivalents	$86,014	$743	$—	$86,757

Marketable investments
Certificates of deposit	$—	$857	$—	$857
U.S. treasury securities	600,189	—	—	600,189
U.S. agency and government sponsored securities	—	261,376	—	261,376
Commercial paper	—	23,014	—	23,014
Municipal bonds	—	1,000	—	1,000
Corporate bonds	—	44,203	—	44,203
Total marketable investments	$600,189	$330,450	$—	$930,639

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$66,661	$—	$—	$66,661
Certificates of deposit	—	493	—	493
U.S. treasury securities	4,983	—	—	4,983
Commercial paper	—	1,498	—	1,498
Total cash equivalents	$71,644	$1,991	$—	$73,635

Marketable investments
Certificates of deposit	$—	$1,463	$—	$1,463
U.S. treasury securities	315,437	—	—	315,437
U.S. agency and government-sponsored securities	—	239,259	—	239,259
Commercial paper	—	17,391	—	17,391
Municipal bonds	—	928	—	928
Corporate bonds	—	12,618	—	12,618
Total marketable investments	$315,437	$271,659	$—	$587,096
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $413.2 million and $718.3 million, respectively. As of June 30, 2024, the estimated fair value of the Company's outstanding 2029 convertible senior notes was $667.7 million. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. The Company concluded that there was no indicator of impairment of this investment as of June 30, 2024.
Except for the $2.0 million equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$88,942	$69,566
Money market funds	86,014	66,661
Certificates of deposit	498	493
U.S. treasury securities	—	4,983
Commercial paper	—	1,498
Municipal bonds	245	—
Total cash and cash equivalents	$175,699	$143,201
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$94,389	$86,912
Unbilled trade accounts receivable, net of advance client deposits	10,282	10,776
Provision for credit losses	(289)	(264)
Accounts receivable, net	$104,382	$97,424
There was one client that represented 12% and 11% of accounts receivable as of June 30, 2024 and December 31, 2023, respectively,
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$30,357	$22,023
Other current assets	9,428	8,493
Contract assets	1,975	4,106
Prepaid expenses and other current assets	$41,760	$34,622
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer and network equipment	$175,017	$155,997
Computer software	62,623	59,452
Internal-use software development costs	30,847	19,734
Furniture and fixtures	4,799	4,666
Leasehold improvements	6,444	6,425
Property and equipment	279,730	246,274
Accumulated depreciation and amortization	(155,130)	(137,702)
Property and equipment, net	$124,600	$108,572
Depreciation and amortization expense associated with property and equipment was $10.3 million and $19.8 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense associated with property and equipment was $8.9 million and $17.4 million for the three and six months ended June 30, 2023, respectively.

Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Other assets	$12,345	$10,433
Equity investment in a privately-held company	2,000	2,000
Deferred tax assets	3,410	3,766
Other assets	$17,755	$16,199
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses	$29,723	$18,282
Accrued compensation and benefits	38,508	35,927
Accrued federal fees	4,759	4,166
Sales tax liabilities	3,330	3,756
Accrued and other current liabilities	$76,320	$62,131
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred revenue	$767	$1,350
Sales tax liabilities	705	926
Other long-term liabilities	4,189	5,612
Other long-term liabilities	$5,661	$7,888

5. Goodwill and Intangible Assets
Goodwill of $61.8 million and intangible assets of $22.1 million were recognized as a result of the Company's acquisition of Aceyus, Inc. ("Aceyus") in August 2023. See Note 13 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the six months ended June 30, 2024 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2023	$227,412	$38,323
Measurement period adjustment (Aceyus)	(143)	—
Amortization	—	(5,296)
End of the period, June 30, 2024	$227,269	$33,027
The components of intangible assets were as follows (in thousands):

	June 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$75,314	$(45,124)	$30,190	5.0	$75,314	$(40,327)	$34,987	5.2
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	4,150	(1,667)	2,483	3.7	4,150	(1,252)	2,898	4.1
Trademarks	500	(146)	354	2.1	1,000	(562)	438	2.6
Total	$80,434	$(47,407)	$33,027	4.8	$80,934	$(42,611)	$38,323	5.1

Amortization expense related to intangible assets was $2.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively. Amortization expense related to intangible assets was $2.8 million and $5.7 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2024	$5,295
2025	8,660
2026	7,201
2027	2,898
2028	2,706
Thereafter	6,267
Total	$33,027

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
The net carrying amount of the 2029 convertible senior notes as of June 30, 2024 was as follows (in thousands):

June 30, 2024
Principal	$747,500
Unamortized issuance costs	(17,488)
Net carrying amount	$730,012
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Contractual interest expense	$1,869	$2,492
Amortization of issuance costs	886	1,170
Total interest expense	$2,755	$3,662
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
In March 2024, the Company used part of the net proceeds from the issuance of the 2029 convertible senior notes to repurchase $313.1 million aggregate principal amount of the 2025 convertible senior notes in privately-negotiated transactions. As of June 30, 2024, after giving effect to the Repurchase Transaction, approximately $434.4 million aggregate principal amount of 2025 convertible senior notes remained outstanding.

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
There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. The closing market price of the Company's common stock of $44.10 per share on June 28, 2024, the last trading day during the three months ended June 30, 2024, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 28, 2024, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended June 30, 2024, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending September 30, 2024.
The 2025 convertible senior notes became redeemable at the Company's option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended June 30, 2024, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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

The net carrying amount of the 2025 convertible senior notes as of June 30, 2024 and as of December 31, 2023 was as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal	$747,500	$747,500
Unamortized issuance costs	(2,041)	(5,375)
Principal repaid	(313,095)	—
Net carrying amount	$432,364	$742,125
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contractual interest expense	$543	$934	$1,347	$1,868
Amortization of issuance costs	549	931	1,339	1,839
Total interest expense	$1,092	$1,865	$2,686	$3,707
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2024 and December 31, 2023, the Company had 74,719,317 and 73,316,968 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of June 30, 2024 were as follows (in thousands):

June 30, 2024
Stock options outstanding	901
RSUs (including PRSUs) outstanding	5,258
Shares available for future grant under 2014 Plan	16,960
Shares available for future issuance under ESPP	4,461
Total shares of common stock reserved	27,580

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	918	$55.96
Options granted	—	—
Options exercised	(15)	26.19
Options forfeited or expired	(2)	(169.94)
Outstanding as of June 30, 2024	901	$56.22	4.3	$12,373

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $44.10 per share as of June 28, 2024 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the six months ended June 30, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	4,076	$83.25
RSUs granted(1)	2,479	58.28
RSUs vested and released	(1,178)	78.59
RSUs forfeited or cancelled	(119)	83.15
Outstanding as of June 30, 2024	5,258	72.15

(1) Includes 159,016 PRSUs granted during the six months ended June 30, 2024.
PRSUs with Market and Service Conditions In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. In 2023, the Company granted 35,921 market-based PRSUs with a grant date fair value of $3.1 million. During the six months ended June 30, 2024, the Company granted an additional 159,016 market-based PRSUs with a grant date fair value of $9.6 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each performance period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs subject to the 2022-2024 performance period, (ii) for the market-based PRSUs subject to the 2023-2025 performance period, and (iii) for the market-based PRSUs subject to the 2024-2026 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
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
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of revenue	$7,789	$9,888	$15,392	$19,221
Research and development	9,827	13,013	20,757	25,395
Sales and marketing	13,824	17,391	27,844	34,436
General and administrative	12,192	13,075	24,323	25,058
Total stock-based compensation expense	$43,632	$53,367	88,316	104,110

As of June 30, 2024, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$2,844	$338,653	$16,483	$1,694
Weighted-average amortization period	1.2 years	2.9 years	1.7 years	0.4 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Closing price of common stock as of grant date	—	—	63.38	$68.15
Expected term (years)	—	—	2.85	2.84
Volatility	—	—	49.4	51.1%
Risk-free interest rate	—	—	4.5%	4.5%
Dividend yield (1)	—	—	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and six months ended June 30, 2024 and 2023, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(12,816)	$(21,739)	$(19,893)	$(48,987)
Weighted-average shares used in computing basic and diluted net loss per share	74,203	71,627	73,845	71,444
Basic and diluted net loss per share	$(0.17)	$(0.30)	$(0.27)	$(0.69)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	901	1,041	901	1,041
RSUs (including PRSUs)	5,258	4,455	5,258	4,455
Convertible senior notes	12,646	5,566	10,272	5,567
Total	18,805	11,062	16,431	11,063
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended June 30, 2024 and 2023. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2024 was approximately $3.3 million and $4.3 million, respectively. The provision for income taxes for the three and six months ended June 30, 2023 was approximately $0.8 million and $1.3 million, respectively.

The provision for income taxes for the three and six months ended June 30, 2024 and June 30, 2023 consisted primarily of U.S. federal and U.S. state tax expense as a result of IRC Section 174 research and experimental capitalization requirements and tax attribute utilization limitations, and foreign current income tax expense as a result from income produced by the Company's intercompany cost-plus operating model.
For the three and six months ended June 30, 2024, the provision for income taxes differed from the statutory amount primarily due to certain U.S. and foreign jurisdictions where a full valuation allowance was maintained against the net deferred tax assets. For the three and six months ended June 30, 2023, the provision for income taxes differed from the statutory amount primarily due to domestic state income taxes, foreign income taxes and the Company realizing no benefit for prior year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. or U.K. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of June 30, 2024 and December 31, 2023. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2024, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2023 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and material updates to these commitments during the six months ended June 30, 2024 are disclosed herein, including in this Note 10 and in Note 12.

As of June 30, 2024, the Company’s commitments under various co-location hosting and telecommunications agreements totaled $13.0 million for terms ranging up to 61 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of June 30, 2024, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $74.5 million, of which $4.9 million is expected to be purchased in the remainder of 2024, $42.2 million is expected to be purchased in 2025, and the remaining $27.4 million is expected to be purchased in 2026.
As of June 30, 2024, $434.4 million of aggregate principal of the 2025 convertible senior notes was outstanding and is due on June 1, 2025 and $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding and is due on March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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
11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
United States	$224,532	$198,217	$443,792	$393,580
International	27,554	24,665	55,304	47,741
Total revenue	$252,086	$222,882	$499,096	$441,321

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2024	December 31, 2023
United States	$117,355	$101,567
International	7,245	7,005
Property and equipment, net	$124,600	$108,572

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$2,804	$3,370	$6,070	$6,752
Finance lease cost:
Amortization of right-of-use assets	$455	$16	$911	$79
Interest on finance lease liabilities	63	—	131	—
Total finance lease cost	$518	$16	$1,042	$79
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(2,687)	$(2,825)	$(5,772)	$(5,318)
Financing cash used in finance leases	(487)	—	(966)	—
Right of use assets obtained in exchange for lease obligations:
Operating leases	420	1,313	629	5,454
Finance leases	—	2,167	—	2,167
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$34,107	$38,873

Operating lease liabilities	$9,509	$10,731
Operating lease liabilities — less current portion	32,177	36,378
Total operating lease liabilities	$41,686	$47,109
Finance leases
Finance lease right-of-use assets	$3,653	$4,564

Finance lease liabilities	$1,819	$1,767
Finance lease liabilities — less current portion	1,949	2,877
Total finance lease liabilities	$3,768	$4,644
Weighted average remaining terms were as follows (in years):

	June 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	5.5	5.7
Finance leases	2.1	2.6

Weighted average discount rates were as follows:

	June 30, 2024	December 31, 2023
Weighted average discount rate
Operating leases	3.8%	3.8%
Finance leases	6.1%	6.1%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2024	$5,658	$994
2025	9,515	1,988
2026	7,316	1,012
2027	6,010	—
2028	5,582	—
Thereafter	11,709	—
Total future minimum lease payments	45,790	3,994
Less: imputed interest	(4,104)	(226)
Total	$41,686	$3,768
As of June 30, 2024, the Company entered into an additional facility operating lease that is expected to commence on November 1, 2024, with a lease term of six years, representing a total commitment over its term of $5.1 million.

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
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $61.8 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company recorded a measurement period adjustment of $0.1 million during the six months ended June 30, 2024. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $2.2 million in 2023, and incurred no additional costs during the six months ended June 30, 2024, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition and are not material to the Company's condensed consolidated financial statements.

14. Subsequent Event
On July 16, 2024, the Company entered into a definitive agreement to acquire all issued and outstanding shares of capital stock of Acqueon Inc. (“Acqueon”) for approximately $167.1 million in cash at closing, on a cash free, debt free basis, which amount is subject to customary purchase price adjustments. The Company expects this transaction will close in the second half of 2024, subject to the satisfaction of certain customary closing conditions (including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act). The Company believes the acquisition of Acqueon will build on the pre-existing partnership between the companies, and will extend Five9’s AI-powered CX platform by adding omnichannel proactive customer engagement to expand Five9’s outbound capabilities. The Company anticipates that the acquisition will accelerate Five9’s vision to enable customers to help maximize revenue while delivering personalized proactive customer experiences, accelerate integrations with healthcare ecosystems partners and that the Company will benefit from Acqueon’s innovation and engineering center in India.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For the three and six months ended June 30, 2024, subscription and related usage fees accounted for 91% and 92% of our revenue, respectively. For the three and six months ended June 30, 2023, subscription and related usage fees accounted for 91% and 92% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
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
In March 2022 we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During the three and six months ended June 30, 2024, we incurred approximately $(0.1) million and $0.0 million in costs (gains) related to the closure and relocation of our Russian operations. During the three and six months ended June 30, 2023, we incurred approximately $1.1 million and $1.8 million in costs related to the closure and relocation of our Russian operations, of which $0.1 million and $0.1 million was recorded in cost of revenue, $0.5 million and $1.0 million was recorded in research and development expense, $0.2 million and $0.3 million was recorded in general and administrative expense, and $0.3 million and $0.4 million was recorded in interest income and other in our condensed consolidated statements of operations and comprehensive loss. Going forward, we do not expect to incur additional material costs related to the closure and relocation of our Russia operations. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
Key GAAP Operating Results
Our revenue increased to $252.1 million and $499.1 million for the three and six months ended June 30, 2024 from $222.9 million and $441.3 million for the three and six months ended June 30, 2023. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and six months ended June 30, 2024 and 2023, no single client accounted for more than 10% of our total revenue. As of June 30, 2024, we had over 3,000 clients across multiple industries with a wide range of seat sizes. We had a net loss of $12.8 million and $19.9 million in the three and six months ended June 30, 2024, compared to a net loss of $21.7 million and $49.0 million in the three and six months ended June 30, 2023.
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

The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	June 30, 2024	June 30, 2023
Annual Dollar-Based Retention Rate	108%	112%
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
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(12,816)	$(21,739)	$(19,893)	$(48,987)
Non-GAAP adjustments:
Depreciation and amortization (1)	12,938	11,724	25,121	23,071
Stock-based compensation (2)	43,632	53,367	88,316	104,110
Interest expense	3,906	1,866	6,473	3,711
Gain on early extinguishment of debt	—	—	(6,615)	—
Interest income and other	(13,800)	(6,123)	(24,359)	(10,244)
Exit costs related to closure and relocation of Russian operations (3)	32	815	57	1,411
Acquisition and related transaction costs and one-time integration costs	4,089	877	5,020	2,332
Lease amortization for finance leases	455	—	912	—
Provision for income taxes	3,345	753	4,334	1,280
Adjusted EBITDA	$41,781	$41,540	$79,366	$76,684
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of revenue	$10,421	$9,269	$20,034	$18,176
Research and development	741	868	1,631	1,740
Sales and marketing	26	1	53	2
General and administrative	1,750	1,586	3,403	3,153
Total depreciation and amortization	$12,938	$11,724	$25,121	$23,071

(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs (gains) related to the closure and relocation of our Russian operations were $(0.1) million and $0.0 million during the three and six months ended June 30, 2024. The $0.0 million and $0.1 million adjustments presented above were net of $(0.1) million and $(0.1) million included in “Interest income and other.” Exit costs related to the closure and relocation of our Russian operations were $1.1 million and $1.8 million during the three and six months ended June 30, 2023. The $0.8 million and $1.4 million adjustments presented above were net of $0.3 million and $0.4 million included in “Interest income and other.”
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
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, amortization of deferred contract acquisition costs, as well as advertising, marketing, corporate communications, travel costs and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars and fluctuate as a percentage of revenue in the near and longer term as we continue to support our growth initiatives.
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
Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	100%	100%	100%	100%
Cost of revenue	47%	47%	47%	47%
Gross profit	53%	53%	53%	53%
Operating expenses:
Research and development	16%	18%	16%	18%
Sales and marketing	31%	33%	32%	34%
General and administrative	14%	13%	13%	13%
Total operating expenses	61%	64%	61%	65%
Loss from operations	(8)%	(11)%	(8)%	(12)%
Other income (expense), net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Gain on early extinguishment of debt	—%	—%	1%	—%
Interest income and other	5%	3%	5%	2%
Total other income (expense), net	4%	2%	5%	1%
Loss before income taxes	(4)%	(9)%	(3)%	(11)%
Provision for income taxes	1%	1%	1%	—%
Net loss	(5)%	(10)%	(4)%	(11)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Revenue	$252,086	$222,882	$29,204	13%	$499,096	$441,321	$57,775	13%
The increase in revenue for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$118,414	$104,361	$14,053	13%	$232,944	$209,117	$23,827	11%
% of Revenue	47%	47%			47%	47%
The increase in cost of revenue for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to a $5.8 million and $11.1 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $2.8 million and $3.2 million increase in third-party costs driven by increased client activities, a $2.7 million and $5.9 million increase in personnel costs driven mainly by increased headcount and higher salaries, a $1.2 million and $1.6 million increase in amortization of capitalized internal-use software development costs, a $1.0 million and a $1.2 million increase in USF contributions and other federal telecommunication service fees due to increased client usage, and a $0.4 million and $0.8 million increase in office, facilities and related costs.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$133,672	$118,521	$15,151	13%	$266,152	$232,204	$33,948	15%
% of Revenue	53%	53%			53%	53%
The increase in gross profit for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Research and development	$40,717	$39,210	$1,507	4%	$82,235	$77,318	$4,917	6%
% of Revenue	16%	18%			16%	18%
The increase in research and development expenses for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to a $3.8 million and $8.3 million increase in personnel-related costs driven mainly by an increase in headcount and higher salaries, a $1.4 million and $1.0 million increase in staff augmentation costs, a $0.4 million and $0.8 million increase in office, facilities and related costs, and a $0.3 million and $1.1 million increase in public cloud development costs, offset in part by a $4.6 million and $6.6 million increase in research and development costs that qualified for capitalization.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$78,332	$74,077	$4,255	6%	$159,441	$150,391	$9,050	6%
% of Revenue	31%	33%			32%	34%
The increase in sales and marketing expenses for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to a $4.7 million and $8.9 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, as well as expenses as we continued to execute our growth strategy to acquire new clients, increase the number of agent seats within our existing client base, and increase our brand awareness.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$33,988	$30,477	$3,511	12%	$64,536	$58,735	$5,801	10%
% of Revenue	14%	13%			13%	13%

The increase in general and administrative expenses for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to a $1.0 million and $3.6 million increase in personnel costs driven by increased headcount and higher salaries, and a $2.4 million and $2.3 million increase in legal and other professional service costs related primarily to the acquisition of Acqueon.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,906)	$(1,866)	$(2,040)	109%	$(6,473)	$(3,711)	$(2,762)	74%
Gain on early extinguishment of debt	—	—	—	—%	6,615	—	6,615	100%
Interest income and other	13,800	6,123	7,677	125%	24,359	10,244	14,115	138%
Total other income (expense), net	$9,894	$4,257	$5,637	132%	$24,501	$6,533	$17,968	275%
% of Revenue	4%	2%			5%	1%
The increase in interest expense for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to the issuance of the 2029 convertible senior notes in March 2024.
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
The increase in interest income and other for the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to higher interest income on our marketable investments due to higher investable balances and higher interest rates, and from an increase in foreign currency transaction gains.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2029 convertible senior notes in March 2024, issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of June 30, 2024, we had $707.4 million in working capital, which included $175.7 million in cash and cash equivalents and $930.6 million in marketable investments. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from June 30, 2024.
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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. We continue to evaluate a potential revolving credit facility (the "Revolving Credit Facility"). However, there can be no assurance that we will be able to obtain the Revolving Credit Facility on acceptable terms, or at all. Proceeds are expected to be available to us for general corporate purposes, including to fund working capital requirements and to fund all or a portion of the purchase price for potential acquisitions that we may identify in the future.
Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, growth within our installed base, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and expanding our operations in Portugal and any operational disruptions due to this transition, and the effect of the length and severity of the current economic downturn, the Russia-Ukraine conflict, and the conflict in Israel on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our recent acquisition of Aceyus in August 2023 and our entry into a definitive agreement to acquire Acqueon for approximately $167.1 million in cash that is expected to close in the second half of 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the conflict in Israel. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$52,231	$55,264
Net cash used in investing activities	(360,103)	(129,721)
Net cash provided by financing activities	340,412	90,709
Net increase in cash, cash equivalents and restricted cash	$32,540	$16,252

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
Net cash provided by operating activities was $52.2 million during the six months ended June 30, 2024. Net cash provided by operating activities resulted from our net loss of $19.9 million, adjustments to reconcile net loss to net cash provided by operating activities of $139.2 million, primarily consisting of $88.3 million of stock-based compensation, $33.8 million of amortization of deferred contract acquisition costs, $25.1 million of depreciation and amortization, $6.3 million of amortization of operating lease right-of-use assets, $2.5 million of amortization of issuance costs on our convertible senior notes, $(11.2) million accretion of discount on marketable investments and $(6.6) million gain on early extinguishment of debt, partially offset by use of cash for operating assets and liabilities of $(67.1) million primarily due to the timing of cash payments to vendors and cash receipts from customers.

Net cash provided by operating activities was $55.3 million during the six months ended June 30, 2023. Net cash provided by operating activities resulted from our net loss of $49.0 million, adjustments to reconcile net loss to net cash provided by operating activities of $157.7 million, primarily consisting of $104.1 million of stock-based compensation, $25.7 million of amortization of deferred contract acquisition costs, $23.1 million of depreciation and amortization, $5.8 million of amortization of operating lease right-of-use assets and $1.8 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(53.4) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $(360.1) million in the six months ended June 30, 2024 was comprised of $816.5 million related to purchases of marketable investments, $18.7 million in capital expenditures and $8.3 million in capitalized software development costs, offset in part by $483.3 million related to cash proceeds from sales and maturities of marketable investments.
Net cash used in investing activities of $(129.7) million in the six months ended June 30, 2023 was comprised of $337.6 million related to purchases of marketable investments, $16.6 million in capital expenditures and $3.6 million in capitalized software development costs, offset in part by $228.1 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $340.4 million in the six months ended June 30, 2024 was related to net cash proceeds of $728.8 million from the issuance of the 2029 convertible senior notes, net of initial purchasers' discounts and commissions and debt issuance costs, $9.5 million from the sale of common stock under our employee stock purchase plan, $0.5 million cash received from the partial termination of capped calls associated with the 2025 convertible senior notes, and $0.4 million of cash proceeds from the exercise of stock options, offset in part by $304.5 million from the repurchase of a portion of the 2025 convertible senior notes, $93.4 million from the payment for capped call transactions associated with the 2029 convertible senior notes, and $1.0 million of payments related to finance leases.
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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. As of June 30, 2024, the aggregate principal amount outstanding of our 2025 convertible senior notes was $434.4 million.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature of March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.9 million. As of June 30, 2024, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $45.8 million as of June 30, 2024, with $5.7 million payable in the remainder of 2024, $16.8 million payable in 2025 and 2026, $11.6 million payable in 2027 and 2028, and $11.7 million payable after 2028. We also had outstanding finance lease obligations of $4.0 million as of June 30, 2024, with $1.0 million payable in the remainder of 2024, and $3.0 million payable in 2025 and 2026. See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of June 30, 2024, we had outstanding cloud services and software and maintenance agreement commitments totaling $74.5 million, of which $4.9 million is expected to be purchased in the remainder of 2024, $42.2 million is expected to be purchased in 2025, and the remaining $27.4 million is expected to be purchased in 2026.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of June 30, 2024, we had outstanding hosting and telecommunication usage services obligations of $13.0 million, with $3.8 million payable in the remainder of 2024, $6.8 million payable in 2025 and 2026, $2.3 million payable in 2027 and 2028, and $0.1 million payable in 2029.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $1,106.3 million as of June 30, 2024. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2024, aggregate principal amount outstanding of our 2025 and 2029 convertible senior notes was $1,181.9 million. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $4.6 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, $434.4 million of which was outstanding as of June 30, 2024. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. In March 2024, we issued $747.5 million in aggregate principal amount of the 2029 senior notes in a private offering, all of which were outstanding as of June 30, 2024. The 2029 convertible senior notes mature on March 15, 2029, and the interest rate of the 2029 convertible senior notes is fixed at 1.000% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024.
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
If and to the extent the conditional conversion features of either or both series of our convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended June 30, 2024, the conversion features of the 2025 convertible senior notes were not triggered. Accordingly, holders of the 2025 convertible senior notes are not entitled to convert their convertible senior notes from July 1, 2024 to September 30, 2024. During the three months ended June 30, 2024, the conversion features of the 2029 convertible senior notes were not triggered. Accordingly, holders of the 2029 convertible senior notes are not entitled to convert their convertible senior notes from July 1, 2024 to September 30, 2024. Whether either or both series of our convertible senior notes will be convertible after September 30, 2024 will depend on the satisfaction of the applicable conversion conditions.
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
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended June 30, 2024, none of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement:

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

Five9, Inc.
Date:	August 8, 2024	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)