Form 10-Q
period 2024-09-30
Five9, Inc.
filed 2024-11-07
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of November 4, 2024, there were 75,208,409 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A, of this Quarterly Report, which we encourage you to carefully read, and include the following:
•adverse economic conditions, including the impact of macroeconomic challenges, including continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflict in the Middle East, and other factors, may continue to harm our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290,959	$143,201
Marketable investments	675,704	587,096
Accounts receivable, net	116,430	97,424
Prepaid expenses and other current assets	48,640	34,622
Deferred contract acquisition costs, net	72,534	61,711
Total current assets	1,204,267	924,054
Property and equipment, net	136,052	108,572
Operating lease right-of-use assets	43,480	38,873
Finance lease right-of-use assets	21,262	4,564
Intangible assets, net	69,731	38,323
Goodwill	365,450	227,412
Other assets	17,765	16,199
Deferred contract acquisition costs, net — less current portion	149,885	136,571
Total assets	$2,007,892	$1,494,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,876	$24,399
Accrued and other current liabilities	84,297	62,131
Operating lease liabilities	11,446	10,731
Finance lease liabilities	7,695	1,767
Deferred revenue	80,000	68,187
Convertible senior notes	432,927	—
Total current liabilities	650,241	167,215
Convertible senior notes - less current portion	730,932	742,125
Operating lease liabilities — less current portion	39,976	36,378
Finance lease liabilities — less current portion	13,716	2,877
Other long-term liabilities	7,441	7,888
Total liabilities	1,442,306	956,483
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	75	73
Additional paid-in capital	992,905	942,280
Accumulated other comprehensive income	1,828	582
Accumulated deficit	(429,222)	(404,850)
Total stockholders’ equity	565,586	538,085
Total liabilities and stockholders’ equity	$2,007,892	$1,494,568
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$264,182	$230,105	$763,278	$671,426
Cost of revenue	121,933	111,080	354,877	320,197
Gross profit	142,249	119,025	408,401	351,229
Operating expenses:
Research and development	42,482	40,391	124,717	117,709
Sales and marketing	78,615	73,366	238,056	223,757
General and administrative	36,575	31,006	101,111	89,741
Total operating expenses	157,672	144,763	463,884	431,207
Loss from operations	(15,423)	(25,738)	(55,483)	(79,978)
Other income (expense), net:
Interest expense	(4,068)	(1,972)	(10,541)	(5,683)
Gain on early extinguishment of debt	—	—	6,615	—
Interest income and other	11,144	8,233	35,503	18,477
Total other income (expense), net	7,076	6,261	31,577	12,794
Loss before income taxes	(8,347)	(19,477)	(23,906)	(67,184)
(Benefit from) provision for income taxes	(3,868)	942	466	2,222
Net loss	$(4,479)	$(20,419)	$(24,372)	$(69,406)
Net loss per share:
Basic and diluted	$(0.06)	$(0.28)	$(0.33)	$(0.97)
Shares used in computing net loss per share:
Basic and diluted	74,876	72,356	74,192	71,751
Comprehensive Loss:
Net loss	$(4,479)	$(20,419)	$(24,372)	$(69,406)
Other comprehensive income	2,330	599	1,246	1,890
Comprehensive loss	$(2,149)	$(19,820)	$(23,126)	$(67,516)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	72,180	$72	$832,197	$(1,397)	$(372,073)	$458,799
Issuance of common stock upon exercise of stock options	57	—	1,334	—	—	1,334
Issuance of common stock upon vesting of restricted stock units	459	1	(1)	—	—	—
Stock-based compensation	—	—	53,557	—	—	53,557
Other comprehensive income	—	—	—	599	—	599
Net loss	—	—	—	—	(20,419)	(20,419)
Balance as of September 30, 2023	72,696	$73	$887,087	$(798)	$(392,492)	$493,870

Balance as of June 30, 2024	74,719	$75	$951,048	$(502)	$(424,743)	$525,878
Issuance of common stock upon exercise of stock options	6	—	26	—	—	26
Issuance of common stock upon vesting of restricted stock units	483	—	—	—	—	—
Stock-based compensation	—	—	41,831	—	—	41,831
Other comprehensive income	—	—	—	2,330	—	2,330
Net loss	—	—	—	—	(4,479)	(4,479)
Balance as of September 30, 2024	75,208	$75	$992,905	$1,828	$(429,222)	$565,586

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	436	—	8,315	—	—	8,315
Issuance of common stock upon vesting of restricted stock units	1,378	2	(1)	—	—	1
Issuance of common stock under ESPP	204	—	9,444	—	—	9,444
Stock-based compensation	—	—	159,208	—	—	159,208
Other comprehensive income	—	—	—	1,890	—	1,890
Net loss	—	—	—	—	(69,406)	(69,406)
Balance as of September 30, 2023	72,696	$73	$887,087	$(798)	$(392,492)	$493,870

Balance as of December 31, 2023	73,317	$73	$942,280	$582	$(404,850)	$538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	21	—	423	—	—	423
Issuance of common stock upon vesting of restricted stock units	1,661	2	—	—	—	2
Issuance of common stock under ESPP	209	—	9,522	—	—	9,522
Stock-based compensation	—	—	133,579	—	—	133,579
Other comprehensive income	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	(24,372)	(24,372)
Balance as of September 30, 2024	75,208	$75	$992,905	$1,828	$(429,222)	$565,586

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(24,372)	$(69,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,265	35,553
Amortization of operating lease right-of-use assets	10,631	9,234
Amortization of deferred contract acquisition costs	52,152	40,088
Accretion of discount on marketable investments	(16,833)	(7,684)
Provision for credit losses	806	795
Stock-based compensation	127,872	156,721
Amortization of discount and issuance costs on convertible senior notes	3,991	2,793
Gain on early extinguishment of debt	(6,615)	—
Impairment charge of an equity investment	1,250	—
Interest on finance lease obligations	258	77
Deferred taxes	441	438
Tax benefit of valuation allowance associated with an acquisition	(4,831)	—
Other	(145)	592
Changes in operating assets and liabilities:
Accounts receivable	(15,559)	(6,661)
Prepaid expenses and other current assets	(9,562)	(6,537)
Deferred contract acquisition costs	(76,288)	(68,410)
Other assets	(1,452)	(4,892)
Accounts payable	8,651	5,562
Accrued and other current liabilities	5,380	(1,149)
Deferred revenue	184	1,544
Other liabilities	(871)	3,636
Net cash provided by operating activities	93,353	92,294
Cash flows from investing activities:
Purchases of marketable investments	(993,483)	(544,713)
Proceeds from sales of marketable investments	93,995	971
Proceeds from maturities of marketable investments	829,122	415,117
Purchases of property and equipment	(33,097)	(19,941)
Capitalization of software development costs	(14,211)	(5,820)
Cash paid to acquire Acqueon Inc.	(167,166)	—
Cash paid to acquire Aceyus, Inc.	99	(80,588)
Net cash used in investing activities	(284,741)	(234,974)
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes, net of issuance costs	728,843	—
Payments for capped call transactions associated with the 2029 convertible senior notes	(93,438)	—
Repurchase of a portion of 2025 convertible senior notes, net of costs	(304,485)	—
Repayment of outstanding 2023 convertible senior notes at maturity	—	(169)
Cash received from the settlement at maturity of the outstanding capped calls associated with the 2023 convertible senior notes	—	74,453
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	539	—
Proceeds from exercise of common stock options	423	8,315
Proceeds from sale of common stock under ESPP	9,522	9,444
Payment of holdback related to an acquisition	—	(500)
Payment of finance lease liabilities	(2,006)	(496)
Net cash provided by financing activities	339,398	91,047
Net increase (decrease) in cash, cash equivalents and restricted cash	148,010	(51,633)
Cash, cash equivalents and restricted cash:
Beginning of period	144,842	180,987
End of period	$292,852	$129,354
Supplemental disclosures of cash flow data:
Cash paid for interest	$5,764	$1,956
Cash paid for income taxes	$3,337	$1,124
Non-cash investing and financing activities:
Property and equipment unpaid at period-end	$12,944	$11,419
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$37	$—
Acquisition and related transaction costs accrued at period-end	$591	$330
Stock-based compensation included in capitalized software development costs	$5,707	$2,487

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$143,201	$180,520
Restricted cash in other assets	1,641	467
Total cash, cash equivalents and restricted cash	$144,842	$180,987

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$290,959	$127,828
Restricted cash in other assets	1,893	1,526
Total cash, cash equivalents and restricted cash	$292,852	$129,354

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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net	$116,430	$97,424

Deferred contract acquisition costs, net:
Current	$72,534	$61,711
Non-current	149,885	136,571
Total deferred contract acquisition costs, net	$222,419	$198,282

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$6,497	$4,106
Contract liabilities (deferred revenue)	(80,000)	(68,187)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(627)	(1,350)
Net contract liabilities	$(74,130)	$(65,431)
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
In the three and nine months ended September 30, 2024, the Company recognized revenue of $5.6 million and $52.3 million, respectively, related to its contract liabilities at December 31, 2023.
Remaining Performance Obligations
As of September 30, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,100.4 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from September 30, 2024. The Company’s marketable investments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,545	$2	$—	$1,547
U.S. treasury securities	507,567	841	(23)	508,385
U.S. agency and government-sponsored securities	113,260	40	(9)	113,291
Commercial paper	9,947	21	—	9,968
Corporate bonds	42,246	274	(7)	42,513
Total	$674,565	$1,178	$(39)	$675,704

	December 31, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,463	$—	$—	$1,463
U.S. treasury securities	315,608	191	(362)	315,437
U.S. agency and government-sponsored securities	239,358	78	(177)	239,259
Commercial paper	17,382	9	—	17,391
Municipal bonds	927	1	—	928
Corporate bonds	12,630	4	(16)	12,618
Total	$587,368	$283	$(555)	$587,096

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(23)	$60,477	$(362)	$79,644
U.S. agency and government-sponsored securities	(9)	36,341	(177)	165,493
Corporate bonds	(7)	8,385	(16)	7,550
Total	$(39)	$105,203	$(555)	$252,687

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of September 30, 2024, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of September 30, 2024 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$550,615	$551,485
Due after one year through two years	123,950	124,219
Total	$674,565	$675,704

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$157,556	$—	$—	$157,556
U.S. treasury securities	17,769	—	—	17,769
Total cash equivalents	$175,325	$—	$—	$175,325

Marketable investments
Certificates of deposit	$—	$1,547	$—	$1,547
U.S. treasury securities	508,385	—	—	508,385
U.S. agency and government sponsored securities	—	113,291	—	113,291
Commercial paper	—	9,968	—	9,968
Corporate bonds	—	42,513	—	42,513
Total marketable investments	$508,385	$167,319	$—	$675,704

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$66,661	$—	$—	$66,661
Certificates of deposit	—	493	—	493
U.S. treasury securities	4,983	—	—	4,983
Commercial paper	—	1,498	—	1,498
Total cash equivalents	$71,644	$1,991	$—	$73,635

Marketable investments
Certificates of deposit	$—	$1,463	$—	$1,463
U.S. treasury securities	315,437	—	—	315,437
U.S. agency and government-sponsored securities	—	239,259	—	239,259
Commercial paper	—	17,391	—	17,391
Municipal bonds	—	928	—	928
Corporate bonds	—	12,618	—	12,618
Total marketable investments	$315,437	$271,659	$—	$587,096
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company's outstanding 2025 convertible senior notes was $419.4 million and $718.3 million, respectively. As of September 30, 2024, the estimated fair value of the Company's outstanding 2029 convertible senior notes was $628.0 million. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During the third quarter of 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash	$115,634	$69,566
Money market funds	157,556	66,661
Certificates of deposit	—	493
U.S. treasury securities	17,769	4,983
Commercial paper	—	1,498
Total cash and cash equivalents	$290,959	$143,201
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade accounts receivable	$105,103	$86,912
Unbilled trade accounts receivable, net of advance client deposits	11,668	10,776
Provision for credit losses	(341)	(264)
Accounts receivable, net	$116,430	$97,424
There was one client that represented 17% and 11% of accounts receivable as of September 30, 2024 and December 31, 2023, respectively,
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$33,919	$22,023
Other current assets	8,224	8,493
Contract assets	6,497	4,106
Prepaid expenses and other current assets	$48,640	$34,622
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer and network equipment	$180,998	$155,997
Computer software	67,105	59,452
Internal-use software development costs	39,345	19,734
Furniture and fixtures	5,129	4,666
Leasehold improvements	7,179	6,425
Property and equipment	299,756	246,274
Accumulated depreciation and amortization	(163,704)	(137,702)
Property and equipment, net	$136,052	$108,572
Depreciation and amortization expense associated with property and equipment was $9.9 million and $29.8 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense associated with property and equipment was $9.3 million and $26.7 million for the three and nine months ended September 30, 2023, respectively.

Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Other assets	$13,176	$10,433
Equity investment in a privately-held company	750	2,000
Deferred tax assets	3,839	3,766
Other assets	$17,765	$16,199
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses	$25,833	$18,282
Accrued compensation and benefits	50,580	35,927
Accrued federal fees	3,891	4,166
Sales tax liabilities	3,993	3,756
Accrued and other current liabilities	$84,297	$62,131
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Deferred revenue	$627	$1,350
Sales tax liabilities	476	926
Other long-term liabilities	6,338	5,612
Other long-term liabilities	$7,441	$7,888

5. Goodwill and Intangible Assets
Goodwill of $138.2 million and intangible assets of $39.9 million were recorded as a result of the Company's acquisition of Acqueon Inc. ("Acqueon") in August 2024. See Note 13 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the nine months ended September 30, 2024 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2023	$227,412	$38,323
Addition (Acqueon)	138,181	39,900
Measurement period adjustment (Aceyus)	(143)	—
Amortization	—	(8,492)
End of the period, September 30, 2024	$365,450	$69,731
The components of intangible assets were as follows (in thousands):

	September 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$105,714	$(47,881)	$57,833	6.5	$75,314	$(40,327)	$34,987	5.2
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(2,039)	10,811	4.6	4,150	(1,252)	2,898	4.1
Trademarks	1,300	(213)	1,087	2.6	1,000	(562)	438	2.6
Total	$120,334	$(50,603)	$69,731	6.1	$80,934	$(42,611)	$38,323	5.1

Amortization expense related to intangible assets was $3.2 million and $8.5 million for the three and nine months ended September 30, 2024, respectively. Amortization expense related to intangible assets was $3.2 million and $8.9 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2024	$4,100
2025	14,466
2026	13,008
2027	8,612
2028	8,246
Thereafter	21,299
Total	$69,731

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
The closing market price of the Company's common stock of $28.73 per share on September 30, 2024, the last trading day during the three months ended September 30, 2024, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 30, 2024, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2024, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending December 31, 2024.
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
The net carrying amount of the 2029 convertible senior notes as of September 30, 2024 was as follows (in thousands):

September 30, 2024
Principal	$747,500
Unamortized issuance costs	(16,568)
Net carrying amount	$730,932
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Contractual interest expense	$1,869	$4,360
Amortization of issuance costs	920	2,090
Total interest expense	$2,789	$6,450
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
In March 2024, the Company used part of the net proceeds from the issuance of the 2029 convertible senior notes to repurchase $313.1 million aggregate principal amount of the 2025 convertible senior notes in privately-negotiated transactions. As of September 30, 2024, after giving effect to the Repurchase Transaction, approximately $434.4 million aggregate principal amount of 2025 convertible senior notes remained outstanding.
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
The closing market price of the Company's common stock of $28.73 per share on September 30, 2024, the last trading day during the three months ended September 30, 2024, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 30, 2024, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2024, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending December 31, 2024.
The 2025 convertible senior notes became redeemable at the Company's option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended September 30, 2024, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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
The net carrying amount of the 2025 convertible senior notes as of September 30, 2024 and as of December 31, 2023 was as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal	$747,500	$747,500
Unamortized issuance costs	(1,478)	(5,375)
Principal repaid	(313,095)	—
Net carrying amount	$432,927	$742,125
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contractual interest expense	$543	$934	$1,890	$2,803
Amortization of issuance costs	562	954	1,901	2,793
Total interest expense	$1,105	$1,888	$3,791	$5,596
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2024 and December 31, 2023, the Company had 75,208,409 and 73,316,968 shares of common stock issued and outstanding, respectively.

Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of September 30, 2024 were as follows (in thousands):

September 30, 2024
Stock options outstanding	891
RSUs (including PRSUs) outstanding	5,269
Shares available for future grant under 2014 Plan	16,470
Shares available for future issuance under ESPP	4,461
Total shares of common stock reserved	27,091

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	918	$55.96
Options granted	—	—
Options exercised	(21)	19.86
Options forfeited or expired	(6)	136.44
Outstanding as of September 30, 2024	891	56.31	3.9	$4,953

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $28.73 per share as of September 30, 2024 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the nine months ended September 30, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	4,076	$83.25
RSUs granted(1)	3,114	53.32
RSUs vested and released	(1,661)	79.87
RSUs forfeited or cancelled	(260)	76.86
Outstanding as of September 30, 2024	5,269	66.57

(1) Includes 159,016 PRSUs granted during the nine months ended September 30, 2024.
PRSUs with Market and Service Conditions In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. In 2023, the Company granted 35,921 market-based PRSUs with a grant date fair value of $3.1 million. During the nine months ended September 30, 2024, the Company granted an additional

159,016 market-based PRSUs with a grant date fair value of $9.6 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each performance period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs subject to the 2022-2024 performance period, (ii) for the market-based PRSUs subject to the 2023-2025 performance period, and (iii) for the market-based PRSUs subject to the 2024-2026 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
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
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of revenue	$7,512	$9,856	$22,904	$29,077
Research and development	8,244	12,980	29,001	38,375
Sales and marketing	12,490	16,404	40,334	50,840
General and administrative	11,310	13,371	35,633	38,429
Total stock-based compensation expense	$39,556	$52,611	$127,872	$156,721

As of September 30, 2024, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$1,887	$313,198	$13,419	$549
Weighted-average amortization period	1.0 year	2.8 years	1.5 years	0.1 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Closing price of common stock as of grant date	—	—	$63.38	$68.15
Expected term (years)	—	—	2.85	2.84
Volatility	—	—	49.4	51.1%
Risk-free interest rate	—	—	4.5%	4.5%
Dividend yield (1)	—	—	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the three and nine months ended September 30, 2024 and 2023, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(4,479)	$(20,419)	$(24,372)	$(69,406)
Weighted-average shares used in computing basic and diluted net loss per share	74,876	72,356	74,192	71,751
Basic and diluted net loss per share	$(0.06)	$(0.28)	$(0.33)	$(0.97)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	891	973	891	973
RSUs (including PRSUs)	5,269	4,378	5,269	4,378
Convertible senior notes	12,646	5,564	11,069	5,566
Total	18,806	10,915	17,229	10,917
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and nine months ended September 30, 2024 and 2023. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 because the effect would have been anti-dilutive.
9. Income Taxes
The (benefit from) provision for income taxes for the three and nine months ended September 30, 2024 was approximately $(3.9) million and $0.5 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2023 was approximately $0.9 million and $2.2 million, respectively.

The benefit from income taxes for the three months ended September 30, 2024 was primarily related to the Company's acquisition of Acqueon, which included a domestic net deferred tax liability balance of $4.8 million and provided the Company with a source of taxable income to release a portion of its U.S.valuation allowance. The provision for income taxes for the nine months ended September 30, 2024 consisted primarily of U.S. federal and U.S. state tax expense as a result of IRC Section 174 research and experimental capitalization requirements and tax attribute utilization limitations, and foreign current income tax expense as a result from income produced by the Company's intercompany cost-plus operating model, which were partially offset by the benefit related to the Company's acquisition of Acqueon, discussed above. The provision for income taxes for the three and nine months ended September 30, 2023 consisted primarily of current U.S. state tax expense due to the lack of available net operating losses to offset the taxable income generated and foreign income tax expense due to the Company's intercompany cost-plus operating model.
For the three and nine months ended September 30, 2024, the (benefit from) provision for income taxes differed from the statutory amount primarily due to the domestic full valuation allowance position maintained against the domestic net deferred tax assets, and the partial release discussed above. For the three and nine months ended September 30, 2023, the provision for income taxes differed from the statutory amount primarily due to domestic state income taxes, foreign income taxes and the Company realizing no benefit for prior year domestic losses due to maintaining a full valuation allowance against its domestic net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of September 30, 2024 and December 31, 2023. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2024, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2023 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and material updates to these commitments during the nine months ended September 30, 2024 are disclosed herein, including in this Note 10 and in Note 12.
As of September 30, 2024, the Company’s commitments under various co-location hosting and telecommunications agreements totaled $11.7 million for terms ranging up to 58 months. These agreements require the Company to make monthly payments over the service term in exchange for certain network services.
As of September 30, 2024, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $42.1 million, of which $0.4 million is expected to be purchased in the remainder of 2024, $21.9 million is expected to be purchased in 2025, and the remaining $19.8 million is expected to be purchased in 2026. During the three months ended September 30, 2024, the Company entered into equipment finance lease arrangements that resulted in a $17.2 million additional reduction of its outstanding cloud services commitment. See Note 12 for more information.
As of September 30, 2024, (i) $434.4 million of aggregate principal of the 2025 convertible senior notes was outstanding and is due on June 1, 2025, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding and is due on March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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

11. Geographical Information
The following table summarizes revenues by geographic region based on client billing address (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
United States	$235,274	$205,679	$679,066	$599,259
International	28,908	24,426	84,212	72,167
Total revenue	$264,182	$230,105	$763,278	$671,426

The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2024	December 31, 2023
United States	$123,793	$101,567
International	12,259	7,005
Property and equipment, net	$136,052	$108,572

12. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. The Company’s leases have remaining terms of one to seven years, some of the leases include a Company option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. The Company does not separate lease and non-lease components for real estate operating leases. The Company entered into three-year equipment finance lease agreements and recognized $18.6 million right of use assets during the three months ended September 30, 2024, which were reported within "Finance lease right-of-use assets" and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $5.9 million within "Finance lease liabilities" and long-term lease liabilities of $12.7 million within "Finance lease liabilities - less current portion" for the three months ended September 30, 2024.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$3,933	$3,360	$10,003	$10,112
Finance lease cost:
Amortization of right-of-use assets	$950	$491	$1,862	$570
Interest on finance lease liabilities	132	83	262	83
Total finance lease cost	$1,082	$574	$2,124	$653
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,125)	$(3,001)	$(9,344)	$(8,319)
Financing cash used in finance leases	(1,039)	(496)	(2,006)	(496)
Right of use assets obtained in exchange for lease obligations:
Operating leases	10,679	795	11,314	6,273
Finance leases	18,559	2,936	18,559	5,103

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$43,480	$38,873

Operating lease liabilities	$11,446	$10,731
Operating lease liabilities — less current portion	39,976	36,378
Total operating lease liabilities	$51,422	$47,109
Finance leases
Finance lease right-of-use assets	$21,262	$4,564

Finance lease liabilities	$7,695	$1,767
Finance lease liabilities — less current portion	13,716	2,877
Total finance lease liabilities	$21,411	$4,644
Weighted average remaining terms were as follows (in years):

	September 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	5.1	5.7
Finance leases	2.8	2.6
Weighted average discount rates were as follows:

	September 30, 2024	December 31, 2023
Weighted average discount rate
Operating leases	4.2%	3.8%
Finance leases	5.8%	6.1%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2024	$3,489	$2,185
2025	12,969	8,685
2026	11,042	7,714
2027	8,171	4,502
2028	6,837	—
Thereafter	14,420	—
Total future minimum lease payments	56,928	23,086
Less: imputed interest	(5,506)	(1,675)
Total	$51,422	$21,411

13. Acquisitions
Acqueon
On August 27, 2024, the Company acquired all of the issued and outstanding shares of capital stock of Acqueon for total consideration of approximately $173.8 million. This acquisition, which was accounted for as a business combination, is intended to build on the pre-existing partnership between the companies, and to extend the Company's AI-powered CX platform by adding omnichannel proactive customer engagement to expand Five9’s outbound capabilities.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $138.2 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

Cash	$6,661
Tangible assets acquired	4,580
Other assets acquired	7,333
Acquired technology	30,400
Customer relationships	8,700
Trademarks	800
Goodwill	138,181
Total assets acquired	196,655
Deferred tax liability	(4,831)
Liabilities assumed	(17,997)
Total	$173,827

The acquired technology, customer relationships, and trademarks will be amortized on a straight-line basis over their estimated useful lives of eight years, five years, and three years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $2.0 million and $5.3 million during the three and nine months ended September 30, 2024, respectively, which have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $61.8 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered final. The Company recorded an adjustment of $0.1 million during the one year from acquisition date measurement period. The following table presents the final allocation of the purchase price at the acquisition date (in thousands):

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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $2.2 million in 2023, and incurred no additional costs during the nine months ended September 30, 2024, which have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition and are not material to the Company's condensed consolidated financial statements.
14. Restructuring

On August 20, 2024, the Company announced a reduction in force plan (“Plan”) as part of its broader efforts to drive balanced, profitable growth, further supporting its positive, long-term outlook and focus on increasing shareholder value. The Plan reduced the Company’s global full-time employees by approximately 6%. For the three months ended September 30, 2024, the Company incurred a total of $9.6 million in restructuring costs under the Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses. As of September 30, 2024, $3.0 million had been paid and the remaining $6.6 million was recorded within "Accrued and other current liabilities" and is mostly expected to be paid by the fourth quarter of 2024. The Company does not expect to incur any additional costs under this plan.

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
We provide our solution through a SaaS business model with recurring subscriptions. We offer a comprehensive suite of applications delivered on our VCC cloud platform that are designed to enable our clients to manage and optimize interactions across inbound and outbound contact centers. We primarily generate revenue by selling subscriptions and related usage of our VCC cloud platform. We charge our clients monthly subscription fees for access to our solution, primarily based on the number of agent seats, as well as the specific functionalities and applications our clients deploy. We define agent seats as the maximum number of named agents allowed to concurrently access our solution. Our clients typically have more named agents than agent seats, and multiple named agents may use an agent seat, though not simultaneously. Substantially all of our clients purchase both subscriptions and related telephony usage from us. A small percentage of our clients subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any client. The related usage fees are based on the volume of minutes for inbound and outbound interactions. We also offer bundled plans, generally for smaller deployments, where the client is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. We offer monthly, annual and multiple-year contracts to our clients, generally with 30 days’ notice required for reductions in the number of agent seats. Increases in the number of agent seats can be provisioned almost immediately. Our clients, therefore, are able to adjust the number of agent seats used to meet their changing contact center volume needs. Our larger clients typically choose annual contracts, which generally include an implementation and ramp period of several months. Fixed subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and nine months ended September 30, 2024, subscription and related usage fees accounted for 92% of our revenue. For each of the three and nine months ended September 30, 2023, subscription and related usage fees accounted for 92% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions, including continued macroeconomic challenges, the Russia-Ukraine conflict and the conflict in the Middle East.
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
In August 2024, we announced a Plan as part of our broader efforts to drive balanced, profitable growth, further supporting our positive, long-term outlook and focus on increasing shareholder value. The Plan reduced our global full-time employees by approximately 6%. For the three months ended September 30, 2024, we incurred a total of $9.6 million in restructuring costs under the Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses. As of September 30, 2024, $3.0 million had been paid and the remaining $6.6 million was recorded within accrued and other current liabilities and is mostly expected to be paid in the fourth quarter of 2024. We do not expect to incur any additional costs under this plan.
In March 2022 we decided to close our Russia office and to establish a new European development center in Portugal, in part due to the growing uncertainty arising from the Russia-Ukraine conflict. During both the three and nine months ended September 30, 2024, we incurred approximately $0.2 million in costs related to the closure and relocation of our Russian operations. During the three and nine months ended September 30, 2023, we incurred approximately $0.9 million and $2.7 million in costs related to the closure and relocation of our Russian operations. Going forward, we do not expect to incur additional material costs related to the closure and relocation of our Russia operations. We currently do not believe that this decision will have a material effect on our business, results of operations or financial condition.
Key GAAP Operating Results
Our revenue increased to $264.2 million and $763.3 million for the three and nine months ended September 30, 2024 from $230.1 million and $671.4 million for the three and nine months ended September 30, 2023. Revenue growth was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and nine months ended September 30, 2024 and 2023, no single client accounted for more than 10% of our total revenue. As of September 30, 2024, we had over 3,000 clients across multiple industries with a wide range of seat sizes. We had a net loss of $4.5 million and $24.4 million in the three and nine months ended September 30, 2024, compared to a net loss of $20.4 million and $69.4 million in the three and nine months ended September 30, 2023.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development, infrastructure and investments in complementary businesses, technologies and intellectual property rights. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger clients, grow revenue from our existing clients, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of continued macroeconomic challenges, the Russia-Ukraine conflict and the conflict in the Middle East, in order to successfully grow our business and improve our operating results.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	September 30, 2024	September 30, 2023
Annual Dollar-Based Retention Rate	108%	110%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) gain on early extinguishment of debt, (5) interest (income) and other, (6) exit costs related to the closure and relocation of Russian operations, (7) acquisition and related transaction costs and one-time integration costs, (8) lease amortization for finance leases, (9) costs related to a reduction in force plan, (10) (benefit from) provision for income taxes, and (11) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(4,479)	$(20,419)	$(24,372)	$(69,406)
Non-GAAP adjustments:
Depreciation and amortization (1)	13,144	12,482	38,265	35,553
Stock-based compensation (2)	39,556	52,611	127,872	156,721
Interest expense	4,068	1,972	10,541	5,683
Gain on early extinguishment of debt	—	—	(6,615)	—
Interest income and other	(11,144)	(8,233)	(35,503)	(18,477)
Exit costs related to closure and relocation of Russian operations (3)	21	659	78	2,070
Acquisition and related transaction costs and one-time integration costs	4,486	778	9,506	3,110
Lease amortization for finance leases	951	492	1,863	492
Costs related to a reduction in force plan	9,625	—	9,625	—
(Benefit from) provision for income taxes	(3,868)	942	466	2,222
Adjusted EBITDA	$52,360	$41,284	$131,726	$117,968
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of revenue	$10,414	$10,075	$30,448	$28,251
Research and development	721	831	2,352	2,571
Sales and marketing	32	36	85	38
General and administrative	1,977	1,540	5,380	4,693
Total depreciation and amortization	$13,144	$12,482	$38,265	$35,553
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Exit costs related to the closure and relocation of our Russian operations were $0.2 million during both the three and nine months ended September 30, 2024. The $0.0 million and $0.1 million adjustments presented above were net of $0.2 million and $0.1 million included in “Interest income and other.” Exit costs related to the closure and relocation of our Russian operations were $0.9 million and $2.7 million during the three and nine months ended September 30, 2023. The $0.7 million and $2.1 million adjustments presented above were net of $0.2 million and $0.6 million included in “Interest income and other.”
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
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that macroeconomic challenges will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which typically contributes approximately half of our annual revenue growth, continues to experience macroeconomic headwinds.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, allocated office and facility costs, amortization of acquired technology, amortization of internal-use software development costs and lease amortization for finance leases. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our clients’ usage of our VCC cloud platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, client support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale.
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
Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Based on the condensed consolidated statements of operations and comprehensive loss set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	100%	100%	100%	100%
Cost of revenue	46%	48%	46%	48%
Gross profit	54%	52%	54%	52%
Operating expenses:
Research and development	16%	18%	16%	18%
Sales and marketing	30%	32%	32%	33%
General and administrative	14%	13%	13%	13%
Total operating expenses	60%	63%	61%	64%
Loss from operations	(6)%	(11)%	(7)%	(12)%
Other income (expense), net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Gain on early extinguishment of debt	—%	—%	1%	—%
Interest income and other	4%	4%	4%	3%
Total other income (expense), net	3%	3%	4%	2%
Loss before income taxes	(3)%	(8)%	(3)%	(10)%
(Benefit from) provision for income taxes	(1)%	1%	—%	—%
Net loss	(2)%	(9)%	(3)%	(10)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Revenue	$264,182	$230,105	$34,077	15%	$763,278	$671,426	$91,852	14%
The increase in revenue for the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily attributable to our larger clients, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$121,933	$111,080	$10,853	10%	$354,877	$320,197	$34,680	11%
% of Revenue	46%	48%			46%	48%
The increase in cost of revenue for the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to a $4.8 million and $15.8 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $3.1 million and $8.9 million increase in personnel-related costs primarily driven by $2.1 million in restructuring costs and an increase in net personnel costs, a $1.1 million and $2.4 million increase in USF contributions and other federal telecommunication service fees due to increased client usage, a $0.9 million and $1.8 million increase in office, facilities and related costs, a $0.5 million and $3.7 million increase in third-party costs driven by increased client activities, a $0.5 million and $2.1 million increase in amortization of capitalized internal-use software development costs, and a $0.4 million and $1.3 million increase in lease amortization of finance leases.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$142,249	$119,025	$23,224	20%	$408,401	$351,229	$57,172	16%
% of Revenue	54%	52%			54%	52%
The increase in gross profit for the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, client support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Research and development	$42,482	$40,391	$2,091	5%	$124,717	$117,709	$7,008	6%
% of Revenue	16%	18%			16%	18%
The increase in research and development expenses for the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to a $4.3 million and $12.6 million increase in personnel-related costs primarily driven by $1.9 million in restructuring costs and an increase in net personnel costs, a $1.6 million and $2.6 million increase in staff augmentation costs, a $0.5 million and $1.3 million increase in office, facilities and related costs, and a $0.4 million and $1.5 million increase in public cloud development costs, offset in part by a $5.0 million and $11.6 million increase in research and development costs that qualified for capitalization.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$78,615	$73,366	$5,249	7%	$238,056	$223,757	$14,299	6%
% of Revenue	30%	32%			32%	33%
The increase in sales and marketing expenses for the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to a $3.6 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, a $3.3 million increase in personnel-related costs primarily driven by $4.4 million in restructuring costs and partially reduced by a decrease in net personnel costs, offset in part by a $1.8 million decrease in marketing spend.
The increase in sales and marketing expenses for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to a $12.5 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, a $5.0 million increase in personnel-related costs primarily driven by $4.4 million in restructuring costs, offset in part by a $4.8 million decrease in marketing spend.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$36,575	$31,006	$5,569	18%	$101,111	$89,741	$11,370	13%
% of Revenue	14%	13%			13%	13%
The increase in general and administrative expenses for the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to a $3.9 million increase in costs associated with the acquisition of Acqueon, and a $0.8 million increase in personnel-related costs primarily driven by $1.2 million in restructuring costs and partially reduced by a decrease in net personnel costs.
The increase in general and administrative expenses for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to a $7.2 million increase in costs associated with the acquisition of Acqueon, and a $4.4 million increase in personnel-related costs primarily driven by an increase in net personnel costs and by $1.2 million in restructuring costs.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(4,068)	$(1,972)	$(2,096)	106%	$(10,541)	$(5,683)	$(4,858)	85%
Gain on early extinguishment of debt	—	—	—	—%	6,615	—	6,615	100%
Interest income and other	11,144	8,233	2,911	35%	35,503	18,477	17,026	92%
Total other income (expense), net	$7,076	$6,261	$815	13%	$31,577	$12,794	$18,783	147%
% of Revenue	3%	3%			4%	2%
The increase in interest expense for the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to the issuance of the 2029 convertible senior notes in March 2024.
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
The increase in interest income and other for the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to higher interest income on our marketable investments due to higher investable balances and higher interest rates, offset in part by a $1.3 million impairment charge of an equity investment.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2029 convertible senior notes in March 2024, issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of September 30, 2024, we had $554.0 million in working capital, which included $291.0 million in cash and cash equivalents and $675.7 million in marketable investments. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from September 30, 2024.

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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities, but we may consider pursuing a revolving credit facility in the future. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, client retention, growth within our installed base, our ability to gain new clients, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in closing our Russia operations and expanding our operations in Portugal and any operational disruptions due to this transition, and the effect of the length and severity of the continued macroeconomic challenges, the Russia-Ukraine conflict, and the conflict in the Middle East on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our recent acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the conflict in the Middle East. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$93,353	$92,294
Net cash used in investing activities	(284,741)	(234,974)
Net cash provided by financing activities	339,398	91,047
Net increase (decrease) in cash, cash equivalents and restricted cash	$148,010	$(51,633)

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

Net cash provided by operating activities was $93.4 million during the nine months ended September 30, 2024. Net cash provided by operating activities resulted from our net loss of $24.3 million, adjustments to reconcile net loss to net cash provided by operating activities of $207.2 million, primarily consisting of $127.9 million of stock-based compensation, $52.2 million of amortization of deferred contract acquisition costs, $38.3 million of depreciation and amortization, $10.6 million of amortization of operating lease right-of-use assets, $4.0 million of amortization of issuance costs on our convertible senior notes, $1.3 million impairment charge of an equity investment, $(16.8) million accretion of discount on marketable investments and $(6.6) million gain on early extinguishment of debt, partially offset by use of cash for operating assets and liabilities of $(89.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $92.3 million during the nine months ended September 30, 2023. Net cash provided by operating activities resulted from our net loss of $69.4 million, adjustments to reconcile net loss to net cash provided by operating activities of $238.6 million, primarily consisting of $156.7 million of stock-based compensation, $35.6 million of depreciation and amortization, $40.1 million of amortization of deferred contract acquisition costs, $9.2 million of amortization of operating lease right-of-use assets, $2.8 million of amortization of issuance costs on our convertible senior notes, and $(7.7) million accretion of discount on marketable investments, partially offset by use of cash for operating assets and liabilities of $(76.9) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $(284.7) million in the nine months ended September 30, 2024 was comprised of $993.5 million related to purchases of marketable investments, $167.2 million, net of cash acquired in connection with the acquisition of Acqueon, $33.1 million in capital expenditures and $14.2 million in capitalized software development costs, offset in part by $923.1 million related to cash proceeds from sales and maturities of marketable investments.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $339.4 million in the nine months ended September 30, 2024 was related to net cash proceeds of $728.8 million from the issuance of the 2029 convertible senior notes, net of initial purchasers' discounts and commissions and debt issuance costs, $9.5 million from the sale of common stock under our employee stock purchase plan, $0.5 million cash received from the partial termination of capped calls associated with the 2025 convertible senior notes, and $0.4 million of cash proceeds from the exercise of stock options, offset in part by $304.5 million from the repurchase of a portion of the 2025 convertible senior notes, $93.4 million from the payment for capped call transactions associated with the 2029 convertible senior notes, and $2.0 million of payments related to finance leases.
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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. As of September 30, 2024, the aggregate principal amount outstanding of our 2025 convertible senior notes was $434.4 million.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature of March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.9 million. As of September 30, 2024, the aggregate principal amount outstanding of our 2025 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $56.9 million as of September 30, 2024, with $3.5 million payable in the remainder of 2024, $24.0 million payable in 2025 and 2026, $15.0 million payable in 2027 and 2028, and $14.4 million payable after 2028. We also had outstanding finance lease obligations of $23.1 million as of September 30, 2024, with $2.2 million payable in the remainder of 2024, $16.4 million payable in 2025 and 2026, and $4.5 million payable in 2027 and 2028. We entered into three-year equipment finance lease agreements and recognized $18.6 million right of use assets during the three months ended September 30, 2024, which were reported within "Finance lease right-of-use assets" and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $5.9 million within "Finance lease liabilities" and long-term lease liabilities of $12.7 million within "Finance lease liabilities - less current portion" for the three months ended September 30, 2024. See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of September 30, 2024, we had outstanding cloud services and software and maintenance agreement commitments totaling $42.1 million, of which $0.4 million is expected to be purchased in the remainder of 2024, $21.9 million is expected to be purchased in 2025, and the remaining $19.8 million is expected to be purchased in 2026. During the three months ended September 30, 2024, we entered into equipment finance lease arrangements that resulted in a $17.2 million additional reduction of our outstanding cloud services commitment. See Note 12 for more information.
Hosting and Telecommunication Usage Services

We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of September 30, 2024, we had outstanding hosting and telecommunication usage services obligations of $11.7 million, with $1.5 million payable in the remainder of 2024, $7.4 million payable in 2025 and 2026, $2.7 million payable in 2027 and 2028, and $0.1 million payable in 2029.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $966.7 million as of September 30, 2024. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2024, aggregate principal amount outstanding of our 2025 and 2029 convertible senior notes was $1,181.9 million. The fair value of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $7.2 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, $434.4 million of which was outstanding as of September 30, 2024. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. In March 2024, we issued $747.5 million in aggregate principal amount of the 2029 senior notes in a private offering, all of which were outstanding as of September 30, 2024. The 2029 convertible senior notes mature on March 15, 2029, and the interest rate of the 2029 convertible senior notes is fixed at 1.000% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024.
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
If and to the extent the conditional conversion features of either or both series of our convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended September 30, 2024, the conversion features of the 2025 convertible senior notes were not triggered. Accordingly, holders of the 2025 convertible senior notes are not entitled to convert their convertible senior notes from October 1, 2024 to December 31, 2024. During the three months ended September 30, 2024, the conversion features of the 2029 convertible senior notes were not triggered. Accordingly, holders of the 2029 convertible senior notes are not entitled to convert their convertible senior notes from October 1, 2024 to December 31, 2024. Whether either or both series of our convertible senior notes will be convertible after December 31, 2024 will depend on the satisfaction of the applicable conversion conditions.
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended September 30, 2024, none of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement:

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

Five9, Inc.
Date:	November 7, 2024	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Zwarenstein
Barry Zwarenstein
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)