Form 10-K
period 2024-12-31
Five9, Inc.
filed 2025-02-21
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,159.9 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2025, there were 75,809,562 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

FIVE9, INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of our senior management with respect to future events and our financial performance. These forward-looking statements include statements with respect to our business, expenses, strategies, losses, growth plans, product and customer initiatives, market growth projections, and our industry, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, and include the following:
•adverse economic conditions, including the impact of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of conflicts in the Middle East, and other factors, may continue to harm our business;
•if we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue and revenue growth will be harmed;
•if our existing customers terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we might expect, our revenues and gross margins will be harmed, and we will be required to spend more money to grow our customer base;
•because a significant percentage of our revenue is derived from existing customers, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern;
•if we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages;
•as AI solutions will likely perform an increasing proportion of contact center interactions, if we are unable to replace decreases in subscription revenue from licenses with revenue from the sale of additional AI solutions, our revenue, results of operations and business will be harmed;
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
•if we are unable to attract and retain highly skilled leaders and other employees, our business and results of operations may be harmed;
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
•security breaches, cybersecurity incidents, and improper access to, use of, or disclosure of our data or our customers’ data, or other cyber-attacks on our systems, could result in litigation and regulatory risk, harm our reputation, our business or financial results;
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
•we rely on third-party telecommunications and internet service providers to provide our customers and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could cause us to lose customers and subject us to claims for credits or damages, among other things;
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

PART I
ITEM 1. Business
Overview
Five9 is a leading provider of intelligent cloud software for contact centers. We were “born in the cloud,” and since our inception, we have focused on delivering our platform in the cloud and are disrupting a large market by replacing legacy on-premises contact center systems and working with newer companies by starting their contact center journey in the cloud. Contact centers are vital hubs of interaction between organizations and their customers and are, therefore, essential to delivering successful customer service, sales, and marketing strategies. Our mission is to empower organizations to transform their contact centers into customer experience centers of excellence, while improving business agility, customer satisfaction, and significantly lowering the cost and complexity of their operations. Our reliable, secure, and scalable Intelligent CX Platform, powered by Five9 Genius AI, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing functions. We have become an established leader in the cloud contact center market with more than 3,000 customers. We believe our ability to combine software, including artificial intelligence, or AI, solutions, with telephony into a single unified platform that is delivered in the cloud creates a significant advantage.
We believe there are three key industry trends driving growth in the cloud contact center market.
First is the increasing adoption of cloud-based solutions within companies around the world, which is creating strong demand for integrated cloud contact center software solutions. Cloud contact center solutions offer the functionality, reliability, scalability and security required by large, complex enterprise contact centers. Furthermore, organizations periodically refresh their on-premises contact center systems, which provides an opportunity for cloud solutions to replace legacy on-premises contact center systems. On-premises systems require large up-front investments, long deployment cycles, and are burdensome to scale and maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. AI technologies generally require cloud deployment and, therefore, provide additional incentives for customers to migrate away from their legacy on-premises solutions. In addition, agents increasingly work remotely, which presents a challenge to on-premises based systems that, by design, provide capabilities within a specific physical location. This creates substantial challenges for customers with on-premises contact center systems. As a result, cloud contact center software solutions are continuing to replace legacy on-premises contact center systems.
Second is digital transformation. End user consumers can easily and quickly switch brands after experiencing poor customer service. Therefore, it is more critical than ever to provide the tools and technologies to meet consumer demands for a seamless experience across their engagement channels of choice. Cloud contact center software solutions provide organizations with the agility to adapt to a rapidly evolving environment and leverage innovative functionalities to improve the way companies engage with customers.
Third is advancements in artificial intelligence, or AI. AI is a significant advancement to improve customer experience across self-service, agent assistance, managerial insights, and workflow automation use cases. This often provides significant operational efficiencies and improved business insights and intelligence. The recent advances in Generative AI, including Large Language Models, or LLMs, enable new capabilities in contact centers that were not previously possible. Our AI Summaries capability uses Generative AI to automatically summarize a call, reducing after-call work time. Natural language voice and chat-bots, using Generative AI, provide speech recognition, intent detection, and text-to-speech technologies to quickly and effectively handle mundane contact center tasks, allowing agents to focus on more complex issues. Generative AI technologies are also used in our AI Insights product, which gives customers an understanding of the reasons for customer calls, provides customer sentiment, and call resolution status, with little up-front configuration or setup. Our AI Agents product redefines virtual agents, with the power of Generative AI, to deliver a hyper-personalized customer experience, unlocking additional efficiencies with automation, and is easy and quick to deploy.
Our solution empowers our customers to harness the value of these three market trends. Comprised of our Intelligent CX Platform and automation capabilities, including Intelligent Virtual Agent, or IVA, Agent Assist, Workflow Automation, or WFA, Workforce Engagement Management, or WEM, AI Insights and AI Summaries, Revenue Execution, and our most recent AI capability, AI Agents, our solution allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs.
Our Intelligent CX Platform matches each consumer interaction with an appropriate agent resource and delivers relevant consumer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the consumer experience and improve agent productivity. Delivered on-demand, our solution ensures customers always have the latest version, and enables them to quickly deploy agents in any geographic location with only a computer, headset and broadband internet connection. Our customers are able to adjust the level of our solutions used to meet their changing contact center volume needs. Unlike legacy on-premises contact center systems, our solution requires limited up-front investment, can be rapidly deployed, and is maintained by us in the cloud.
Our sales model consists of a field sales team that sells our solution into mid-size, enterprise, and Fortune 1000 companies and a telesales team that sells our solution into smaller companies. We have developed a proven, high-velocity, metrics-driven sales and marketing strategy, designed to effectively identify, qualify and close sales opportunities. To complement our go-to-market strategy, we have developed a strategically-built ecosystem of technology alliances, solution providers and system integrator partners, which also provide sales leads, and independent software vendors to help increase awareness of our solution in the market and drive additional sales opportunities with new and existing customers. We have also established, and are continuing to increase, our network of technology solution distributors who provide sales leads and resellers that integrate our solution into their service offerings to new customers. Our partner ecosystem has helped us access new routes to market and increase our penetration in domestic and international markets.
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform, and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our solution, primarily based on the number of licenses. Our AI solutions are sold to our customers on a consumption or capacity basis.
We have achieved significant growth in recent periods. For the years ended December 31, 2024, 2023 and 2022, our revenue was $1,041.9 million, $910.5 million and $778.8 million, respectively, representing year-over-year growth of 14% and 17%, respectively. We incurred net losses of $12.8 million, $81.8 million and $94.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, primarily as a result of increased investment in our growth, along with higher stock-based compensation. As of December 31, 2024, 2023 and 2022, our total assets were $2,051.2 million, $1,494.6 million and $1,244.5 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 108% as of December 31, 2024, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 11 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”
Our Solution
We deliver a comprehensive, end-to-end cloud software solution for contact centers. Our solution is designed to enable our customers to increase and improve the efficiency of their operations, increase revenue opportunities and business agility, and provide insights into the behaviors of their workforce and customers as it relates to customer experience. Our platform facilitates this through key capabilities such as interaction routing and prioritization across channels, automation and integration of back and front-end systems and the ability to leverage the power of AI through self-service, agent assistance, management insights, and more. Our solution also empowers agents and supervisors through WEM. A broad range of organizations use our solution to improve customer service and create customer loyalty. These capabilities are offered across a wide variety of engagement channels from chat and SMS to e-mail and voice. Consumers are able to engage using their channel of choice and customers are able to facilitate seamless experiences that benefit from digital transformation.
Our agent interface is an intuitive, modern browser-based design that provides easy visualization of customer profiles, context and cross-channel history. Our solution is built on a modern SaaS architecture, leveraging both global data centers and public cloud deployments in a scalable, secure, and redundant manner. Our Intelligent CX Platform is based on a modern micro services-based open enterprise architecture with open APIs and software development kits, or SDKs, to enable customers, partners and developers to integrate our solution into their unique systems. AI is an embedded part of our platform. We provide high quality inbound and outbound voice services leveraging our global network infrastructure with key strategic carrier partnerships, including complex real-time call routing, and a wide range of customer connectivity options for secure and resilient interconnectivity to our network. Our complete end-to-end capabilities include IVA, Interactive Voice Response, or IVR, WFA, WEM, Agent Assist, AI Insights, AI Summaries, Revenue Execution, AI Knowledge, AI Agents, Automatic Call/Contact Distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktops, outbound dialer, pre-built third-party integrations, quality management, speech and desktop analytics, customer surveys and more. Our solution also includes revenue execution capabilities, including outbound campaigns, compliance and out-reach solutions through our acquisition of Acqueon Inc., or Acqueon, in 2024.
Our solution provides the following advantages:
•Rapid implementation, seamless updates and pre-built integrations. Our solution is designed to be deployed quickly and seamlessly with minimal disruption to a customer’s operations. The pre-built integrations with leading CRM and other enterprise applications reduce the complexity and burden of integrating with the customer’s business applications. Our solution is designed to be seamlessly updated so that customers are always operating on the latest version of the software, while maintaining their existing configurations, to ensure minimal disruption to the customer’s contact center operations.
•Highly flexible platform. Our solution provides easy administration, configuration and role-based functionalities for agents, supervisors and administrators, enabling the rapid adjustment of contact center resources to meet a changing mix of contact channels and peaks-and-troughs in contact center volumes.
•Scalable, secure and reliable multi-tenant architecture. Our solution provides organizations of all sizes with robust contact center functionality, scalability, flexibility and security required in the most sophisticated and distributed environments.
Our solution is designed to provide the following key benefits to customers:
•A complete omnichannel solution. Our Intelligent CX Platform offers a comprehensive and rich collection of interaction capabilities including voice, email, SMS, chat, and more. By offering a collection of services to interact with customers in multiple ways, our customers benefit from closer engagement, improved brand loyalty, and higher repeat purchases by meeting customers where they are.
•Improved customer experience. Our intelligent contact routing and self-service IVA, IVR, and AI Agent capabilities, including pre-built CRM and other integrations, and omnichannel engagement ensure that consumers have a great experience. New contacts are quickly routed to an appropriate agent. Using the rich contact history and additional context through integrations with CRM and other applications, agents have immediate access to the most current, relevant and accurate information about the customer, resulting in increased first contact resolutions and a more satisfying experience for the customer.
•Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple digital engagement channels, including voice, chat, email, web, social media and mobile. Our solution enables agents to switch between media channels through an easy-to-use, unified interface that provides agents with all of the relevant content and tools needed to respond to customer needs. Furthermore, our AI enabled automation features are designed to enable agent efficiency and cost reductions, including through the utilization of LLMs and natural language processing, or NLP.
•Enhanced end-to-end visibility. Our solution provides contact center management, operations staff, quality team and executive leadership with a complete view of contact center performance through a comprehensive set of historical reports, real-time dashboards, and quality and performance management tools. Customers can also extract reporting data from our solution for further analysis using a spreadsheet application or using the sophistication of an enterprise business intelligence application. Our advanced reporting solution enables us to connect to external data sources such as ACDs, WEM platforms, CRM solutions, and many more pre-built integrations. Our acquisition of Aceyus, Inc., or Aceyus, enables us to connect disparate reporting and intelligence data sources, and synthesize them for use across different systems. The combination of Five9 reporting, Five9 Analytics, and Aceyus VUE provides an organization-wide view of customer engagement performance and allows customers to quickly address changing circumstances.
•Greater operational efficiency. Our solution provides contact center managers and supervisors with significant visibility into their agents’ productivity and effectiveness and the performance of their inbound queues and outbound campaigns. Our solution has robust intelligence and analytics capabilities to help supervisors optimize operations and campaigns in real-time to drive increased efficiency. Additionally, we believe our Genius AI suite provides efficiencies across our customers’ overall operations.
•Compelling value proposition. We provide a unified cloud-based software platform for contact center operations, including software applications, technology infrastructure, maintenance, monitoring, storage, security, customer support and upgrades, which enables our customers to simplify their technology infrastructure and streamline IT costs. We manage upgrades and deployments remotely, resulting in lower total cost of operations relative to legacy on-premises contact center systems that often require in-house technical support staff.
•Implementing AI successfully. We provide our AI Blueprint program to assist customers with strategic planning and implementation of powerful solutions from our Genius AI suite. Our consultative approach to identifying business opportunities for enhancement and growth, leveraging Generative AI is helping companies take advantage of these new technologies to improve CX and increase customer satisfaction.
Our Competitive Strengths
We believe that our position as a leading provider of cloud contact center software results from several key competitive strengths, including:
•Global Cloud-based, AI infused, enterprise-grade platform and end-to-end application suite. We deliver a cloud-based, enterprise-grade, AI-infused platform and applications suite with multi-channel capabilities that allows our customers to manage their entire contact center operation. Our highly reliable, scalable, secure and multi-tenant architecture enables us to serve large multi-national enterprises with complex contact center requirements, as well as smaller organizations, all from our platform comprised of globally distributed physical data centers and public cloud deployments. We have also commenced investments in a dedicated U.S.-based data center deployment to support Federal Risk and Authorization Management Program, or FedRAMP, customers.
•Customer success with our consultative approach. Our high-touch engagement model for larger implementations accelerates agent activation and targets desired business outcomes by leveraging a proven lifecycle approach including detailed discovery, design, testing, training and optimization. Through the use of proprietary tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller customers. We offer flexibility and integrate with a number of leading CRM vendors, including Microsoft Corporation, or Microsoft, Oracle Corporation, or Oracle, Salesforce.com, Inc., or Salesforce, ServiceNow, Inc., or ServiceNow, Zendesk, Inc., or Zendesk, among others. We also offer integrations into UC partners such as Microsoft Teams, Nextiva, RingCentral, Zoom Video Communications, or Zoom, and others. We combine these comprehensive integrations with out-of-the-box application adapters that allow our customers to easily build workflow integrations without the need for dedicated developers. Once operational, we offer a high-touch premium support service where we assign a technical account manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine tune the solution. In addition, we assign customer success representatives to every customer. These customer success representatives build deep relationships with our customers to help maximize the value of our platform. As a result, our customers’ contact centers become fully operational faster and they recognize time to value quicker than legacy on-premises contact center systems.
•Reliable, secure, compliant and scalable platform. Our platform delivers what we believe is industry-leading reliability utilizing public and private cloud technology; cybersecurity using a defense-in-depth approach; scalability to accommodate the requirements of larger customers; and legal and regulatory compliance features designed to assist our customers in complying with applicable laws, regulations and industry standards.
•Proven, repeatable and scalable go-to-market model. We engage with our customers through a highly scalable and metrics-driven sales and marketing organization that effectively identifies, qualifies and closes sales opportunities. The deep domain expertise of our field sales team is instrumental in selling to larger opportunities, and our highly efficient telesales model enables us to cost-effectively identify, qualify and close a high volume of smaller opportunities. Our ecosystem of technology, system integrator and channel partners increases awareness of our solution and helps generate new sales opportunities. We believe our go-to-market model gives us an efficient and effective means of targeting organizations of all sizes.
•Established market presence and a large, diverse customer base. We have a large, diverse customer base of over 3,000 organizations across multiple industries. We believe our customers view us as a key strategic solution provider. The performance, reliability, ease-of-use and comprehensive nature of our solution has resulted in high customer retention.

•Extensive partner ecosystem. We have built a robust ecosystem of partners including a variety of leading CRM software vendors such as Microsoft, Oracle, Salesforce, ServiceNow and Zendesk; WEM vendors such as Calabrio, Inc., or Calabrio, and Verint Systems Inc., or Verint; unified communications vendors such as Microsoft Teams, RingCentral and Zoom; system integrators such as Accenture PLC, Deloitte Consulting LLP, IBM, Kyndryl, Inc., PwC LLP and Slalom Consulting, LLC; technology solution distributors such as Avant, LLC, Intelysis and Telarus, value-added resellers such as AT&T Inc. and British Telecom, CDW Corporation, NWN Carousel, Presidio Networked Solutions Group, LLC, and Worldwide Technologies; independent software vendors such as Cresta AI, Pindrop, Blackchair, Level AI, Calabrio and Verint; and telephony providers. We believe this partner ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our customers.
•Focus on innovation and thought leadership. Since our inception, we have been an innovator of intelligent cloud contact center software. Our investment in research and development has driven our growth and enabled us to deliver an Intelligent CX Platform with the capabilities and functionality to power the most complex contact centers. We strive to be a thought leader in our industry, identifying and developing cloud capabilities to transform traditional contact center operations into customer experience centers of excellence. Contact centers are a rich source of the contextual data that powers AI, from interaction data such as call transcripts to customer data from extensive integrations to back office systems, as well as brand information. Recent advances in Generative AI enable us to deliver even more innovation by integrating it deep into our Intelligent CX Platform. We believe that AI, and Generative AI in particular, will profoundly impact how businesses deliver experiences to their customers.
Customers
We have a large, diverse and global customer base comprised of more than 3,000 organizations as of December 31, 2024, with no single customer representing more than 10% of our revenues in 2024, 2023 or 2022. Our customer base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, retail, healthcare, technology and education.
Sales and Marketing
Marketing. To build customer awareness and adoption of our solution, our lead generation activities consist of a mix of organic activities such as social, digital presence and search engine optimization, and paid programs such as search engine marketing, internet advertising, digital marketing campaigns, content syndication, presence at industry events and trade shows, co-marketing with strategic partners, account-based marketing, customer referrals and other promotional campaigns. In addition, our industry analyst, press and media outreach programs, and web site marketing initiatives are designed to build brand awareness and preference for our solution. We offer online self-service demos and instructional videos to help prospective customers learn about the capabilities and functionality of our cloud platform. We also offer proof of concept service packages and trial opportunities, which include return-on-investment analyses conducted by third parties, to allow prospects to experience the quality and ease-of-use of our cloud solution and quantify the potential benefits of our deployment model.
Direct Sales. Our sales model consists of a field sales team that sells our solution into larger opportunities and a telesales team that sells our solution into smaller opportunities. Our field and telesales teams are also responsible for selling to existing customers that may renew their subscriptions, increase the number of licenses using our cloud solution, add new applications from our solution and expand the deployment of our solution across their contact centers.
Indirect Sales. We have cultivated strong partner relationships with technology solution distributors, global system integrators and resellers to drive sales of our solution. We have established, and continue to increase, our network of technology solution distributors, which provide sales leads, global system integrators, which also provide sales leads and help integrate our solution with our customer systems, and resellers, which sell our solution to new customers. This network has helped us attract additional customers, and we continue to empower these partnerships to participate in the delivery of our solution and extend the total customer value gained from unique integrated value propositions.
Professional Services
We provide professional services to assist our customers in implementing and optimizing our solution. These services include application configuration, system integrations, custom development, AI consulting, and education and training. Customers can either use our team for implementing our solution, perform these services themselves, engage one of our certified implementation partners, or engage their own third-party service provider.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to improve the functionality of, and add new features to, our Intelligent CX Platform. Our core research and development center is based in our San Ramon, California headquarters, with additional engineers located in Australia, Portugal, and India, which international locations allow us to benefit from lower cost and highly skilled software developers. In January 2023, we opened our new European Research and Development Hub in Porto, Portugal, which serves as our European engineering headquarters. Our engineering team has deep software and telecommunications skills, and works closely with our sales team to identify our customers’ product requirements. In addition, continuous interactions with our partners enable our engineers to enhance the usability and performance of our platform and its integration with best-in-class CRM and other business applications and telephony technologies.
Technology and Operations
Our highly reliable, secure, compliant, and scalable cloud platform is the result of our extensive research, development, customer engagement and operational experience. Our platform is comprised of in-house developed intellectual property, open source products and commercially available hardware and software. Our platform is designed to be redundant. We believe that all components can be upgraded, expanded or replaced with minimal or no interruption in service.
We currently deliver our services from third-party co-location data center facilities located in the United States, the United Kingdom, Europe and Australia and from public cloud locations in Canada, the United Kingdom, Europe and India. We also host some of our voice services on the public cloud in Europe, Asia, South America, and Australia. Our infrastructure, including our third-party co-location facilities, is designed to support real-time critical telecommunications, applications and operational support systems. Our infrastructure is built with redundant, fault-tolerant components divided into distinct security zones forming protective layers for our applications and customer data.
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

Competition
The market for contact center software is fragmented, highly competitive and evolving rapidly. The proliferation of different channels of engagement is driving changes in contact center technology, as customers expect companies to give them the option of seamless communication across all channels without losing the overall context of customer interactions according to their preferences and needs. More recently, the advent of Generative AI and related technologies has prompted an acceleration in the actual and expected adoption of AI solutions for customer self-service, agent assistance, and management of contact center operations. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth, and scope of products and services offered. We currently compete with large legacy vendors that offer on-premises contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco. These legacy telephony vendors are increasingly supplementing their traditional on-premises contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships, and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as Genesys Telecommunications Laboratories, Inc., or Genesys, and NICE Ltd., or NICE. We also face competition from many smaller contact center service providers such as Content Guru and Talkdesk, as well as vendors offering both unified communications and contact center solutions such as RingCentral and Zoom. In addition, Amazon.com, Inc., or Amazon, Twilio Inc., or Twilio, and most recently, Microsoft, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. In addition, CRM vendors are increasingly offering features and functionality, including AI contact center solutions, that were traditionally provided by contact center service providers. CRM and customer experience vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. We also compete with new market entrants in AI that offer Generative AI solutions that compete as point products in the market.
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
•breadth and depth of solution features, including AI;
•reliability, scalability and quality of the platform;
•ease and speed of deployment;
•ease of application administration and use;
•level of customer satisfaction;
•domain expertise in contact center operations;
•integration with third-party applications;
•ability to quickly adapt and upgrade to new and evolving technologies, including AI;
•pricing;
•ability to quickly adjust service levels based on business requirements;
•breadth and domain expertise of the sales, marketing and support organization;
•ability to keep pace with customer requirements;
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
As of December 31, 2024, our intellectual property portfolio included nine registered U.S. trademarks, three pending U.S. trademark applications, 23 issued U.S. patents, seven pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2024, outside the U.S. we also had 27 trademark registrations across various countries, two pending trademark applications, five issued patents and three pending international national phase patent applications. There are no Patent Cooperation Treaty, or PCT, patent applications. The expiration dates of our issued patents range from 2025 to 2043. In general, our patents and patent applications apply to aspects of our Intelligent CX Platform.
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
Seasonality
We believe that there are seasonal factors that cause our revenues in the first half of a year to be lower than our revenues in the second half of a year. During 2024, 2023 and 2022, 52%, 52%, and 52% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education in the second half of each year.
Employees and Human Capital Resources
Our employees and the culture we have established are the key to our success. As of December 31, 2024, we had 3,073 full-time employees. 43% of our employees are in various cost of revenue functions, 25% in research and development, 20% in sales and marketing and 12% in general and administrative. Our employee turnover for the last three years has averaged 14.7%.
The key human capital measures and objectives that we focus on in managing our business, and creating an environment where all of our employees can thrive, are maintaining our company values, creating an inclusive environment with a broad base of skill sets and experiences, our total rewards philosophy, our talent development, and our employees’ safety and wellness.
Five9 Values - Bringing Passion and Purpose
At Five9 we are focused on delivering success for our customers, partners and employees. Living our values everyday results in a unique and powerful “winning culture” in which every member on our team is passionately committed to achieve collective success. This powerful team-first culture enables us to overcome obstacles and win year after year, while enjoying the journey together.
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
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. 82% of our employees participated in our most recent employee survey in 2024. Last year we maintained the highest level of employee engagement according to our vendor, Culture Amp, as noted in its Engagement and Inclusion benchmark (top quartile) based upon responses from approximately 2,000 companies. The areas rated highest by our employees were: growth and development (77%) and collaboration and communication (70%).
Inclusion and Culture
At Five9, we foster an inclusive environment by creating a culture where our employees can be their authentic selves. We integrate our core values of honesty and respect and lead with transparency and inclusivity. We are committed to building belonging in our workplace and society at large. Our goal is to empower our employees to have a voice that’s heard and foster a community where they feel they belong. In our recruiting, we seek candidates from a broad array of sources to enable us to access the best candidates and build a broad base of skill sets and experience. Additionally, we have various employee-led affinity groups that are open to all of our employees.
Women represented 31% of our worldwide employees and racial and ethnic minorities represented 35% of our U.S. employees as of December 31, 2024. Women and ethnic minorities each represented 23% and 23%, respectively, of our executive leadership team and 30% and 40%, respectively, of our Board of Directors, or Board, as of December 31, 2024.
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
Workplace Practices and Policies
We are committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. We are an equal opportunity employer committed to inclusion.
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
We are also committed to complying with California’s climate legislation, SB-253 and SB-261. This commitment involves the reporting to Scope 1, 2, and 3 emissions within the mandated reporting periods.
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
We are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, Enhanced 911 access, access to and porting of numbers, automatic number dialing, contributions to the federal Universal Service Fund and related funds, or USF, and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could harm our business and results of operations. The Federal Trade Commission, or FTC, also has jurisdiction over some of our business practices, including advertising, trade practices, privacy and telemarketing. If we do not comply with FTC rules and regulations, we could be subject to an FTC enforcement action, fines or restrictions on our business practices.
We must comply with numerous federal regulations, including:
•Telephone Consumer Protection Act of 1991, or TCPA, which regulates the use of automatic dialing equipment and pre-recorded messages to contact consumers, the Telemarketing Sales Rule and state telemarketing laws, which have similar obligations as to telemarketing activities;
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
•The Communications and Video Accessibility Act and rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund;
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
•The Health Information Portability and Accountability Act (or HIPAA) and rules promulgated thereunder, which generally relate to the privacy and security of certain health-related information; and
•an evolving set of comprehensive state privacy laws that require compliance with privacy frameworks and include disclosure and permission-related obligations to individuals for whom we hold or process personal data.
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
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulation of the solutions we provide outside the U.S. varies from country to country, is often unclear, and may be more onerous than those imposed on our services in the U.S. For example, in the European Union, the General Data Protection Regulation, or the GDPR, requires companies to meet new and extended requirements regarding the processing of personal data. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, among other comprehensive privacy laws around the world, we are subject to the UK’s Data Protection Act, and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and analogous provincial laws. We also hold a Unified License Virtual Network Operator in India. This license requires us to comply with certain quality of service, privacy and billing standards associated with our services in India that may be different than the standards imposed by other countries. Our regulatory obligations in foreign jurisdictions could impact the use or cost of our solution in international locations as data protection and privacy laws and regulations around the world continue to evolve, and which may also address the use of certain types of AI-based systems and solutions within their scope, including the EU Artificial Intelligence Act.
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
•Adverse economic conditions, including the impact of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of conflicts in the Middle East, and other factors, may continue to harm our business.
•If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue and revenue growth will be harmed.
•If our existing customers terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we might expect, our revenues and gross margins will be harmed, and we will be required to spend more money to grow our customer base.
•Because a significant percentage of our revenue is derived from existing customers, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.

•If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may experience delays in the deployment of our solution and we could be subject to, among other things, claims for credits or damages.
•As AI solutions will likely perform an increasing proportion of contact center interactions, if we are unable to replace decreases in subscription revenue from licenses with revenue from the sale of additional AI solutions, our revenue, results of operations and business will be harmed;
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
•Security breaches, cybersecurity incidents, and improper access to, use of, or disclosure of our data or our customers’ data, or other cyber-attacks on our systems, could result in litigation and regulatory risk, harm our reputation, our business or financial results.
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
•We rely on third-party telecommunications and internet service providers to provide our customers and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could cause us to lose customers and subject us to claims for credits or damages, among other things.
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
Our quarterly and annual results of operations, including our revenues, profitability and cash flow have varied, and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period, or series of quarters or periods, should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:
•market acceptance of our solution, including new features and components that are added to our solution;
•if our existing customers terminate their subscriptions or reduce their subscriptions and related usage, or fail to grow subscriptions at the rate they have in the past or that we expect;
•our ability to attract new customers and grow our business with existing customers;
•customer renewal rates;
•customer attrition rates;
•the loss of key customers, including through acquisitions or consolidations;
•our ability to make technological advancements, add more features to our solution, and integrate those features within our customer’s technology infrastructure;
•our ability to capitalize on the transition by our customers to AI solutions;
•our ability to successfully integrate companies, businesses and technology that we acquire and achieve a positive return on our investment;
•adverse economic conditions, including the impact of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of conflicts in the Middle East, or other factors;
•network outages or security incidents, which may result in additional expenses or losses, legal or regulatory actions, the loss of customers, the provision of customer credits, and harm to our reputation;
•our ability to adequately expand our sales and service team;
•our ability to acquire and maintain strategic and customer relationships;
•the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation, partnership or collaboration among competitors, customers or strategic partners;
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
•increases or decreases in the costs to provide our solution or pricing changes upon any renewals of customer agreements;
•the level of professional services and support we provide our customers;
•the ability to expand internationally, and to do so profitability;
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
Because a significant percentage of our revenue is derived from existing customers, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern, but may be material over time.
We generally recognize subscription revenue from customers monthly as services are delivered. As a result, the vast majority of the subscription revenue we report in each quarter is derived from existing customers. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters, and may be material over time. Accordingly, the effect of potential changes in our pricing policies or renewal rates, and significant downturns in sales, market acceptance and implementation of our solution, within our installed base or from new customers, including as a result of the impact of macroeconomic challenges, continued inflation, uncertainty regarding consumer spending, high interest rates, and fluctuations in currency exchange rates, will typically not be reflected in our results of operations until future periods. For example, our installed base business, which contributes a significant portion of our annual revenue growth, continues to experience macroeconomic challenges. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers will be recognized over time as services are delivered. Moreover, many of our customers initially deploy our solution to support only a portion of their contact center agents and, therefore, we may not generate significant revenue from these new customers at the outset of our relationship, if at all. Any increase to our revenue and the value of these existing customer relationships will only be reflected in our results of operations as subscription revenue is recognized, and if and when these customers increase the number of licenses and the level of consumption or capacity of our solution.
As AI solutions will likely perform an increasing proportion of contact center interactions, if we are unable to replace decreases in subscription revenue from licenses with revenue from the sale of additional AI solutions, our revenue, results of operations and business will be harmed.
AI solutions will likely perform an increasing proportion of contact center interactions, particularly for customer self-service, slowing the growth of interactions handled by live agents. This will result in a decrease in our license revenues from our installed base, as well as a decrease in license revenue opportunities from new customers, that may not be offset by additional revenue from our AI solutions. Some customers may also use AI solutions offered by other companies, which would harm our ability to replace lost license revenue, and would harm our business, revenue and results of operations. The contact center industry is in the early stages of this transition to AI, making it very difficult to forecast customer behavior or the impact on our revenue or results of operations in the near- and longer-term. If we are unable to replace decreases in license revenue with revenue from the sale of additional AI solutions, our revenue, results of operations and business will be harmed.
Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our solution could affect our gross margins and operating results.
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our solution, including the features and number of licenses purchased by our customers, the increasing reliance on public cloud providers, and the level of usage and professional services and support required by our customers. For example, our larger customers typically require more professional services, and because our professional services offerings typically have lower margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts and expense. Selling to smaller customers may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, lower returns on sales and marketing expense, fewer potential agents and greater credit risk and uncertainty. If the mix of organizations that purchase our solution changes, our revenues and gross margins could decrease, and our operating results could be harmed.

We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred losses in each annual period since our inception in 2001. We incurred net losses of $12.8 million, $81.8 million and $94.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $417.6 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our solution and acquire new customers, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate than the expected growth in revenue. We expect our annual losses to continue for the foreseeable future as we continue to expand our business. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
Risks Related to Our Growth
Our historical growth may not be indicative of our future growth, and if we grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2024, 2023 and 2022, our revenues were $1,041.9 million, $910.5 million and $778.8 million, respectively, representing year-over-year growth of 14% and 17%, respectively. In the future, as our revenue increases, our annual revenue growth rate may continue to decline. We believe our revenue growth will depend on a number of factors, including our ability to:
•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants and AI solutions, and with providers of legacy on-premises systems;
•increase our existing customers’ use of our solution, including additional and new features of our solution;
•increase the functionality of our solution through the implementation and enhancement of AI capabilities;
•maintain our existing customers and their level of subscriptions and related usage, and grow subscriptions within our existing customer base;
•respond to adverse economic conditions, including the impact of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of conflicts in the Middle East, or other factors;
• respond to general macroeconomic factors and industry and market conditions;
•further develop our partner ecosystem;
•strengthen and improve our solution through significant investments in research and development and the introduction of new and enhanced features and functionality, such as our AI enabled automation features;
•introduce and increase the penetration of our solution in markets outside the United States and increase global awareness of our brand; and
•selectively pursue acquisitions that enhance our solution offerings.
If we are not successful in achieving these objectives, our ability to grow our revenue may be harmed. In addition, we plan to continue to invest in future growth, including expending substantial financial and other resources on:
•our sales and marketing and professional services organizations;
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
•international expansion;
•selective acquisitions that enhance our solution offerings; and
•general administration, including legal, regulatory compliance and accounting expenses.
We anticipate that we will continue to expand our operations over the longer term. Our future growth will place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. For example, we have continued to expand our international operations, including the acquisition of companies with operations outside the U.S. (such as our acquisition of Acqueon in 2024) and formation of new legal entities, which will increase the complexity of our operations, administration and infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations over the longer term, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulties or delays in adding new customers, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expansion of our operations over the longer term will make it more difficult for us to generate earnings or offset any future revenue shortfalls by quickly reducing costs and expenses. If we fail to manage growth, we will be unable to execute our business plan successfully.
Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully maintain, grow and manage these relationships could harm our business.
We leverage strategic relationships with third parties, such as CRM providers, WEM providers, systems integrators, telephony and other technology providers. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. Our competitors may also have deeper or broader relationships with third parties, including a broader suite of products that are outside our core markets, that could give these competitors an advantage in establishing and maintaining relationships with these third parties. These strategic partners may cease to recommend our solution to prospective customers due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend our solution, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our solution or increased revenue.
In addition, identifying new partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and promote our interests and limit our potential liabilities will become more complicated. We also license technology from certain third parties, including through OEM relationships. Certain of these agreements permit either party to terminate all or a portion of the relationship without cause at any time and for any reason. If one of these agreements is terminated by the other party, we would have to find an alternative source or develop new technology ourselves, which preclude, limit or delay our ability to offer our solution or certain product features to our customers, result in increased expense and harm our business. Our inability to successfully manage and maintain these complex relationships or negotiate sufficient and favorable contractual terms could harm our business.
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
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. These uncertainties are exacerbated by the effects of recent adverse economic conditions, including macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the Russia-Ukraine conflict, the impact of conflicts in the Middle East, or other factors. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this annual report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
Risks Related to Our Customers
If we are unable to attract new customers or continue to expand within our installed customer base, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new customers and continue to expand within our installed customer base. As our industry matures, as our customers experience macroeconomic issues or seasonal trends in their business, or as competitors introduce lower cost or differentiated products or services that are perceived to compete favorably with ours, our ability to add new customers and renew, maintain or sell additional services to existing customers could be harmed. As a result, our existing customers may not renew our agreements or may decrease their number of licenses or their consumption of our AI solutions, and we may be unable to attract new customers or grow or maintain our business with existing customers, which could harm our revenue and growth. For example, our installed base business, which contributes a significant portion of our annual revenue growth, continues to experience macroeonomic challenges.
To grow our business in the longer term, we plan to add new customers that are government entities. We have made, and plan to continue to make, investments to support future customer opportunities in the government sector. Some U.S. government customers require that we be authorized under the FedRAMP to help satisfy their own legal and regulatory compliance requirements, which requires us to undertake additional actions and expense to ensure compliance. We are currently undergoing processes and procedures to obtain FedRAMP authorization, which processes and procedures are costly and time consuming. There are no assurances that we will be able to obtain such authorizations or that if obtained, this authorization will result in increased revenue or a sufficient return on our investment.
Furthermore, a portion of our revenue is generated by acquiring domestic and international telecommunications minutes from wholesale telecommunication service providers and reselling those minutes to our customers. We have experienced, and expect to continue to experience, lower sales of minutes to our customers as many of our larger customers are using their own minutes. In addition, as telecommunications rates continue to decrease, we may not be able to resell more minutes to maintain our level of usage revenue.
If our existing customers terminate their subscriptions or reduce their subscriptions and related usage, our revenues and gross margins will be harmed and we will be required to spend more money to grow our customer base.
We expect to continue to derive a significant portion of our revenues from existing customers. As a result, retaining our existing customers is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Our customers, therefore, are able to adjust the number of licenses or level of consumption or capacity to meet their changing contact center volume needs. Subscriptions and related usage by our existing customers may decrease if:
•our customers’ business or demand for our services slows or declines due to industry cycles, seasonality, business difficulties or other reasons, including the impact of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the Russia-Ukraine conflict, the impact of conflicts in the Middle East, or other factors;
•our customers are not satisfied with our services, prices or the functionality of our solution;
•the stability, performance or security of our solution are not satisfactory;
•the U.S. or global economy declines;
•customers favor products offered by other contact center providers, particularly as competition continues to increase;
•fewer customers purchase usage from us;
•alternative technologies, products or features emerge or gain popularity that we do not provide; or

•our customers or potential customers experience financial difficulties, including as a result of macroeconomic challenges.
If our existing customers’ subscriptions and related usage decrease or are terminated, we will need to spend more money to acquire new customers and still may not be able to maintain, or increase, our existing level of revenues. We incur significant costs and expenses, including sales and marketing expenses, to acquire new customers, and those costs and expenses are an important factor in determining our profitability. There can be no assurance that our efforts to acquire new customers will be successful.
The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could harm our ability to market our solution.
We rely on our reputation and recommendations from key customers in order to market and sell our solution. The loss of any of our key customers, or a failure of some of them to renew or to continue to recommend our solution, could have a significant impact on our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our contracts with those customers, thereby reducing the number of our existing and potential customers and key reference customers.
Our customers may fail to comply with the terms of their agreements, necessitating action by us to collect payment, or may terminate their subscriptions for our solution.
If customers fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements and intellectual property terms, we may terminate customers, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, all of which risks may be exacerbated by the effects of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the Russia-Ukraine conflict, the impact of conflicts in the Middle East, or other factors, any of which could harm our operating results, financial position and cash flow.
Our business could be harmed if our customers are not satisfied with the professional services and technical support provided by us or our partners.
Our business depends on our ability to satisfy our customers, not only with respect to our solution, but also with the professional services and technical support that are required for our customers to implement and use our solution to address their business needs. Professional services and technical support may be performed by our own staff or, in some cases, by third parties. Our professional services offerings currently have negative margins. Accordingly, any increase in sales of professional services could harm our gross margins and operating results. We will need to continue to considerably expand our professional services and technical support in order to implement and support new and larger global customer installations. Identifying and recruiting qualified service personnel and training them in our solution is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. To the extent we experience increased customer demand for these services, and are unable to increase corresponding revenue, our costs would increase and our operating results could be harmed. If a customer is not satisfied with the deployment and ongoing services performed by us or a third party, we could lose customers, miss opportunities to expand our business with these customers, incur additional costs, or suffer reduced (including negative) margins on our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective customers.
Risks Related to the Sale of our Solution
Failure to adequately retain and expand our direct sales force will impede our growth.
Key to our future success is the continuity and growth of our direct sales force. We need to continue to retain key members of our direct sales force while expanding and optimizing our sales infrastructure and headcount in order to grow our customer base and business. We plan to continue to expand our direct sales force, both domestically and internationally over time. Identifying and recruiting qualified personnel and training them in the use and sale of our solution requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if we fail to retain key members of our direct sales force or if our efforts, and the expense incurred, to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel, including those joining our company as a result of an acquisition, are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
We have established, and are continuing to increase, our network of technology solution distributors and resellers to sell our solution; our failure to effectively develop, manage, and maintain this network could materially harm our revenues.
We have established, and are continuing to increase, our network of technology solution distributors, which provide sales leads, and resellers. This network has helped us attract additional customers. Our resellers have assisted us in expanding in both domestic and international markets. These technology solution distributors and resellers sell, or may in the future decide to sell, solutions for our competitors. Our competitors may be able to cause our current or potential technology solution distributors or resellers to favor their services over ours, either through financial incentives, technological innovation, solution features or performance, by offering a broader array of products to these service providers or otherwise, which could reduce the effectiveness of our use of these third parties. If we fail to maintain relationships with current technology solution distributors and resellers, fail to develop relationships with new technology solution distributors and resellers in new and existing markets, if we fail to manage, train, enable, or provide appropriate incentives to our existing technology solution distributors and resellers, or if our technology solution distributors and resellers are not successful in their sales efforts, sales of our subscriptions may decrease or not grow at an appropriate rate and our operating results could be harmed. Additionally, in order to effectively utilize our resellers, we must enhance our systems, develop specialized marketing materials and invest in educating resellers regarding our systems, product offerings and services. Our failure to accomplish these objectives could limit our success in marketing and selling our solution.
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
As we continue to target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in closing sales. These larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these customers will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people in order to generate a sale. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers and prospective customers, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger organizations is four to six months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our customers that are larger organizations initially deploy our solution to support only a portion of their contact center agents. Our success depends on our ability to increase the number of licenses and the level of consumption or capacity utilized by these larger organizations over time and requires the expenditure of additional sales and marketing expenses in these efforts. There is no guarantee that these customers will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these customers will decrease and our business may suffer.

Furthermore, we may not be able to provide the configuration and integration services that larger organizations typically require. For example, our solution does not permit customers to modify our software code, but instead requires them to use our set of APIs. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, they will need to use our professional services or third-party service providers, or we may lose sales opportunities with larger organizations and our business could suffer.
The markets in which we participate involve a high number of competitors that is continuing to increase, and if we do not compete effectively, our operating results could be harmed.
The market for contact center solutions is highly competitive. Generally, we have long-term contracts with our customers, however, our customers are generally able to reduce the number of licenses or the level of consumption or capacity with 30 days’ notice. Accordingly, our customers may switch to one of our competitors, either at the end of term or after they have significantly reduced their use of our solution.
We currently compete with large legacy technology vendors that offer on-premises contact center systems, such as Avaya and Cisco. These legacy technology and software companies are increasingly supplementing their traditional on-premises contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as Genesys and NICE. We also face competition from many smaller contact center service providers such as Content Guru and Talkdesk, as well as vendors offering unified communications and contact center solutions such as RingCentral and Zoom. In addition, Amazon, Twilio and, most recently, Microsoft, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. In addition, CRM vendors are increasingly offering features and functionality, including AI contact center solutions, that compete with contact center providers, including us. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could cause CRM vendors to reduce or terminate their partnerships with us, and could result in increased competition. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations. We also see competition from new market entrants in AI that offer Generative AI solutions that compete as point products in the market.
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources. Many of our competitors have stronger name recognition, longer operating histories, larger marketing budgets, greater financial or technical resources, including AI technologies or relationships, better established relationships with customers, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources and ability to compete. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. Additionally, we may need to decrease the prices of our solution due to competitive pressures, including adoption of different approaches to pricing or different pricing models, which may be necessary in light of the potential of AI-based solutions to shift the market from agent-based pricing to interaction-based pricing, or alternatively during times of economic difficulty. This could harm our gross profit and results of operations.
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
Our ability to increase our customer base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social media, presence at trade shows and industry events, co-marketing with strategic partners, telemarketing and out of home campaigns. The effectiveness of our internet advertising and the overall cost of internet advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the manner in which the leading internet advertising companies approach internet advertising, including through their policies, and changes in the search algorithms used by major search engines, any of which could result in an increase in the time spent and other financial expenditures associated with our internet advertising and a decrease in the effectiveness of our internet advertising. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution, expanding our business with existing customers and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues typically occurs after the expense has been incurred, and may not offset the costs and expenses of building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical to increasing customer adoption of our solution.
Risks Related to Our Solution
If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may delay or decide against deployment of our solution, existing customers may decide to move to another vendor, and we could be subject to claims for credits, damages or other actions.
Our success depends in large part upon the capacity, stability, security and performance of our technical operations infrastructure, which currently relies upon a mix of external data centers and, increasingly, public cloud providers. From time-to-time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, telecom network outages, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems, or remediate them within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase our number of larger customers and attract increasingly larger customers than in the past, the number of users of our service and the product applications that run on our system, could harm our relationships with our customers, result in claims for credits or damages or other actions, damage our reputation, significantly reduce customer demand for our solution, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, cause customer attrition, and harm our business.
We have experienced significant growth in the number of our larger customers, as well as the number of licenses and interactions that our infrastructure supports. As the number of licenses within our customer base grows and our customers’ use of our service increases, we need to continue to make additional investments in our capacity to maintain adequate and reliable availability, stability and performance, the availability of which may be limited or the cost of which may be prohibitive, and any failure may cause interruptions in service that may harm our business. In addition, we need to properly manage our operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solution. If we do not accurately predict our infrastructure requirements or efficiently improve our infrastructure, our business could be harmed.
We host our solution at third-party data centers and public cloud locations. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so. While our data centers have redundant power, cooling and infrastructure, they are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, most of which is under the control of our data center operators, could result in service interruptions for our customers as well as equipment damage. Our data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, cyber-attacks, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of our data center facilities could result in significant downtime for our solution and the loss of customer data. Because our ability to attract and retain customers depends on our providing customers with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is a risk that service interruptions may occur as a result of server addition, relocation or other issues.
Our public cloud-based platform offering is critical to developing and providing our solution to our customers, scaling our business for future growth, accurately maintaining data and otherwise operating our business. We have little or no control over public cloud providers. Any disruption of the public cloud, deficiencies in the design, implementation, maintenance, or migration from one public cloud provider to another, or any failure of our public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, security, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy and security systems and fault tolerances, a reduced ability to control data security and privacy, and future unpredictable costs of these services.
Further development of our AI solutions may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to continue to further develop and enhance our AI-powered features, including integration of Generative AI technologies. While we aim for our AI-powered features to make agents more efficient and improve customer experience, our AI features may not achieve sufficient levels of accuracy or may not otherwise meet the needs of our customers. In addition, we may not be able to incorporate sufficient customer data and such data may contain biased or otherwise inaccurate information, resulting in unacceptable user experiences. Furthermore, our competitors or other organizations may incorporate AI features into their products more quickly or more successfully, and current and new competitors will continue to offer fully AI-based solutions, and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered features and result in lost business. Should any of these factors or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
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
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines specifically directed at the use of AI tools in the workplace, including our code of conduct, confidentiality obligations, IT internal use policies and other corporate policies. Nevertheless, our workforce may use these authorized or unauthorized tools, which poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology by our workforce even when used consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development, operations or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.
If our solution fails, or is perceived to fail, to perform properly or if it contains technical defects, our reputation could be harmed, our market share may decline, and we could be subject to product liability claims.
Our solution may contain undetected errors or defects that may result in failures or otherwise cause our solution to fail to perform in accordance with customer expectations and contractual obligations. Moreover, our customers could incorrectly implement or inadvertently misuse our solution, which could result in customer dissatisfaction and harm the perceived utility of our solution and our brand. Because our customers use our solution for critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our solution may damage our customers’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing customers could cancel or reduce the use of our solution, seek payment credits or damages against us, or delay or withhold payment to us, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. In addition, since telecommunications billing and associated telecom taxes and the related calculations and billing of telecom taxes are inherently complex and require highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers or related taxes and administrative fees. Customers also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Product performance problems could result in loss of market share, reputational harm, failure to achieve market acceptance and the diversion of development resources.
Any product liability, intellectual property, warranty or other claims against us could damage our reputation and relationships with our customers, and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be available or sufficient to cover liabilities resulting from such claims. Also, our insurers may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business.
The contact center software solutions market is subject to rapid technological change, and we must develop and sell incremental and new features and components of our solution in order to maintain and grow our business.
The contact center software solutions market is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced contact center solutions, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. In addition, we have, and will continue to, make significant investments in AI-based capabilities to enhance our solution. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed.
We are focused on enhancing the reliability, features and functionality of our contact center solution to enhance its utility to our customers, particularly larger customers, with complex, dynamic and global operations. In addition, cloud-based technology advancements in areas such as AI are designed to enable improved customer experience, significant operational efficiencies and business insights. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing customers to these new solutions, applications and features. To the extent that these enhancements are made as a result of acquisitions, our success also depends on our ability to integrate the acquired technology with our existing solution. Any failure may significantly impair our revenue growth. In addition, because our solution is designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing, acquiring or integrating these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of changes and updates to our solution and increase our research and development expenses. Any failure of our solution to operate effectively, including with future network platforms and technologies, could reduce the demand for our solution, result in customer dissatisfaction and harm our business.
Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively, and our business and operating results may be harmed.
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings, features and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses, and potentially divert resources from other areas of our operations. Our research and development expenses totaled $166.2 million, $156.6 million and $141.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, other cash needs of our business, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Resource limitations may result in inadequate research and development funding or may result in an inability to compete effectively with the research and development programs of our competitors, either of which could harm our business.
If we are unable to maintain the compatibility of our software with other solutions and technologies, our business could be harmed.
Our customers often integrate our solution with their business applications, particularly third-party CRM solutions. These third-party providers or their partners could alter their products so that our solution no longer integrates well with them, or they could delay or deny our access to technology releases that allow us to adapt our solution to integrate with their products in a timely fashion. In addition, to the extent that third-party providers are adversely impacted by macroeconomic challenges, their development of software that is integrated with our solution may be delayed, which could have an adverse impact on the implementation of, or demand for, our solution by our customers. Such third-party providers could also develop competing solutions, including AI solutions, or favor integration of our competitors’ products over our solution, making our solution less attractive to our customers. If we cannot adapt our solution to changes in complementary technology deployed by our customers, it may significantly impair our ability to compete effectively.
We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards inherent in the cloud contact center software business, including:

•damage to third-party and our infrastructure and data centers, related equipment and surrounding properties caused by earthquakes, hurricanes, tornadoes, floods, fires and other natural disasters, explosions, cyber- attacks and acts of terrorism;
•security breaches resulting in loss or disclosure of confidential customer and customer data and potential liability to customers and non-customer third parties for such losses on disclosures; and
•other hazards that could also result in suspension of operations, personal injury and even loss of life.
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake, fire or flooding on the West Coast of the United States (where our corporate headquarters and one of our data centers are located), hurricane, tropical storm, flooding or severe weather in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, global pandemic, war or terrorist attack, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
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
Risks Related to Third-Party Technology Providers
We rely on third-party telecommunications and internet service providers to provide our customers and their customers with telecommunication services and connectivity to our cloud contact center software and any failure by these service providers to provide reliable services could cause us to lose customers and subject us to claims for credits or damages, among other things.
We rely on third-party telecommunication service providers to provide our customers and their consumers with telecommunication services. These telephony services include the public switched telephone network, or PSTN, telephone numbers, call termination and origination services, and local number portability for our customers. In addition, we depend on our internet bandwidth suppliers to provide uninterrupted and error-free service through their telecommunications networks. Some of our services may require that users of our service obtain their own internet bandwidth. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide.
When problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, whether caused by our service, the products or services of our third-party service providers, or our customers’ or their customers’ equipment and systems, may result in loss of market acceptance of our solution and harm to our reputation and any necessary repairs or other remedial actions may force us to incur significant costs and expenses.
If any of these service providers fail to provide reliable services, suffer outages, degrade, disrupt, increase the cost of or terminate the services that we and our customers depend on, we may be required to switch to another service provider. Delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially increase our costs, as well as harm our customer relationships, business, financial condition and operating results. Further, any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm our relationships with our customers, cause us to lose customers, result in claims for credits or damages, increase our costs or the costs incurred by our customers, damage our reputation, significantly reduce customer demand for our solution and seriously harm our financial condition and operating results.

Our customers and their customers rely on internet service providers to provide them with access and connectivity to our cloud contact center software and changes in how internet service providers handle and charge for access to the internet could materially harm our customer relationships, business, financial condition and operations results.
In 2015, the FCC released an order, commonly referred to as network neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful internet traffic on the basis of content, application or service and (ii) the practice of favoring some internet traffic over other internet traffic based on the payment of higher fees. In June 2018, the FCC repealed the network neutrality regulations imposed by the 2015 order. In April 2024, the FCC adopted its Safeguarding and Securing the Open Internet Order (“SSOIO”) restoring the 2015 Net Neutrality obligations and standards. However, a federal court has stayed the FCC’s SSOIO and rules adopted therein. If the FCC’s April 2024 SSOIO and rules do not become effective, Internet service providers in the U.S. may be able to impair or degrade the use of, or increase the cost of using, our solution. Notwithstanding, states and other countries may adopt their own forms of customer service standards for Internet access. As a result, network neutrality regulations vary widely among both the domestic and international jurisdictions in which we operate. While certain jurisdictions have strong protections for services such as ours, others either lack a network neutrality framework or otherwise do not enforce network neutrality regulations. The impairment, degradation or prioritization of lawful internet traffic by internet service providers could materially harm the performance of our solution, our customer relationships, business, financial condition and operating results.
Risks Related to Our International Operations
We continue to expand our international operations, which exposes us to significant risks.
To date, we have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia. However, we already have significant operations outside these countries and regions, and we expect to grow our international presence in the future. For instance, in 2024 we completed our acquisition of Acqueon, a real-time revenue execution platform, with operations in India. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, Portugal, where we continue to increase our engineering and operations previously performed in Russia, and India and Australia, where additional portions of engineering and operations are performed.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, tax, economic, and political risks that are different from those in the U.S. In addition, in order to effectively market and sell our solution in international markets, we often must localize our solution, including the language in which our solution is offered, which increases our costs, could result in delays in offering our solution in these markets and may decrease the effectiveness of our sales efforts. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
We also will continue to incur additional compliance costs associated with our international operations, including costs associated with expanding and rapidly changing sanctions and other trade controls. In addition, we may be unaware or unable to keep current with changes in foreign government requirements and laws as they change from time-to-time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international laws and regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, prohibitions on selling our solution or harm to our reputation, any of which could harm our business.
While we have worked to avoid and mitigate any effects of the Russia-Ukraine conflict on our business, employees and customers, the conflict is ongoing, and its ultimate scope and broader impacts cannot be predicted with certainty. While the conflict has not yet had a negative impact on our employees, business, or operations outside of Russia, it could, and if the conflict or related geopolitical tensions extend to other countries, negative impacts could also expand. Our business and operations could be harmed and our costs could increase if our or our customers’ or other partners’ manufacturing, logistics or other operations, costs or financial performance are disrupted or adversely affected. The Russia-Ukraine conflict has also had an adverse impact on the global economy, including on the inflation rate, and has contributed to significant fluctuation in global stock markets, including The

NASDAQ Stock Market, on which our common stock is listed. All of these risks and conditions could harm our future sales, business and operating results.
Sales to customers outside the United States or with international operations and our international sales efforts and operations support expose us to risks inherent in international sales and operations.
A key element of our growth strategy is to expand our international sales efforts and develop a worldwide customer base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from customers outside the United States, with approximately 89% of our revenue for the year ended December 31, 2024 derived from customers with billing addresses in the United States.
We have increased and are continuing to increase our sales, marketing and support personnel in both the U.K. and the European Union. We have enlarged our data centers in the U.K. and Amsterdam and are increasing our use of public cloud solutions in the European Union as well. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, tax, economic and political risks that are different from those in the United States. As we increase our international sales efforts and continue and increase our other international operations, we will face increased risks in doing business internationally that could harm our business, including:
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
•privacy and data protection laws and regulations that are complex, expensive to comply with and may require that customer data be stored and processed in a designated territory;
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
Our business depends on the overall demand for cloud contact center software solutions, the economic health of our current and prospective customers and worldwide economic conditions. In addition to the United States, Canada, Europe, Latin America and Australia, we plan in the future to market and sell our solution in Asia and other international markets. Adverse economic conditions in these markets, including the impact of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency exchange rates, the impact of the Russia-Ukraine conflict, the impact of conflicts in the Middle East, has and will likely continue to reduce overall demand for our solution, particularly in our installed base. These factors could also delay our customers' implementation of our solution, delay or lengthen sales cycles, delay international expansion, lower prices for our solution, and may also lead to longer collection cycles for payments due from our customers, as well as result in an increase in customer bad debt. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which contributes a significant portion of our annual revenue growth, continues to experience macroeonomic challenges. All of these potential circumstances could lead to slower growth, or even a decline in, our revenues, operating results and cash flows.
Security breaches, cybersecurity incidents, and improper access to, use of, or disclosure of our data or our customers’ data, or other cyber- attacks on our systems, or those of third parties on which we rely, could result in litigation and regulatory risk, harm our reputation and our business.
Our solution involves the storage and transmission of our customers’ information, including information about our customers’ customers or other information treated by our customers as confidential. Unauthorized access, unauthorized use of our systems or those of third parties on which we rely or the data stored within those systems, cybersecurity incidents, security breaches or other cyber-attacks could result in the loss of confidentiality, integrity and availability of such information or systems, leading to litigation, governmental investigations and enforcements actions, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solutions we provide, degrade the user experience, harm our reputation or cause customers to lose confidence in our solution.
We are required to comply with laws and regulations that require us to protect personal data and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches or other security events. While we have implemented security measures to protect customer and other confidential information and minimize the risk of security breaches and other cyber-attacks, if these measures fail as a result of a cybersecurity incident, cyber-attack, ransomware, denial of service attacks, software vulnerability, other third-party action, employee error, malfeasance or otherwise, and someone unlawfully or without authorization obtains access to our customers’ information, including personal data, our reputation could be damaged, our business may suffer and we could incur significant liability. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software, including software commonly used by companies in cloud-based services and bundled software. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we or our third-party service providers or business partners may be unable to anticipate these techniques or implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information, including using AI or social engineering, in order to gain access to our data or our users’ data or the systems on which our data is stored or hosted. Such security breaches or cybersecurity incidents could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures fail to protect against unauthorized access, cybersecurity incidents, attacks, compromise or the mishandling of data by our employees, then our reputation, business, results of operations and financial condition could be adversely affected. Moreover, any failure or cybersecurity incidents or similar issues on the part of third parties, including our customers or other hosting or service providers, to maintain appropriate security measures for their own systems could harm our relationships with our customers, result in claims against us for credits or damages, damage our reputation and significantly reduce customer demand for our solution. Any or all of these issues could harm our ability to attract new customers, cause existing customers to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits (including class actions), governmental investigations and enforcement actions, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could materially harm our business, reputation or financial results.

If we are unable to attract and retain highly skilled leaders and other employees, our business and results of operations may be adversely affected.
To execute our growth plan, we must attract and retain highly qualified personnel, including key executives, senior management or other key employees, and we may incur significant costs, including stock-based compensation expense, to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and AI and for senior sales personnel. We have, from time-to-time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty could be further exacerbated by any senior leadership or other key employee transitions we experience. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs.
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
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. For instance, in 2019, we acquired substantially all of the assets of Whendu LLC, or Whendu, including its iPaaS platform, in 2020, we acquired both Virtual Observer and Inference, in 2023, we acquired Aceyus, and in 2024, we acquired Acqueon. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target. In addition, there has been a number of recent transactions in our industry and adjacent industries, which could have a negative impact on us.
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
•costs or liabilities associated with the acquisition, including tax obligations or legal claims arising from the activities of the companies or businesses we acquire, or expenses incurred to enforce our obligations under the acquisition agreements;
•acquisition-related costs;

•difficulty converting the customers of the acquired business to our solution and contract terms, including due to disparities in the revenue, licensing, support or professional services model of the acquired company;
•difficulty and time delays integrating the accounting systems, operations, internal controls and personnel of the acquired business, particularly of acquired companies with significant international operations;
•difficulties and additional costs and expenses associated with supporting legacy products and the hosting infrastructure of the acquired business;
•diversion of management’s attention from other business concerns;
•harm to our existing relationships with our partners and customers as a result of the acquisition;
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
We have a substantial amount of debt. As of December 31, 2024, we had approximately $434.4 million in principal outstanding under our convertible senior notes issued in May and June 2020 that mature on June 1, 2025, and approximately $747.5 million in principal outstanding under our convertible senior notes issued in March 2024 that mature on March 15, 2029. We currently plan to use cash to settle amounts due under our convertible senior notes that mature on June 1, 2025, which will decrease our cash and cash equivalents, could preclude us from making other investments in our business and operations, and could necessitate or accelerate additional fundraising by us. See Note 6 to the consolidated financial statements.
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
In addition, certain factors have in the past and may in the future cause us to defer recognition of revenues. For example, the inclusion in our customer contracts of non-standard terms, such as acceptance criteria, could require the deferral of revenue. To the extent that such contracts become more prevalent in the future our revenue may be harmed.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2024, our intellectual property portfolio included nine registered U.S. trademarks, three pending U.S. trademark applications, 23 issued U.S. patents, seven pending U.S. patent applications and one registered U.S. copyright. As of December 31, 2024, outside the U.S. we also had 27 trademark registrations, two pending trademark applications, five issued patents and three pending international national phase patent applications. There are no PCT patent applications. The expiration dates of our issued patents range from 2025 to 2043. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. As we expand into additional countries, these risks will be further enhanced. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time-to-time, third parties have claimed that we are infringing upon their intellectual property rights.
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
Others have claimed, or in the future may claim, that our solution and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or solution. Any claims or litigation could cause us to incur significant costs and expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, require that we refrain from using, manufacturing or selling certain offerings or features or using certain processes, prevent us from offering our solution or certain features thereof, or require that we comply with other unfavorable terms, any of which could harm our business and operating results. We may also be obligated to indemnify our customers or business partners and pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, which could be costly. Even if we were to prevail in any such dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties for third-party claims with respect to certain matters, including losses arising out of breach of such agreements, certain claims related to third-party privacy or cyber security breaches or from intellectual property infringement claims made by third parties. We have received, and will likely continue to receive, indemnification demands from customers regarding our intellectual property indemnification obligations under these contracts. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we typically contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could be expensive, even if we ultimately prevail, and could harm our relationship with that customer and other current and prospective customers, reduce demand for our solution and harm our business, results of operations and financial condition.
We employ third-party licensed software, including AI solutions, for use in or with our solution, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could harm our business.
Our solution incorporates certain third-party software obtained under licenses from other companies, including AI-based offerings. We anticipate that we will continue to rely on current and new software from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not be the case, or may not be the case for new software that we license, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party offerings may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our solutions, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties and to integrate such software to our solution.
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
The legal and contractual environment surrounding contacting consumers using voice calls or text messages to their wireless phones is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or the FTC, and the FCC, and various states have laws including, at the federal level, the TCPA that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines, or placing non-autodialed telemarketing calls to individuals who do not wish to receive such calls. These laws require companies to institute processes and safeguards to comply with these restrictions. The legal interpretation of certain of the requirements of these laws continues to be in dispute before the courts and federal agencies, and it is possible that legal decisions and agency actions may further alter the legal requirements involved. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
We have designed our solution to comply with these laws. To the extent that our solution is viewed by customers or potential customers as less functional, or more difficult to deploy or use, because of our solution’s compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our customers who use our solution to place calls also expressly require them to comply with all such laws and to indemnify us for any failure to do so. We take numerous steps to reasonably confirm that the use of our services complies with applicable laws. Even with these efforts, it is possible that the FTC, FCC, private litigants or others may attempt to hold our customers, or us as a software solution provider, responsible for alleged violations of these laws. To the extent any court finds that the software solution violated a controlling legal standard, we could face indemnification demands from our customers for costs, fees and damages with respect to calls placed using that solution. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our customers. Defending such suits can be costly and time-consuming and could result in fines, damages, expenses and losses. Additionally, these laws, and any changes to them or the interpretation thereof, that further restrict calling consumers, including to wireless phone numbers, adverse publicity regarding the alleged or actual failure by companies, including our customers and competitors, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our solution by our customers and potential customers, which could harm our business, financial condition, results of operations and cash flows.
On December 12, 2018, the FCC issued an order concluding that the Short Message Service, or SMS, or text messages, is an information service under federal law and not a telecommunications service. The regulatory significance to us is that the FCC’s decision gives wireless carriers the flexibility to block SMS messages if the carriers identify the messages as unwanted by their wireless customers. More recent FCC decisions also require wireless carriers to block certain calls and text messages. Such blocking efforts by carriers may make it more difficult for our customers to use SMS messages that are provided by us as a part of our overall communications and outreach solution for our customers. Further, on December 18, 2023, the FCC revised its mandate that a consumer’s prior written consent must be secured prior to initiating SMS messages to them that are telemarketing in nature. The revised rules require that such consent cannot be shared between multiple sellers or between different product and service lines. Thus, although SMS comprises only a very small portion of our revenue base, its future availability as an effective tool for communication and outreach for our customers and their customers is uncertain and could cause our solution to be less valuable to customers and potential customers.
Increased taxes on our service may increase our customers’ cost of using our service and/or increase our costs and reduce our profit margins to the extent the costs are not passed through to our customers, and we may be subject to liabilities for past sales and other taxes, surcharges and fees.
Based on analysis of our activities, we have determined that we are obligated to collect and remit U.S. state or local sales, use, gross receipts, excise and utility user taxes, as well as fees or surcharges as a communications service provider in certain U.S. states, municipalities or local tax jurisdictions. We are registered for collecting and remitting applicable taxes where such a determination has been made. Prior to our making such determination with respect to a particular state, municipality, or local tax jurisdiction, we neither collected nor remitted these taxes, fees or surcharges for such jurisdiction. We continue to analyze our activities to determine if we are subject to these taxes in additional jurisdictions and based on our ongoing assessment of our U.S. state and local tax collection and remittance obligations, we register for tax and regulatory purposes in such jurisdictions and commence collecting and remitting applicable state and local taxes and surcharges to these jurisdictions.
We have accrued a contingent liability of $1.1 million for our best estimate of the probable amount of taxes and surcharges that may be imposed by various states and municipalities on our activities, including our usage-based and subscription services, for periods prior to our registration and collection in such jurisdictions. This contingent liability is based on our analysis of a number of factors, including the source location of our usage-based fees, the taxability of our subscription services and the rules and regulations in each state. The actual amount of state and local taxes and surcharges paid may differ from our estimates. See Note 10 to the consolidated financial statements.
While we have accrued for these potential liabilities in each period, such accruals are based on analyses of our business activities, the operation of our solution, applicable statutes, regulations and rules in each state and locality and estimates of sales subject to sales tax or other charges. State and local taxing and regulatory authorities may challenge our position and may decide to audit our business and operations with respect to state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges, which could result in our being liable for taxes, fees, or surcharges, as well as related penalties and interest, above our recorded accrued liability or additional liability for taxes, fees, or surcharges, as well as penalties and interest for our customers, which could harm our results of operations and our relationships with our customers. In addition, if our international sales grow, additional foreign countries may seek to impose sales or other tax collection obligations on us, which would increase our exposure to liability.
The applicability of state or local taxes, fees or surcharges relative to services such as ours is complex, ambiguous and subject to interpretation and change. If states enact new legislation or if taxing and regulatory authorities promulgate new rules or regulations or expand or otherwise alter their interpretations of existing rules and regulations, we could incur additional liabilities or collection obligations. The amount that we are required to pay under certain of these tax and regulatory structures also continues to increase as a percentage of our telecommunications revenues. The collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with new or existing legislation, rules or regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, such legislation, rules or regulations. We have incurred, and will continue to incur, substantial ongoing costs associated with complying with state or local tax, fee or surcharge requirements in the numerous markets in which we conduct or will conduct business.

Our ability to maintain compliance with complex rules and technological requirements intended to prevent robocalls and caller ID spoofing poses a significant business risk due to possible blocking of customer voice traffic.
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
STIR/SHAKEN is a series of protocols and a governance framework in which the originating voice service provider attests to the calling party’s identity and is intended to ensure the caller’s ID has not been spoofed in order to reduce the number of illegal robocalls. The STIR/SHAKEN regulatory framework creates a significant business risk for companies such as ours that include customers that originate large volumes of telephone calls to consumers because, if an intermediate or terminating carrier is unable to verify the authenticity of an incoming call from one of our customers, they may, or may be required to block the call, preventing it from reaching the intended party, which would damage our relationship with our customers, and make our solution less attractive to our customers and potential customers.
In addition, the FCC required voice service providers to implement other robocall prevention measures, including registering with the FCC’s Robocall Mitigation Database and maintaining a robocall mitigation plan that includes conducting due diligence on customers to ensure they do not engage, or appear to engage, in robocalling or caller ID spoofing. Third-party complaints and unusual calling patterns on end user bills must be investigated and the services of non-compliant customers terminated. Voice service providers must also participate in an Industry Traceback Group program to further demonstrate their commitment to preventing robocalls and caller ID spoofing. We have implemented these remedial measures to ensure that other carriers do not misidentify or block voice traffic originated by our customers. Although we believe we have achieved full compliance, the regulatory measures to prevent robocalling and caller ID spoofing are relatively new, complex and continue to change and therefore pose a risk to all voice service providers with respect to the possible misidentification and blocking of voice calls originated by their customers. These new compliance measures have and will increase our regulatory compliance and other costs, could make our solution less attractive to our customers, and any non-compliance could subject us to fines, damages and penalties, or injunctions precluding the use of our solutions or certain features thereof.

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
The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2, which calls for a global minimum tax of 15% effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
We are subject to assessments for unpaid USF contributions, as well as interest thereon and civil penalties, due to our prior position that we were not subject to regulation as a USF contributor and as an international carrier.
We are classified as a telecommunications service provider for regulatory purposes, and we are required to make direct contributions to the USF based on revenue we receive from the resale of interstate and certain international telecommunications services. In order to comply with the obligation to make direct contributions, we are registered with the Universal Service Administrative Company, or USAC, which is charged by the FCC with administering the USF, and have been remitting the required contributions to USAC since our registration with USAC in April 2013.
We also made retroactive USF contributions based on our revenues for the period from 2008 to 2012. We have an unresolved and arguably dormant dispute with the FCC, however, regarding whether we are liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2024, we had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007. See Note 10 to the consolidated financial statements.
Our ongoing obligations to pay federal, state and local telecommunications contributions and taxes may decrease our price advantage over, and ability to compete with our competitors who are not subject to, or choose not to comply with, those requirements. In addition, if we are unable to continue to pass some or all of the cost of these contributions and taxes to our customers, our profit margins on the telecommunication service minutes we resell will decrease. Our federal contributions and tax obligations may significantly increase in the future, due to new interpretations by governing authorities, governmental budget pressures, changes in our business model or solutions or other factors.
If we do not comply with FCC rules and regulations, we could be subject to further FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services.
Since our business is regulated by the FCC, we are subject to existing or potential FCC regulations relating to privacy, disability access, access to and porting of numbers, USF contributions and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could impair our ability to sell our services to customers and could harm our business and results of operations.
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
•The Communications and Video Accessibility Act and rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and
•FCC rules regarding CPNI which requires that we limit disclosure of certain information received from customers without customer approval, subject to certain exceptions.
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
As of December 31, 2024, we had federal, state and foreign net operating loss carryforwards due to prior period losses of $310.1 million, $254.3 million and $7.3 million, respectively, available to reduce future income subject to income taxes. If not utilized, various amounts of significant state net operating loss carryforwards will begin to expire in 2028, while the $310.1 million of federal net operating losses, as well as the foreign net operating losses, do not expire. As of December 31, 2024, we also had gross research credit carryforwards for federal and California state tax purposes of $14.1 million and $8.6 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will expire between 2025 and 2044. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” The events that may cause an ownership change include, but are not limited to, an aggregate increase in the percentage of our stock owned by 5-percent stockholders of more than 50 percentage points over the lowest percentage of our stock owned by such stockholders at any time during a 3-year testing period, determined immediately after any “owner shift” involving a 5-percent stockholder or any “equity structure shift.” Similar rules may apply under state tax laws. We experienced ownership changes prior to 2015 and the disclosed amounts of our net operating losses and research credit carryforwards have been reduced for the resulting effect of the Code Sections 382 and 383 limitations, as necessary. Subsequent or future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change” again, which could impose an additional annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income. This could increase and accelerate our liability for income taxes, including by potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our net operating loss carryforwards and other tax attributes, such that our profitability could be harmed.
Privacy concerns and domestic or foreign laws and regulations may reduce the demand for our solution, increase our costs and harm our business.
Our customers use our solution to collect, transfer, use, and otherwise process personal data regarding their customers and potential customers. The processing of personal data and other types of protected data subjects us and our customers to a number of domestic and international laws that govern and regulate the processing of personal data and other types of protected data. These laws regulate and address a range of issues including data privacy (e.g., restrictions or technological or process requirements regarding the processing of data), cybersecurity (e.g., requirements for the protection of personal data against compromise of the confidentiality, integrity, or availability of personal data), breach notification, data governance, and risk management and reporting including as relevant to use of certain AI-based systems and solutions. These laws can vary substantially from jurisdiction to jurisdiction, and are rapidly evolving. Domestic and international government authorities are considering adopting, or may adopt, laws and regulations in the future, regarding the processing of personal data obtained from consumers and individuals. Government authorities and, in some cases, private party litigants could pursue claims against us or our customers. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
In the U.S., there are numerous federal and state laws governing the privacy and security of personal data, and the use of personal data to train artificial intelligence. For instance, we may be subject to FTC enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices in violation of the FTC Act. There are also state privacy laws, including the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, among several other state laws, that set forth comprehensive privacy obligations regarding the processing of personal data, which relevant State Attorney General or other state regulatory bodies can enforce. We expect additional states to enact their own privacy laws. Some states also have enacted privacy laws focusing on particular types of information, such as health or biometric information, and private party litigants are exploring whether state wiretap laws such as the California Invasion of Privacy Act, statutory invasion of privacy, and common law claims may be used to pursue privacy causes of action.

Moreover, data protection laws and regulations outside the United States, including Brazil, Canada, China, Japan, Russia, Singapore, the United Kingdom and particularly in the EU, on certain issues can be more restrictive than those in the United States in regards to data protection, including the extent to which affirmative consent for some types of data processing is required, and when a company must inform data protection authorities and individuals of security breaches that affect their personal data. We also may be bound by additional, more stringent contractual obligations relating to our collection, use, disclosure and data transfers of personal, financial, and other data outside the EU. It is possible that a governmental authority may implement a new law or interpret an existing law in a manner that limits our customers’ ability to use our solution or that requires us to make costly or detrimental changes in our solution and services, whether on a one-time basis or as an ongoing increase in our operating costs and expenses. Further, some laws might require us to disclose proprietary or confidential aspects of our solution in a manner that compromises the effectiveness of our solution or that enables our competitors or bad actors to gain insight into the operation of our technology, enabling them to copy or circumvent our solution and thereby reducing the value of our technology.
The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the businesses of our customers may limit the use and adoption of our solution and reduce overall demand for our solution. Also, failure to comply with such laws may lead to significant fines, penalties or other regulatory liabilities, such as orders or consent decrees forcing us or our customers to modify business practices, and reputational damage or third-party lawsuits for any noncompliance with such laws. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers.
Furthermore, data privacy and protection concerns may cause consumers to resist providing personal data or other types of protected data that may be subject to laws and regulations that is necessary to allow our customers to use our solution effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solution in certain industries or countries.
The European Union’s GDPR may continue to increase our costs and the costs of our customers to operate, limit the use of our solution or change the way we operate, exposes us to substantial fines and penalties if we fail to comply, and has led to similar laws being enacted in other jurisdictions.
We and many of our customers are subject to the GDPR based upon our processing of personal data collected from EU data subjects, such as our processing of personal data of our customers in the EU and our processing of our EU employees’ personal data.
The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The member states of the EU were tasked under the GDPR to enact certain implementing legislation that would add to or further interpret the GDPR requirements, and this additional implementing legislation potentially extends our obligations and potential liability for failing to meet such obligations.
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
Among the compliance obligations the GDPR raises for us and our customers are requirements regarding the transfer of personal data from the EU to other jurisdictions, including the United States. We continue to rely on Standard Contractual Clauses, or SCCs, and have updated our use of SCCs to the EU’s latest versions, as well as separate U.K. versions of the SCCs. Even still, there continue to be EU legal decisions and certain regulatory guidance that cast doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position. As a result, it may be necessary to establish additional systems and business operations in the EU to avoid the transfer of personal data out of the EU. Should a change in the conduct of our business be required, it may involve substantial expense and the diversion of resources from other aspects of our business, all of which may harm our business and results of operations.
Jurisdictions outside of the EU are also considering and/or enacting comprehensive data protection legislation. For example, the General Data Protection Law in Brazil, or the LGPD, and the Japanese Act on the Protection of

Personal Information, or the APPI, broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties. Most recently, India enacted the Digital Personal Data Protection Act, 2023, which establishes a legal framework regulating the processing of personal data in India and processing outside of India if it is related to offering goods or services to individuals in India. The law is comparable to GDPR in many ways, but also has some distinct elements, which forthcoming regulations may further clarify. Similarly, China’s Personal Information Protection law places restrictions on the transfer of personal information to third parties within China or overseas. These regulations may deter customers from using services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant financial burden.
The GDPR and other laws or regulations associated with the enhanced protection of certain types of personal data could greatly increase our cost of providing our solutions and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate. Failure to comply with data protection regulations may result in data protection authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the EU and certain other markets, which could, were it to occur, harm our business and operating results.
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
U.S. state privacy laws could increase our costs and the costs of our customers to operate, limit the use of our solution or change the way we operate, and expose us to substantial fines and class action risk if we fail to comply, and lead to similar laws being enacted in other states.
State privacy laws in the United States apply to certain entities doing business in their states, and we and our qualifying customers were required to comply with applicable requirements as of the effective dates of the applicable state laws or corresponding regulations.
The U.S. state privacy laws establish a privacy framework for covered businesses by creating an expanded definition of personal data and creating new data privacy rights for eligible residents in those states, including the right to the right to access, delete or correct such data, the right to opt out of sales or use of their personal data for targeted advertising or profiling purposes, the right to request a list of third parties to whom the company sells personal data, the right to limit the use and disclosure of their sensitive personal data and the right to be free from discrimination for exercising their rights. Eligible residents of those states may also appeal any decision or indecision related to the exercise of any of their data privacy rights. As required by the statutes, covered entities also have disclosure obligations to consumers for whom they collect or process personal data. Complying with these obligations involves continued expenditures that could increase as more consumers exercise their privacy law rights, and as more laws are enacted that vary from each other in material ways.
The U.S. state privacy laws create new and potentially severe statutory damages frameworks for violations of their provisions. Additionally, the CCPA creates a private right of action for consumers whose personal data is subject to a data breach. This private right of action has the potential to create significant class action liability for businesses, like ours, that operate in California. To protect against these new risks, it may be necessary to change our insurance programs and there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a such liability or that such coverage will continue to be available on commercially reasonable terms or at all.
The effects of the U.S. state privacy laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We anticipate that more states may enact their own comprehensive or subject matter specific privacy and AI-focused legislation and provide consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal data of such consumers. These laws have prompted a number of proposals for new federal and state-level privacy legislation, and related legislation affecting the use of certain types of AI-based systems and services. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
In May and June 2020, we issued $747.5 million in aggregate principal amount of the 2025 convertible senior notes in a private offering, $434.4 million of which was outstanding as of December 31, 2024. The 2025 convertible senior notes mature on June 1, 2025, and the interest rate of the 2025 convertible senior notes is fixed at 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. We currently plan to use cash to settle amounts due under our convertible senior notes that mature on June 1, 2025. In March 2024, we issued $747.5 million in aggregate principal amount of the 2029 senior notes in a private offering, all of which were outstanding as of December 31, 2024. The 2029 convertible senior notes mature on March 15, 2029, and the interest rate of the 2029 convertible senior notes is fixed at 1.000% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024.
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
Subject to certain conditions, holders of the convertible senior notes have the right to require us to repurchase for cash all or any portion of their convertible senior notes upon the occurrence of a fundamental change (as defined in the indentures governing the 2025 convertible senior notes and the 2029 convertible senior notes) at a fundamental change repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date.
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
If and to the extent the conditional conversion features of either or both series of our convertible senior notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. During the three months ended December 31, 2024, the conversion features of the 2025 convertible senior notes were not triggered. Accordingly, holders of the 2025 convertible senior notes are not entitled to convert their convertible senior notes from January 1, 2025 to March 31, 2025 under this conditional conversion feature. However, on or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 convertible senior notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
During the three months ended December 31, 2024, the conversion features of the 2029 convertible senior notes were not triggered. Accordingly, holders of the 2029 convertible senior notes are not entitled to convert their convertible senior notes from January 1, 2025 to March 31, 2025. Whether the 2029 convertible senior notes will be convertible after March 31, 2025 will depend on the satisfaction of the applicable conversion conditions.
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
In addition, in connection with the issuance of each series of the convertible senior notes, we entered into capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to holders of our common stock upon any conversion or settlement of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of such convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap under the terms of the capped call transactions. We expect that the Option Counterparties or their respective affiliates may from time-to-time purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock in connection with their hedging activities relating to the capped call transactions. The Option Counterparties or their respective affiliates also may modify their hedge positions by entering into or unwinding such derivative transactions and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the applicable maturity of the convertible senior notes. These activities could negatively affect the market price of our common stock.
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
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2024, the sale price per share of our common stock ranged from a low of $26.60 to a high of $81.24. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations or declines in our operating results;
•the impact of adverse economic conditions, including the impact of macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of conflicts in the Middle East, or other factors;
•loss of customers or a reduction, or slower growth, in subscriptions or features subscribed to by our existing customers;
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
•security breaches or incidents impacting us or our customers or their customers and security breaches of companies that provide solutions similar to our solution, which could negatively impact our industry as a whole;
•actions, threats or public statements by activist stockholders;
•legislation or regulation of our business, the business of our customers, the internet and/or contact centers;
•new entrants into and consolidations of the contact center market, including the transition by providers of legacy on-premises contact center systems to cloud solutions and the continued advancement of AI solutions;
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, particularly in connection with the continued macroeconomic challenges, including continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the Russia-Ukraine conflict and the conflicts in the Middle East. Stock prices of many technology companies have recently declined, including in some cases in a manner unrelated or disproportionate to the operating performance of those companies. These and other factors may disproportionately impact the trading price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of volatility. If we were to become involved in such securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows.

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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Information Security Management Strategy
We have developed, implemented and maintain a formal “risk based" Information Security Management System, or ISMS, that is designed to protect the confidentiality, integrity, and availability of the information contained within our systems. ISMS complies with a number of internationally recognized standards for information security, including the ISO 27001:2022 Standard for Information Security, AICPA System and Organization Controls 2 (SOC 2) for the criteria of Security and Availability; the Payment Card Industry Data Security Standard 4.0, or PCI DSS 4.0, the global standard for the payment card industry. In accordance with these international standards, and included in the ISMS, is our cybersecurity incident response process and plan.
In the event of a potential cybersecurity incident, our Chief Information Security Officer, or CISO, is notified of the incident and assembles an Incident Response Team, which is comprised of individuals who have the necessary technical, operational, and regulatory knowledge to assist the CISO. Typically, senior members of our engineering, operations, security, compliance/data protection office, and legal functions comprise the Incident Response Team. The Incident Response Team will conduct an assessment to determine the nature and scope of the incident and manages the incident in accordance with our incident response procedures until the incident is contained and resolved. The Incident Response Team will document findings and make them available to the Incident Classification Team, which is comprised of our CISO, Executive Vice President of Production Engineering, Chief Information Officer, Chief Legal & Compliance Officer, or CLO, Chief Operating Officer, Chief Financial Officer, and their respective delegates. The Incident Classification Team is responsible for assessing the incident and notifying members of our management and our Board. Our Chief Executive Officer, CLO, CISO and CFO, in conjunction with third-party experts, including outside legal counsel and our internal disclosure committee, are responsible for coordinating external communications and disclosures, including with the Securities and Exchange Commission.
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
•external cybersecurity consultants, supervised by our Incident Response Team and Incident Classification Team;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•a third-party risk management process for service providers, suppliers, and vendors, pursuant to which we require such third parties to maintain certain security controls and assess their compliance with these requirements; and

•independent third-party assessments and audits of our Information Security Management System, or ISMS, to monitor compliance with globally recognized information security standards, including ISO 27001:2013/2022, ISO 27017:2015 (cloud security best practices), PCI DSS 4.0, HIPAA HiTech, and the AICPA SOC 2 criteria for Security and Availability.
We have not identified risks from known cybersecurity incidents, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and the full Board has direct oversight of cybersecurity and other information technology risks as well as oversees management’s implementation of our cybersecurity risk management program. Several of our Board members have substantial cybersecurity experience and have experience in the field, including Ms. Julie Iskow, Ms. Sue Barsamian and Mr. David Welsh.
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
Our management, including our CISO, oversees cybersecurity threats using our Incident Response Team and Incident Classification Team. Our management is responsible for assessing and managing our material risks from cybersecurity threats and incidents and has the primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management, including our CISO, brings a wealth of knowledge and expertise to our company. Our CISO has experience in roles including VP Product Security at Palo Alto Networks, VP Product Security at SAP Ariba as well as CISO for SAP Sales Cloud, which demonstrates a proven track record in developing and implementing robust cybersecurity strategies, managing large-scale security operations, and leading incident response initiatives. Our CISO has a deep understanding of emerging cyber threats and technological advancements and is adept at ensuring compliance with regulatory requirements and industry standards, while fostering a culture of security awareness throughout the organization.
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
ITEM 2. Properties
We currently lease approximately 198,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2024 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	104,000	January 2031
The Philippines	Technical support, training and other professional services	26,600	July 2026
Portugal	Portions of engineering and operations	20,600	August 2025
India	Research and development	15,900	January 2025
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into rental agreements with third-party hosting facilities in Santa Clara, California; Atlanta, Georgia; and Slough, England, which require monthly payments for a fixed period of time in exchange for certain guarantees of space, and network and telecommunication availability. These agreements expire at various dates through 2029.
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
Number of Common Stock Holders
On February 14, 2025, there were 14 stockholders of record of our common stock who held an aggregate of 75,809,562 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index, and the NASDAQ Computer Index. The period shown commences on December 31, 2019 and ends on December 31, 2024. The graph assumes $100 was invested at the close of market on December 31, 2019 in the common stock of Five9, the Russell 2000 Index, and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of 5 years Cumulative Total Return
Assumes Initial Investment of $100

300
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Five9, Inc.
Russell 2000 Index
NASDAQ Computer Index

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
Overview
We are a leading provider of intelligent cloud contact centers with more than 3,000 customers. We believe we achieved this leadership position through our expertise and technology, which has empowered us to help organizations of all sizes transition from legacy on-premises contact center systems to our cloud solution. Our solution, comprised of our Intelligent CX Platform and applications, allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our APIs. Our Intelligent CX Platform, powered by Five9 Genius AI, matches each customer interaction with an appropriate agent resource and delivers relevant customer data to the agent in real-time through integrations with adjacent enterprise applications, such as CRM software, to optimize the customer experience and improve agent productivity. Unlike legacy on-premises contact center systems, our solution requires minimal up-front investment, can be rapidly deployed and adjusted depending on our customer’s requirements.
Since founding our business in 2001, we have focused exclusively on delivering cloud contact center software. We initially targeted smaller contact center opportunities with our telesales team and, over time, invested in expanding the breadth and depth of the functionality of our cloud platform to meet the evolving requirements of our customers. In 2009, we made a strategic decision to expand our market opportunity to include larger contact centers. This decision drove further investments in research and development and the establishment of our field sales team to meet the requirements of these larger contact centers. We believe this shift has helped us diversify our customer base, while significantly enhancing our opportunity for future revenue growth. In 2018, we started including AI enhancements to our platform, and AI is now embedded throughout our platform. To complement these efforts, we have also focused on building customer awareness and driving adoption of our solution through marketing activities, which include internet advertising, digital marketing campaigns, social media, trade shows, industry events, telemarketing and out of home campaigns.
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform, and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2024, 2023 and 2022, subscription and related usage fees accounted for 92%, 92% and 91% our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic Factors
We are subject to risks and exposures, including continued macroeconomic challenges, the Russia-Ukraine conflict and the conflicts in the Middle East. While the implications of macroeconomic challenges, and global and regional conflicts on our business, results of operations and overall financial position remain uncertain over the long term, we expect that macroeconomic challenges will continue to have an adverse impact on our revenue in future periods.
Reduction in Force Plan
In August 2024, we announced a reduction in force plan, or the Plan, as part of our broader efforts to drive balanced, profitable growth, further supporting our positive, long-term outlook and focus on increasing stockholder value. The Plan reduced our global full-time employees by approximately 6%. For the year ended December 31, 2024, we incurred a total of $9.6 million in restructuring costs under the Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which were cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses. We do not expect to incur any additional costs under the Plan.
Key GAAP Operating Results
Our revenue increased to $1,041.9 million for the year ended December 31, 2024, from $910.5 million and $778.8 million for the years ended December 31, 2023 and 2022, respectively. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the years ended December 31, 2024, 2023 and 2022, no single customer accounted for more than 10% of our total revenue. As of December 31, 2024, we had over 3,000 customers across multiple industries with a wide range of license sizes. We had a net loss of $12.8 million, $81.8 million and $94.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development, infrastructure and investments in complementary businesses, technologies and intellectual property rights. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger customers, grow revenue from our existing customers, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of continued macroeconomic challenges, the Russia-Ukraine conflict and the conflicts in the Middle East, in order to successfully grow our business and improve our operating results.
Key Operating and Non-GAAP Financial Performance Metrics
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.
Annual Dollar-Based Retention Rate
We believe that our Annual Dollar-Based Retention Rate provides insight into our ability to retain and grow revenue from our customers, and is a measure of the long-term value of our customer relationships. Our Annual Dollar-Based Retention Rate is calculated by dividing our Retained Net Revenue by our Retention Base Net Revenue on a monthly basis, which we then average using the rates for the trailing twelve months for the period presented. We define Retention Base Net Revenue as recurring net revenue from all customers in the comparable prior year period, and we define Retained Net Revenue as recurring net revenue from that same group of customers in the current period. We define recurring net revenue as net subscription and related usage revenue.
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended December 31,
	2024	2023
Annual Dollar-Based Retention Rate	108%	110%
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate adjusted EBITDA as net loss before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) gain on early extinguishment of debt, (5) interest income and other, (6) exit costs related to the closure and relocation of our Russian operations, (7) acquisition and related transaction costs and one-time integration costs, (8) lease amortization for finance leases, (9) costs related to a reduction in force plan, (10) impairment charges related to closure of operating lease facilities, (12) provision for income taxes, and (13) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(12,795)	$(81,764)
Non-GAAP adjustments:
Depreciation and amortization (1)	52,905	48,515
Stock-based compensation (2)	166,315	206,292
Interest expense	14,812	7,646
Gain on early extinguishment of debt	(6,615)	—
Interest income and other	(46,745)	(26,799)
Exit costs related to closure and relocation of Russian operations	78	2,313
Acquisition and related transaction costs and one-time integration costs	12,303	6,780
Lease amortization for finance leases	3,857	941
Costs related to a reduction in force plan	9,625	—
Impairment charges related to closure of operating lease facilities	2,202	—
Provision for income taxes (3)	40	2,341
Adjusted EBITDA	$195,982	$166,265

(1) Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$42,535	$38,559
Research and development	2,972	3,583
Sales and marketing	123	65
General and administrative	7,275	6,308
Total depreciation and amortization	$52,905	$48,515

(2) See Note 7 to the consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3) Non-GAAP adjustments do not have a material impact on our worldwide income tax provision due to the tax treatment of the non-GAAP adjustments reported, and our domestic valuation allowance position.
Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and related usage as well as professional services. We consider our subscription and related usage to be recurring revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for our AI solutions. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while usage fees are billed in arrears. Subscription fees are recognized on a straight-line basis over the applicable term, which is predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Usage fees are billed in arrears based on customer-specific per minute rate plans and are recognized as actual usage occurs.
In addition, we generate professional services revenue from assisting customers in implementing our solution and optimizing its use. These services include application configuration, system integration and education and training services. Professional services are primarily billed on a fixed-fee basis and are typically performed by us directly. However, our customers can choose to perform these services themselves, use one of our certified professional service providers, or engage their own third-party service providers to perform such services. Professional services are recognized as the services are performed using the proportional performance method, with performance measured based on labor hours, provided all other criteria for revenue recognition are met.
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that macroeconomic challenges will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which contributes a significant portion of our annual revenue growth, continues to experience macroeconomic challenges.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, cost of third party software that we resell, allocated office and facility costs, amortization of acquired technology, amortization of internal-use software development costs and lease amortization for finance leases. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our customers’ usage of our Intelligent CX Platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, customer support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but percentage of revenue declines in the long-term through economies of scale.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.
Research and Development.    Our research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of new products, improvements and expanded features for our services, as well as quality assurance, testing, product management and allocated overhead. We expense research and development expenses as they are incurred except for internal use software development costs that qualify for capitalization. We believe that continued investment in our solution is important for our future growth, and we expect our research and development expenses to increase in absolute dollars and fluctuate as a percentage of revenue in the near and longer term.
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

Results of Operations for the Years Ended December 31, 2024 and 2023
Based on the consolidated statements of operations and comprehensive loss set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	46%	48%
Gross profit	54%	52%
Operating expenses:
Research and development	16%	17%
Sales and marketing	30%	32%
General and administrative	13%	14%
Total operating expenses	59%	63%
Loss from operations	(5)%	(11)%
Other income (expense), net:
Interest expense	(1)%	(1)%
Gain on early extinguishment of debt	1%	—%
Interest income and other	4%	3%
Total other income (expense), net	4%	2%
Loss before income taxes	(1)%	(9)%
Provision for income taxes	—%	—%
Net loss	(1)%	(9)%
Year-to-year comparisons between 2023 and 2022 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023, which specific discussion is incorporated herein by reference.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue	$1,041,938	$910,488	$131,450	14%
The increase in revenue for 2024 compared to 2023 was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$477,540	$432,690	$44,850	10%
% of Revenue	46%	48%
The increase in cost of revenue for 2024 compared to 2023 was primarily due to a $21.0 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $10.0 million increase in personnel-related costs, a $6.2 million increase in third-party costs driven by increased customer activities, a $3.1 million increase in amortization of capitalized internal-use software development costs, a $2.9 million increase in USF contributions and other federal telecommunication service fees due to increased customer usage, a $2.7 million increase in lease amortization of finance leases, and a $0.6 million increase in amortization of intangibles, offset in part by a $1.4 million decrease in usage and carrier costs due to lower rates and by a $0.8 million decrease in consulting costs for global expansion. The $10.0 million increase in personnel-related costs was primarily driven by increased headcount, higher salaries, and $2.1 million in restructuring costs related to the Plan, offset in part by an $8.4 million decrease in stock-based compensation costs.
Gross Profit

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$564,398	$477,798	$86,600	18%
% of Revenue	54%	52%
The increase in gross profit for 2024 compared to 2023 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long term despite continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure, as we expect revenue growth in the long term to more than offset these increases.
Operating Expenses
Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Research and development	$166,197	$156,582	$9,615	6%
% of Revenue	16%	17%
The increase in research and development expenses for 2024 compared to 2023 was primarily due to a $12.6 million increase in personnel-related costs, a $3.7 million increase in staff augmentation costs, a $3.3 million increase in office, facilities and related allocated costs, and a $1.3 million increase in public cloud development costs, offset in part by a $12.3 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization. The $12.6 million increase in personnel-related costs was primarily driven by increased headcount, higher salaries, and $1.9 million in restructuring costs related to the Plan, offset in part by a $13.2 million decrease in stock-based compensation costs.
Sales and Marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$311,954	$296,713	$15,241	5%
% of Revenue	30%	32%
The increase in sales and marketing expenses for 2024 compared to 2023 was primarily due to a $15.5 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution and a $3.0 million increase in personnel-related costs, offset in part by a decrease in overall marketing spend. The $3.0 million increase in personnel-related costs was primarily driven by higher salaries, and $4.4 million in restructuring costs related to the Plan, offset in part by a $15.0 million decrease in stock-based compensation costs.

General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$137,550	$123,079	$14,471	12%
% of Revenue	13%	14%
The increase in general and administrative expenses for 2024 compared to 2023 was primarily due to a $7.9 million increase in costs associated with the acquisition of Acqueon, a $6.0 million increase in personnel-related costs, and a $2.2 million increase in impairment losses as a result of our commitment to close two operating lease facilities and to abandon the associated leasehold improvements and property and equipment, offset in part by a $1.6 million decrease in office, facilities and related allocated costs. The $6.0 million increase in personnel-related costs was primarily driven by increased headcount, higher salaries, and $1.2 million in restructuring costs related to the Plan, offset in part by a $3.4 million decrease in stock-based compensation costs.
Other Income (Expense), Net

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(14,812)	$(7,646)	$(7,166)	94%
Gain on early extinguishment of debt	6,615	—	6,615	(100)%
Interest income and other	46,745	26,799	19,946	74%
Total other income (expense), net	$38,548	$19,153	$19,395	(101)%
% of Revenue	4%	2%
The increase in interest expense for 2024 compared to 2023 was primarily due to the issuance of the 2029 convertible senior notes in March 2024.
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
The increase in interest income and other for 2024 compared to 2023 was primarily due to higher interest income on our marketable investments due to higher investable balances and higher interest rates and from an increase in foreign currency transaction gains, offset in part by a $1.3 million impairment charge of an equity investment.
Liquidity and Capital Resources
To date, we have financed our operations, primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2029 convertible senior notes in March 2024, issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of December 31, 2024, we had $606.9 million in working capital, which included $362.5 million in cash and cash equivalents, and $643.4 million in marketable investments. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from December 31, 2024.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our then outstanding 2025 convertible senior notes in privately-negotiated transactions for aggregate cash consideration of approximately $304.9 million. In connection with the issuance of the 2029 convertible senior notes, we also entered into privately negotiated capped call transactions with certain financial institutions. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations in Portugal, and the effect of the length and severity of the continued macroeconomic challenges, the Russia-Ukraine conflict, and the conflicts in the Middle East, on these or other factors. We currently plan to use cash to settle amounts due under our convertible senior notes that mature on June 1, 2025. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our recent acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the Russia-Ukraine conflict and the conflicts in the Middle East. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$143,168	$128,838
Net cash used in investing activities	(266,550)	(259,562)
Net cash provided by financing activities	342,725	94,579
Net increase (decrease) in cash, cash equivalents and restricted cash	$219,343	$(36,145)
Cash Flows from Operating Activities
Cash provided by operating activities is primarily influenced by our personnel-related expenditures, data center and telecommunications carrier costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of customer payments. If we continue to improve our financial results, we expect net cash provided by operating activities to increase. Our largest source of operating cash inflows is cash collections from our customers for subscription and related usage services. Payments from customers for these services are typically received monthly.
Net cash provided by operating activities was $143.2 million during the year ended December 31, 2024. Net cash provided by operating activities resulted from our net loss of $12.8 million, adjustments to reconcile net loss to net cash provided by operating activities of $283.1 million, primarily consisting of $166.3 million of stock-based compensation, $71.5 million of amortization of deferred contract acquisition costs, $52.9 million of depreciation and amortization, $15.4 million of reduction in carrying amount of right-of-use assets, $5.5 million of amortization of issuance costs on our convertible senior notes, a $2.2 million impairment charge as a result of our commitment to close two operating lease facilities and to abandon the associated leasehold improvements and property and equipment, a $1.3 million impairment charge of an equity investment, $(20.8) million of accretion of discount on marketable investments, and a $(6.6) million gain on early extinguishment of debt, partially offset by use of cash for operating assets and liabilities of $(127.1) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $(266.6) million in 2024 was comprised of $1,289.4 million related to purchases of marketable investments, $167.2 million, net of cash acquired in connection with the acquisition of Acqueon, $42.4 million in capital expenditures and $22.2 million in capitalized software development costs, offset in part by $1,254.5 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $342.7 million in 2024 was related to net cash proceeds of $728.8 million from the issuance of the 2029 convertible senior notes, net of initial purchasers' discounts and commissions and debt issuance costs, $14.8 million from the sale of common stock under our employee stock purchase plan, $0.5 million cash received from the partial termination of capped calls associated with the 2025 convertible senior notes, and $0.5 million of cash proceeds from the exercise of stock options, offset in part by $304.5 million from the repurchase of a portion of the 2025 convertible senior notes, $93.4 million from the payment for capped call transactions associated with the 2029 convertible senior notes, and $4.0 million of payments related to finance leases.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. As of December 31, 2024, the aggregate principal amount outstanding of our 2025 convertible senior notes was $434.4 million. We currently plan to use cash to settle amounts due under our convertible senior notes that mature on June 1, 2025, which will decrease our cash and cash equivalents, could preclude us from making other investments in our business and operations, and could necessitate or accelerate additional fundraising by us.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of December 31, 2024, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $53.3 million as of December 31, 2024, with $12.9 million payable within 12 months, $19.1 million payable within one to three years, $13.7 million payable within three to five years, and $7.6 million payable after five years. We also had outstanding finance lease obligations of $20.8 million as of December 31, 2024, with $8.6 million payable within 12 months and $12.2 million payable within one to three years. We entered into three-year equipment finance lease agreements and recognized $18.6 million right of use assets during the year ended December 31, 2024, which were reported within "Finance lease right-of-use assets" and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $5.9 million within "Finance lease liabilities" and long-term lease liabilities of $12.7 million within "Finance lease liabilities - less current portion" for the year ended December 31, 2024. See Note 13 to the consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of December 31, 2024, we had outstanding cloud services and software and maintenance agreement commitments totaling $38.1 million, of which $20.0 million is expected to be purchased within one year, and $18.1 million is expected to be purchased within one to three years. During the year ended December 31, 2024, we entered into equipment finance lease arrangements that resulted in a $8.8 million additional reduction of our outstanding cloud services commitment. See Note 10 for more information.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of December 31, 2024, we had outstanding hosting and telecommunication usage services obligations of $14.6 million, with $6.7 million payable within 12 months, $6.6 million payable within one to three years, and $1.3 million payable within three to five years.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. We have received indemnification demands, and will likely continue to receive demands, from customers regarding our intellectual property indemnification obligations under these contracts. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
 Contingencies — Legal and Regulatory
We are subject to certain legal and regulatory proceedings, and from time-to-time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. We are currently party to the following action:
On December 4, 2024, a purported holder of our securities filed a putative class action complaint against us, our Chief Executive Officer, and our Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding us and our business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. We intend to vigorously defend ourself in this lawsuit.
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
Our revenue consists of subscription services and related usage as well as professional services. We charge our customers subscription fees, usually billed on a monthly basis, for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for our AI solutions. Licenses are defined as the maximum number of named agents allowed to concurrently access the Intelligent CX Platform. Customers typically have more named agents than licenses. Multiple named agents may use a license, though not simultaneously. The majority of our customers purchase both subscriptions and related telephony usage. A growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We do not sell telephony usage on a stand-alone basis to any customer. The related usage fees are based on the volume of minutes used for inbound and outbound customer interactions. Revenue generated from telephony usage is presented in revenue and cost of sales on a gross basis, as we are the party that controls the service and are responsible for fulfilling the promise to provide the call service by diverting the calls to selected carriers. We also offer bundled plans, generally for smaller deployments, whereby the customer is charged a single monthly fixed fee per license that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from Intelligent CX implementations, including application configuration, system integration, optimization, education and training services. Customers are not permitted to take possession of our software.
We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Our customers, therefore, are able to adjust the number of licenses used to meet their changing contact center volume needs. Our larger customers typically choose annual contracts, which generally include an implementation and ramp period of several months. Subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance for our solution and upgrades and enhancements to our Intelligent CX Platform on a when-and-if-available basis, which are not billed separately.
Professional services are primarily billed on a fixed-fee basis and are typically performed by us directly. However, our customers can choose to perform these services themselves, use one of our certified professional service providers, or engage their own third-party service providers to perform such services. Revenue for professional services is recognized over time as services are performed, based on the proportion of labor hours expended compared to the total hours expected to complete the related performance obligation.
The estimation of variable consideration for each performance obligation requires us to make subjective judgments. In the early stages of our larger contracts, in order to allocate the overall transaction fee on a relative stand-alone selling price basis to our multiple performance obligations, we estimate variable consideration to be included in the transaction fee to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When services are included in the contract with the customer and are not sold at their stand-alone selling price, we are required to estimate the number of licenses the customer will use, especially during the initial ramp period of the contract, during which we bill under an ‘actual usage’ model for subscription-related services. We expect estimated variable consideration to continue to not have a material impact on the allocation of transaction fees to multiple performance obligations.

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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $1,006.0 million as of December 31, 2024. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of December 31, 2024, the aggregate principal amount outstanding of our convertible senior notes was $1,181.9 million. The fair values of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our convertible senior notes bear fixed interest rates and, therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2020 related to the issuance of our 2025 convertible senior notes and entered in March 2024 related to the issuance of our 2029 convertible senior notes.

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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $10.6 million on our operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matters
The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Sufficiency of audit evidence over revenues from subscription services and related usage
As discussed in Note 1 to the consolidated financial statements, the Company charges customers subscription fees, usually billed on a monthly basis, for access to the Company’s Intelligent CX Platform. For the year ended December 31, 2024, the Company recorded $1,041.9 million of revenue. The subscription fees are primarily based on the number of licenses, as on a consumption or capacity basis for the Company’s Artificial Intelligence solutions. Licenses are defined as the maximum number to named agents allowed to concurrently access the Intelligent CX Platform. The majority of the Company’s customers purchase both subscriptions and related telephony usage. The related usage fees are based on the volume of minutes used for inbound and outbound customer interactions. There are high volumes of subscription and related usage transactions processed across multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over revenue from subscription services and related usage as a critical audit matter. Revenues from subscription services and related usage involved a high volume of automated transactions dependent on the Company’s IT systems. Therefore, our audit procedures required the involvement of IT professionals and auditor judgment was required to determine the nature and extent of audit evidence obtained and evaluate the results of the procedures.
The following are the primary procedures we performed to address this critical audit matter. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain internal controls related to the Company’s revenue process. This included controls related to the capture and flow of subscription and related usage transactional information through the Company’s IT systems. We placed test calls and observed that call attributes such as duration and type of service were captured in the relevant IT systems. We assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recognized. Such assessment also evaluated the relevance and reliability of reconciling items to underlying documentation, including the changes in accounts receivable and deferred revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
Accounting for the repurchase of 2025 convertible senior notes

As discussed in Note 6 to the consolidated financial statements, on March 1, 2024, the Company used part of the net proceeds from the issuance of the 2029 convertible senior notes to repurchase approximately $313.1 million aggregate principal amount of the outstanding 2025 convertible senior notes (the Repurchase Transaction). The Repurchase Transaction was accounted for as a debt extinguishment. As a result, the Company recorded an extinguishment gain of approximately $6.6 million in Other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.
We identified the evaluation of the accounting for the Repurchase Transaction as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the appropriate accounting guidance for the Repurchase Transaction, specifically the technical assessment of the accounting for the debt extinguishment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s debt process, including a control related to the Company’s evaluation of the appropriate accounting guidance and technical accounting assessment. We evaluated the technical accounting assessment of the debt extinguishment by (1) obtaining and inspecting the underlying agreements, (2) evaluating the settlement price of the 2025 convertible senior notes on the date of the Repurchase Transaction by comparing the settlement price to the conversion price of the 2025 convertible senior notes, the conversion price to the trading price of the 2025 convertible senior notes, and the conversion price to the Company’s stock price, and (3) assessing whether there were any changes to conversion privileges.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Santa Clara, California
February 20, 2025

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$362,546	$143,201
Marketable investments	643,410	587,096
Accounts receivable, net	115,172	97,424
Prepaid expenses and other current assets	50,840	34,622
Deferred contract acquisition costs, net	76,600	61,711
Total current assets	1,248,568	924,054
Property and equipment, net	144,888	108,572
Operating lease right-of-use assets	38,880	38,873
Finance lease right-of-use assets	19,269	4,564
Intangible assets, net	65,632	38,323
Goodwill	365,436	227,412
Other assets	13,384	16,199
Deferred contract acquisition costs, net — less current portion	155,157	136,571
Total assets	$2,051,214	$1,494,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,282	$24,399
Accrued and other current liabilities	83,720	62,131
Operating lease liabilities	11,258	10,731
Finance lease liabilities	7,768	1,767
Deferred revenue	79,173	68,187
Convertible senior notes	433,490	—
Total current liabilities	641,691	167,215
Convertible senior notes - less current portion	731,855	742,125
Operating lease liabilities — less current portion	37,071	36,378
Finance lease liabilities — less current portion	11,688	2,877
Other long-term liabilities	6,717	7,888
Total liabilities	1,429,022	956,483
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 75,808 shares and 73,317 shares issued and outstanding as of December 31, 2024 and 2023, respectively	76	73
Additional paid-in capital	1,039,125	942,280
Accumulated other comprehensive income	636	582
Accumulated deficit	(417,645)	(404,850)
Total stockholders’ equity	622,192	538,085
Total liabilities and stockholders’ equity	$2,051,214	$1,494,568
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,041,938	$910,488	$778,846
Cost of revenue	477,540	432,690	367,501
Gross profit	564,398	477,798	411,345
Operating expenses:
Research and development	166,197	156,582	141,794
Sales and marketing	311,954	296,713	261,990
General and administrative	137,550	123,079	95,143
Total operating expenses	615,701	576,374	498,927
Loss from operations	(51,303)	(98,576)	(87,582)
Other income (expense), net:
Interest expense	(14,812)	(7,646)	(7,493)
Gain on early extinguishment of debt	6,615	—	—
Interest income and other	46,745	26,799	4,813
Total other income (expense), net	38,548	19,153	(2,680)
Loss before income taxes	(12,755)	(79,423)	(90,262)
Provision for income taxes	40	2,341	4,388
Net loss	$(12,795)	$(81,764)	$(94,650)
Net loss per share:
Basic and diluted	$(0.17)	$(1.13)	$(1.35)
Shares used in computing net loss per share:
Basic and diluted	74,503	72,048	69,920
Comprehensive Loss:
Net loss	$(12,795)	$(81,764)	$(94,650)
Other comprehensive income (loss)	54	3,270	(2,401)
Comprehensive loss	$(12,741)	$(78,494)	$(97,051)
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	68,488	68	439,787	(287)	(228,436)	211,132
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	574	1	(281)	—	—	(280)
Partial unwind of capped calls and retirement of common stock related to the 2023 convertible senior notes	(119)	—	10	—	—	10
Issuance of common stock upon exercise of stock options	531	1	8,521	—	—	8,522
Issuance of common stock upon vesting of restricted stock units	1,383	1	—	—	—	1
Issuance of common stock under ESPP	190	—	13,413	—	—	13,413
Stock-based compensation	—	—	174,218	—	—	174,218
Other comprehensive loss	—	—	—	(2,401)	—	(2,401)
Net loss	—	—	—	—	(94,650)	(94,650)
Balance as of December 31, 2022	71,047	71	635,668	(2,688)	(323,086)	309,965
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	491	—	9,127	—	—	9,127
Issuance of common stock upon vesting of restricted stock units	1,844	2	(2)	—	—	—
Shares held for tax withholdings	(40)	—	(3,270)	—	—	(3,270)
Issuance of common stock under ESPP	344	—	15,927	—	—	15,927
Stock-based compensation	—	—	210,377	—	—	210,377
Other comprehensive income	—	—	—	3,270	—	3,270
Net loss	—	—	—	—	(81,764)	(81,764)
Balance as of December 31, 2023	73,317	73	942,280	582	(404,850)	538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	26	—	481	—	—	481
Issuance of common stock upon vesting of restricted stock units	2,093	2	(2)	—	—	—
Issuance of common stock under ESPP	372	1	14,797	—	—	14,798
Stock-based compensation	—	—	174,468	—	—	174,468
Other comprehensive income	—	—	—	54	—	54
Net loss	—	—	—	—	(12,795)	(12,795)
Balance as of December 31, 2024	75,808	$76	$1,039,125	$636	$(417,645)	$622,192

See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(12,795)	$(81,764)	$(94,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,905	48,515	44,671
Reduction in the carrying amount of right-of-use assets	15,358	12,642	10,377
Amortization of deferred contract acquisition costs	71,483	55,384	41,034
Accretion of discount on marketable investments	(20,818)	(11,351)	(90)
Provision for credit losses	1,150	989	1,105
Stock-based compensation	166,315	206,292	172,507
Amortization of discount and issuance costs on convertible senior notes	5,478	3,749	3,743
Gain on early extinguishment of debt	(6,615)	—	—
Impairment charge of an equity investment	1,250	—	—
Impairment charge related to closure of operating lease facilities	2,202	—	—
Interest on finance lease obligations	264	150	—
Deferred taxes - excluding tax benefit from acquisition	647	53	3,088
Deferred taxes - tax benefit from acquisition	(5,482)	—	—
Change in fair value of contingent consideration	—	—	260
Payment of contingent consideration liability in excess of acquisition-date fair value	—	—	(5,900)
Other	(1,051)	657	188
Changes in operating assets and liabilities:
Accounts receivable	(14,645)	(9,844)	(4,899)
Prepaid expenses and other current assets	(12,148)	(3,532)	661
Deferred contract acquisition costs	(104,957)	(91,544)	(85,197)
Other assets	3,115	(3,988)	(319)
Accounts payable	1,057	2,932	845
Accrued and other current liabilities	2,839	(9,274)	(7,878)
Deferred revenue	(425)	4,958	13,176
Other long-term liabilities (including non-current portions of operating and finance lease liabilities)	(1,959)	3,814	(3,857)
Net cash provided by operating activities	143,168	128,838	88,865
Cash flows from investing activities:
Purchases of marketable investments	(1,289,357)	(795,002)	(435,768)
Proceeds from sales of marketable investments	122,138	1,211	600
Proceeds from maturities of marketable investments	1,132,332	655,588	524,568
Purchases of property and equipment	(42,388)	(31,234)	(52,272)
Capitalization of internal-use software development costs	(22,223)	(9,537)	(3,899)
Payments of initial direct costs	—	—	(266)
Cash paid for an equity investment in a privately-held company	—	—	(2,000)
Cash paid to acquire Acqueon Inc.	(167,151)	—	—
Cash settlement to acquire Aceyus, Inc.	99	(80,588)	—
Net cash (used in) provided by investing activities	(266,550)	(259,562)	30,963
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes	731,055	—	—
Payment of debt issuance costs	(2,212)	—	—
Payments for capped call transactions associated with the 2029 convertible senior notes	(93,438)	—	—
Repurchase of a portion of 2025 convertible senior notes	(304,485)	—	—
Repurchase of a portion of 2023 convertible senior notes	—	—	(34,067)
Repayment of outstanding 2023 convertible senior notes at maturity	—	(169)	—
Cash received from the settlement at maturity of the outstanding capped calls associated with the 2023 convertible senior notes	—	74,453	—
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	539	—	—
Proceeds from exercise of common stock options	481	9,127	8,522
Proceeds from sale of common stock under ESPP	14,797	15,927	13,413
Payment of employee taxes related to vested RSUs	—	(3,270)	—
Payment of contingent consideration liability up to acquisition-date fair value	—	—	(18,100)
Payment of holdbacks related to acquisitions	—	(500)	—
Payments of finance leases	(4,012)	(989)	—
Net cash provided by (used in) financing activities	342,725	94,579	(30,232)
Net increase (decrease) in cash, cash equivalents and restricted cash	219,343	(36,145)	89,596
Cash, cash equivalents and restricted cash:
Beginning of year	144,842	180,987	91,391
End of year	$364,185	$144,842	$180,987
Supplemental disclosures of cash flow data:
Cash paid for interest	$6,593	$3,897	$3,744
Cash paid for income taxes	3,751	1,589	1,033
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	11,890	11,243	12,332
Capitalization of leasehold improvement through non-cash lease incentive	37	—	109
Acquisition and related transaction costs accrued at period-end	594	—	—
Stock-based compensation included in capitalized software development costs	8,153	4,085	1,711
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$143,201	$180,520	$90,878
Restricted cash in other assets	1,641	467	513
Total cash, cash equivalents and restricted cash	$144,842	$180,987	$91,391
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$362,546	$143,201	$180,520
Restricted cash in other assets	1,639	1,641	467
Total cash, cash equivalents and restricted cash	$364,185	$144,842	$180,987
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud software for contact centers. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. The Company has offices in Europe, Asia and Australia, which primarily provide research, development, sales, marketing, and customer support services.
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

Marketable Investments
The Company’s marketable investments consist of U.S. treasury securities, U.S. agency securities and government sponsored securities, certificates of deposit, corporate bonds, and commercial paper. The Company’s marketable investments are classified as available-for-sale and carried at fair value. The intent is that all marketable investments are available for use in the Company’s current operations, including marketable investments with maturity dates greater than one year from December 31, 2024. The Company monitors its available-for-sale debt securities for potential impairment on a quarterly basis. If the Company intends to sell a debt security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in interest income and other in the consolidated statements of operations. In other cases, the Company further assesses whether the decline in fair value below cost is due to credit or non-credit related factors. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in interest income and other in the consolidated statements of operations and comprehensive loss. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income.
Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at three large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $360.2 million and $141.1 million as of December 31, 2024 and 2023, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2024, there was no customer that represented more than 10% of accounts receivable. As of December 31, 2023, there was one customer which represented 11% of accounts receivable. For the years ended December 31, 2024, 2023 and 2022, no single customer represented more than 10% of revenue.
Provision for Credit Losses
The Company uses an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its provision for credit losses on its trade accounts receivables, unbilled accounts receivables and contract assets.
The following table presents the changes in the provision for credit losses (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$264	$262
Add: bad debt expense	1,150	989
Less: write-offs, net of recoveries	(1,073)	(987)
Balance, end of period	$341	$264
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
The Company capitalizes certain qualifying costs incurred during the development stage of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development as incurred. Preliminary project activities include conceptual formulation, evaluation and final selection of alternatives, planning, proof of concept and requirement analysis of the selected alternative. The post-

implementation stage begins when the internal-use software is ready for its intended use, and includes all internal and external training and application maintenance activities. Capitalized internal-use software development costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is three years. The related amortization expense is recognized in cost of revenue in the consolidated statements of operations and comprehensive loss.
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
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets or asset groups are expected to generate. If such evaluation indicates that the carrying amount of the assets or asset groups is not recoverable, the carrying amount of such assets or asset groups is reduced to fair value. During 2024, the Company recognized impairment losses recorded in general and administrative expenses of $1.9 million as a result of its commitment to close two operating lease facilities and $0.3 million related to the associated leasehold improvements and property and equipment.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The Company’s estimates are inherently uncertain and subject to change. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive loss.
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
The Company’s revenue consists of subscription services and related usage as well as professional services. The Company charges customers monthly subscription fees for access to its Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for its AI solutions. Licenses are defined as the maximum number of named agents allowed to concurrently access the Intelligent CX Platform. Customers typically have more named agents than licenses. Multiple named agents may use a license, though not simultaneously. The majority of the Company’s customers purchase both subscriptions and related telephony usage. A growing number of the Company’s customers subscribe to its platform but purchase telephony usage directly from a wholesale telecommunications service provider. The Company does not sell telephony usage on a stand-alone basis to any customer. The related usage fees are generally based on the volume of minutes used for inbound and outbound client interactions. Revenue generated from telephony usage is presented in revenue and cost of sales on a gross basis, as the Company is the party that controls the service and is responsible for fulfilling the promise to provide the call service by diverting the calls to selected carriers. The Company also offers bundled plans, generally for smaller deployments, whereby the customer is charged a single monthly fixed fee per agent seat that includes both subscription and unlimited usage in the contiguous 48 states and, in some cases, Canada. Professional services revenue is derived primarily from Intelligent CX implementations, including application configuration, system integration, optimization, education and training services. Customers are not permitted to take possession of the Company’s software.
The Company offers monthly, annual and multiple-year contracts to its customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. The Company’s customers, therefore, are able to adjust the number of licenses used to meet their changing contact center needs. The Company’s larger customers typically choose annual contracts, which generally include an implementation and ramp period of several months. Subscription fees, including bundled plans, are generally billed monthly in advance, while related usage fees are billed in arrears. Support activities include technical assistance for the Company’s solution and upgrades and enhancements to the Intelligent CX Platform on a when-and-if-available basis, which are not billed separately.
The Company generally requires advance deposits from its customers based on estimated usage when such usage is not billed as part of a bundled plan. Any unused portion of the deposit is refundable to the customer upon termination of the arrangement, provided all amounts due have been paid. All fees, except usage deposits, are non-refundable.
Professional services are primarily billed on a fixed-fee basis and are performed by us directly. However, our customers can choose to perform these services themselves, use one of the Company’s certified professional service providers, or engage their own third-party service providers. Revenue for professional services is recognized over time, as services are performed.
The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments resulting in estimated variable consideration that is included in the transaction fee. This is done to the extent that it is probable, in the Company’s judgment, that a significant reversal in the amount of cumulative revenue recognized under the contract will not occur. The Company estimates the variable consideration in order to allocate the overall transaction fee on a relative stand-alone selling price basis to its multiple performance obligations. When services are included in the contract with the customer and are not sold at their stand-alone selling price, the Company is required to estimate the number of agents the customer will use, especially during the initial ramp period of the contract, during which the Company bills under an ‘actual usage’ model for subscription-related services. To date, variable consideration has not had a material impact on the allocation of transaction fees to multiple performance obligations.

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
Deferred Revenue
Deferred revenue consists of billings or payments received from customers for subscription services, usage and professional services in advance of revenue recognition and is recognized in accordance with the Company’s revenue recognition policy discussed above. The Company generally invoices its customers monthly in advance for subscription services. Accordingly, the deferred revenue balance does not represent the total contract value of sales arrangements.
Cost of Revenue
Cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that the Company pays to telecommunications providers for usage, USF contributions and other regulatory costs, depreciation and related expenses of servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, cost of third party software that the Company resells, allocated office and facility costs, amortization of acquired technology and amortization of internal-use software costs. Personnel costs include those associated with support of the Company’s solution, customers and data center operations, as well as with providing professional services. Data center costs include costs for servers and equipment to build out and setup, as well as co-location fees for the right to place the Company’s servers in data centers owned by third parties.
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
Advertising Costs
The Company primarily advertises its services through the internet and in conjunction with partners. Advertising costs are expensed as incurred and were $25.4 million, $31.3 million and $28.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees the Company pays to third parties. The Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. Commission expense was $77.0 million, $61.5 million and $47.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2024 and 2023, the Company recorded a full valuation allowance against the U.S. net deferred tax assets because of its history of operating losses in the United States. As of December 31, 2024, the Company recognized a net deferred tax asset balance of $3.5 million related to its operations in Australia, Germany, India, Portugal and the U.K. As of December 31, 2023, the Company recognized a net deferred tax asset balance of $3.8 million related to its operations in Australia and Portugal, and placed a valuation allowance against its U.K. net deferred tax asset balance. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Comprehensive loss
Comprehensive loss consists of net loss, and unrealized gains or losses on available-for-sale marketable investments. The Company presents comprehensive loss as part of the consolidated statements of operations and comprehensive loss. The changes in the accumulated balances of the components of other comprehensive loss were not material for the periods presented.
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
Indemnification
The Company, in the ordinary course of business, enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2024 and 2023.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This ASU is effective for the Company’s fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company’s adoption of ASU 2023-07 did not have a material impact on its financial position and results of operations but did result in incremental disclosures. See Note 11 for further information on the impact of this adoption.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU is intended to improve the decision-usefulness of expense information on public companies’ income statements through disaggregation of relevant expense captions in the notes to the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted for entities that have implemented ASU 2020-06, with the option to apply the guidance prospectively or retrospectively. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, net	$115,172	$97,424

Deferred contract acquisition costs, net:
Current	$76,600	$61,711
Non-current	155,157	136,571
Total deferred contract acquisition costs, net	$231,757	$198,282

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$7,206	$4,106
Contract liabilities (deferred revenue)	(79,173)	(68,187)
Noncurrent contract liabilities (deferred revenue) (included in other long term liabilities)	(865)	(1,350)
Net contract liabilities	$(72,832)	$(65,431)

The Company receives payments from customers based upon billing cycles. Invoice payment terms are usually 30 days or less. Accounts receivable are recorded when the right to consideration becomes unconditional.
Deferred contract acquisition costs are recorded when incurred and are amortized over an estimated customer benefit period of five years.
The Company’s contract assets consist of unbilled amounts typically resulting from professional services where revenue is recognized in excess of total amounts billed to the customer. The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized.

In the year ended December 31, 2024, the Company recognized revenue of $55.8 million related to its contract liabilities at December 31, 2023.
Remaining Performance Obligations
As of December 31, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,118.8 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.

3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from December 31, 2024. The Company’s marketable investments as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$802	$—	$—	$802
U.S. treasury securities	442,353	442	(223)	442,572
U.S. agency and government-sponsored securities	146,762	16	(18)	146,760
Commercial paper	9,600	8	—	9,608
Corporate bonds	43,550	124	(6)	43,668
Total	$643,067	$590	$(247)	$643,410

	December 31, 2023
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,463	$—	$—	$1,463
U.S. treasury securities	315,608	191	(362)	315,437
U.S. agency and government-sponsored securities	239,358	78	(177)	239,259
Commercial paper	17,382	9	—	17,391
Municipal bonds	927	1	—	928
Corporate bonds	12,630	4	(16)	12,618
Total	$587,368	$283	$(555)	$587,096

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Less than 12 months		Less than 12 months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(223)	$104,716	$(362)	$79,644
U.S. agency and government-sponsored securities	(18)	76,484	(177)	165,493
Corporate bonds	(6)	4,219	(16)	7,550
Total	$(247)	$185,419	$(555)	$252,687
Although the Company had certain available-for-sale debt securities in an unrealized loss position as of December 31, 2024, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of December 31, 2024 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$439,465	$439,899
Due after one year through two years	203,602	203,511
Total	$643,067	$643,410
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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$114,370	$—	$—	$114,370
Certificates of deposit	—	496	—	496
U.S. treasury securities	42,946	—	—	42,946
U.S. agency and government-sponsored securities	—	41,832	—	41,832
Commercial paper	—	—	—	—
Total cash equivalents	$157,316	$42,328	$—	$199,644
Marketable investments
Certificates of deposit	$—	$802	$—	$802
U.S. treasury securities	442,572	—	—	442,572
U.S. agency and government-sponsored securities	—	146,760	—	146,760
Commercial paper	—	9,608	—	9,608
Corporate bonds	—	43,668	—	43,668
Total marketable investments	$442,572	$200,838	$—	$643,410

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$66,661	$—	$—	$66,661
Certificates of deposit	—	493	—	493
U.S. treasury securities	4,983	—	—	4,983
Commercial paper	—	1,498	—	1,498
Total cash equivalents	$71,644	$1,991	$—	$73,635
Marketable investments
Certificates of deposit	$—	$1,463	$—	$1,463
U.S. treasury securities	315,437	—	—	315,437
U.S. agency and government-sponsored securities	—	239,259	—	239,259
Commercial paper	—	17,391	—	17,391
Municipal bonds	—	928	—	928
Corporate bonds	—	12,618	—	12,618
Total marketable investments	$315,437	$271,659	$—	$587,096

In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). As of December 31, 2024 and December 31, 2023, the estimated fair value of the outstanding 2025 convertible senior notes was $423.2 million and $718.3 million, respectively. As of December 31, 2024, the estimated fair value of the outstanding 2029 convertible senior notes was $674.8 million. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2024	2023
Cash	$162,902	$69,566
Money market funds	114,370	66,661
Certificates of deposit	496	493
U.S. treasury securities	42,946	4,983
U.S. agency and government-sponsored securities	41,832	—
Commercial paper	—	1,498
Total cash and cash equivalents	$362,546	$143,201
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2024	2023
Trade accounts receivable	$99,551	$86,912
Unbilled trade accounts receivable, net of advance customer deposits	15,962	10,776
Provision for credit losses	(341)	(264)
Accounts receivable, net	$115,172	$97,424
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$27,988	$22,023
Other current assets	15,646	8,493
Contract assets	7,206	4,106
Prepaid expenses and other current assets	$50,840	$34,622

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer and network equipment	$173,671	$155,997
Computer software	66,455	59,452
Internal-use software development costs	49,340	19,734
Furniture and fixtures	5,127	4,666
Leasehold improvements	6,736	6,425
Property and equipment	301,329	246,274
Accumulated depreciation and amortization	(156,441)	(137,702)
Property and equipment, net	$144,888	$108,572
Depreciation and amortization expense associated with property and equipment was $40.3 million, $36.5 million and $33.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Other assets consisted of the following (in thousands):

	December 31,
	2024	2023
Other assets	$8,984	$10,433
Equity investment in a privately-held company	750	2,000
Deferred tax assets	3,650	3,766
Other assets	$13,384	$16,199
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued expenses	$30,822	$18,282
Accrued compensation and benefits	44,002	35,927
Accrued federal fees	4,913	4,166
Sales tax liabilities	3,983	3,756
Accrued and other current liabilities	$83,720	$62,131
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred revenue	$865	$1,350
Deferred tax liabilities	186	—
Sales tax liabilities	244	926
Other long-term liabilities	5,422	5,612
Other long-term liabilities	$6,717	$7,888

5. Goodwill and Intangible Assets
In 2024, goodwill of $138.2 million and intangible assets of $39.9 million were recorded as a result of the Company's acquisition of Acqueon, Inc. (“Acqueon”). In 2023, goodwill of $62.0 million and intangible assets of $22.1 million were recorded as a result of the Company’s acquisition of Aceyus, Inc. (“Aceyus”). See Note 14 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the years ended December 31, 2024 and 2023 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, January 1, 2023	$165,420	$28,192
Addition (Aceyus)	61,992	22,150
Amortization	—	(12,019)
End of the period, December 31, 2023	227,412	38,323
Addition (Acqueon)	138,181	39,900
Measurement period adjustment (Acqueon)	(14)	—
Measurement period adjustment (Aceyus)	(143)	—
Amortization	—	(12,591)
End of the period, December 31, 2024	$365,436	$65,632
During the fourth quarter of 2024, the Company completed its annual goodwill impairment test. Based on the Company’s assessment, it concluded that it is more likely than not that the fair values were more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required. Subsequent to the 2024 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2024 and 2023, there was no impairment to the carrying value of the Company’s goodwill.
The components of intangible assets were as follows (in thousands):

	December 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$105,714	$(51,230)	$54,484	6.0	$75,314	$(40,327)	$34,987	5.2
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(2,681)	10,169	4.4	4,150	(1,252)	2,898	4.1
Trademarks	1,300	(321)	979	2.4	1,000	(562)	438	2.6
Total	$120,334	$(54,702)	$65,632	5.7	$80,934	$(42,611)	$38,323	5.1
Amortization expense related to intangible assets was $12.6 million, $12.0 million and $11.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2025	$14,467
2026	13,008
2027	8,612
2028	8,246
2029	7,328
Thereafter	13,971
Total	$65,632
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there were no indicators of impairment of its intangible assets as of December 31, 2024 and 2023.

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
The Repurchase Transaction was accounted for as a debt extinguishment. The difference between the consideration used to extinguish the 2025 convertible senior notes and the carrying value of the 2025 convertible senior notes (including unamortized debt discount and issuance costs) resulted in an extinguishment gain of approximately $6.6 million recorded in Other income (expense), net on the Company’s consolidated statements of operations and comprehensive loss.
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
The closing market price of the Company's common stock of $40.64 per share on December 31, 2024, the last trading day during the three months ended December 31, 2024, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, December 31, 2024, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended December 31, 2024, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending March 31, 2025.
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
The net carrying amount of the 2029 convertible senior notes as of December 31, 2024 was as follows (in thousands):

December 31, 2024
Principal	$747,500
Unamortized issuance costs	(15,645)
Net carrying amount	$731,855
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

Year Ended
December 31, 2024
Contractual interest expense	$6,229
Amortization of issuance costs	3,013
Total interest expense	$9,242
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
In March 2024, the Company used part of the net proceeds from the issuance of the 2029 convertible senior notes to repurchase $313.1 million aggregate principal amount of the 2025 convertible senior notes in privately-negotiated transactions. As of December 31, 2024, after giving effect to the Repurchase Transaction, approximately $434.4 million aggregate principal amount of 2025 convertible senior notes remained outstanding.
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
The closing market price of the Company's common stock of $40.64 per share as of December 31, 2024, the last trading day during the three months ended December 31, 2024, was below $174.64 per share, which represents 130% of the initial conversion price of $134.34 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, December 31, 2024, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended December 31, 2024, the conditions allowing holders of the 2025 convertible senior notes to convert were not met. The 2025 convertible senior notes are therefore not convertible during the three months ending March 31, 2025 under this conditional conversion feature. However, on or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 convertible senior notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
The 2025 convertible senior notes became redeemable at the Company’s option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended December 31, 2024, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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
The net carrying amount of the 2025 convertible senior notes as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31, 2024	December 31, 2023
Principal	$747,500	$747,500
Unamortized issuance costs	(915)	(5,375)
Principal repaid	(313,095)	—
Net carrying amount	$433,490	$742,125

Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Contractual interest expense	$2,433	$3,737	$3,737
Amortization of issuance costs	2,465	3,749	3,711
Total interest expense	$4,898	$7,486	$7,448

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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2024 and 2023, the Company had 75,807,505 and 73,316,968 shares of common stock issued and outstanding, respectively.
During 2023, the Company issued 1,445 shares of common stock in connection with 2023 convertible senior note settlements. During 2023, the Company also received 370,877 shares from the partial unwind and settlement of capped calls resulting from the settlement of its 2023 convertible senior notes. The receipt of the 370,877 shares reduced the number of shares of common stock outstanding.
Holders of the Company’s common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2024, were as follows (in thousands):

Common Stock Reserved
Stock options outstanding	860
RSUs (including PRSUs) outstanding	5,829
Shares available for future grant under 2014 Plan	15,506
Shares available for future issuance under ESPP	4,298
Total shares of common stock reserved	26,493
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
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. No further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. Additionally, any forfeited or expired shares that would have otherwise returned to the 2004 Plan, instead return to the 2014 Plan. The 2014 Plan allows the Company to grant stock options, RSUs, restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs (including PRSUs) under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company’s stock options expire 10 years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years. Vested options generally expire three months after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
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

Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2024 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2023	918	$55.96
Options granted	0	0.00
Options exercised	(26)	18.93
Options forfeited or expired	(32)	100.86
Outstanding as of December 31, 2024	860	55.34	3.7	$10,348
Vested and expected to vest as of December 31, 2024	860	55.34	3.7	10,348
Exercisable as of December 31, 2024	837	53.35	3.6	10,348

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the
stock options and the fair market value of the Company’s common stock of $40.64 per share as of December     31, 2024 for all in-the-money stock options outstanding.

Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value per share of options granted	$—	$—	$50.44
Intrinsic value of options exercised (1)	901	26,943	45,698
Total fair value of options vested during the period	3,249	5,602	11,421
Cash received from options exercised	481	9,127	8,522

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units (including PRSUs)
A summary of RSU activity (including PRSUs) during the year ended December 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	4,076	$83.25
RSUs granted(1)	4,433	46.32
RSUs vested and released	(2,093)	79.87
RSUs forfeited or cancelled	(587)	71.10
Outstanding as of December 31, 2024	5,829	57.27

(1) Includes 159,016 PRSUs granted during 2024.
PRSUs with Market and Service Conditions. In 2022, the Company granted 284,282 PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its new Chief Executive Officer. In 2023, the Company granted 35,921 market-based PRSUs with a grant date fair value of $3.1 million. In 2024, the Company granted an additional 159,016 market-based PRSUs with a grant date fair value of $9.6 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during three one-year performance periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each -year performance period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any performance period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs will vest on a double-trigger basis (i) at the target level for the market-based PRSUs subject to the 2022-2024 performance period, (ii) for the market-based PRSUs subject to the 2023-2025 performance period, and (iii) for the market-based PRSUs subject to the 2024-2026 performance period, (a) at the target level for the uncompleted portions of the performance periods and (b) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
During the first quarter of 2023, the Company certified the performance results for the 2022 measurement period for the market-based PRSUs subject to the 2022-2024 performance period. Under the market-based PRSU agreements, the TSR payout percentage ranges from 0% to 200%, with a 50% payout at the 25th TSR percentile (threshold), 100% payout at the 55th TSR percentile (target), 200% payout at the 90th percentile or greater (maximum) and no payout below the threshold performance level. The Company determined that its actual total shareholder return was -52.64% for 2022, and that its relative total shareholder return ranking was in the 30.2 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 58.7% of target. During the first quarter of 2024, the Company certified the performance results for the 2023 measurement period for the market-based PRSUs subject to the 2022-2024 performance period. The Company determined that its actual total shareholder return was 19.95% for 2023, and that its relative total shareholder return ranking was in the 53.8 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 98.0% of target. During the first quarter of 2024, the Company also certified the performance results for the 2023 measurement period for the market-based PRSUs subject to the 2023-2025 performance period. The Company determined that its actual total shareholder return was 19.95% for 2023, and that its relative total shareholder return ranking was in the 50.5 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 92.5% of target. During the first quarter of 2025, the Company certified the performance results for the 2024 measurement period for the market-based PRSUs subject to the 2022-2024 performance period. The Company determined that its actual total shareholder return was (47.25)% for 2024, and that its relative total shareholder return ranking was in the 3.7 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.00% of target. During the first quarter of 2025, the Company certified the performance results for the 2024 measurement period for the market-based PRSUs subject to the 2023-2025 performance period. The Company determined that its actual total shareholder return was (47.25)% for 2024, and that its relative total shareholder return ranking was in the 2.9 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.0% of target. During the first quarter of 2025, the Company also certified the performance results for the 2024 measurement period for the market-based PRSUs subject to the 2024-2026 performance period. The Company determined that its actual total shareholder return was (47.25)% for 2024, and that its relative total shareholder return ranking was in the 1.5 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.0% of target.
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
Following is additional information pertaining to the Company’s RSU activity (including PRSUs) (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value per share of RSUs granted	$46.32	$69.84	$90.51
Total fair value of RSUs vested during the period	167,115	184,443	125,798
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
During 2024 and 2023, 372,046 and 344,309 shares were purchased by employees under the 2014 ESPP at a weighted average price of $39.77 and $46.26 per share, respectively.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$29,825	$38,259	$33,297
Research and development	37,260	50,430	44,367
Sales and marketing	51,214	66,229	59,300
General and administrative	48,016	51,374	35,543
Total stock-based compensation	$166,315	$206,292	$172,507

As of December 31, 2024, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$1,246	$294,832	$10,376	$2,714
Weighted-average amortization period	0.9 years	2.8 years	1.4 years	0.4 years
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
The weighted average assumptions used to value stock options granted during the periods presented were as follows:

Stock Options	Year Ended December 31,
	2024	2023	2022
Expected term (years)	—	—	6.0
Volatility	—	—	46%
Risk-free interest rate	—	—	1.8%
Dividend yield	—	—	—

The weighted average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Year Ended December 31,
	2024	2023	2022
Expected term (years)	2.9	2.8	3.0
Volatility	49.4%	51.1%	53.0%
Risk-free interest rate	4.5%	4.5%	3.5%
Dividend yield	—	—	—

The weighted average assumptions used to value purchase rights under the 2014 ESPP granted during the periods presented were as follows:

ESPP	Granted In
	November 2024	May 2024	November 2023	May 2023	November 2022	May 2022
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	63%	41%	48%	75%	59%	46%
Risk-free interest rate	4.3%	5.1%	4.8%	4.6%	2.1%	0.2%
Dividend yield	—	—	—	—	—	—

8. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes. As the Company had net losses for the years ended December 31, 2024, 2023 and 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(12,795)	$(81,764)	$(94,650)
Weighted-average shares used in computing basic and diluted net loss per share	74,503	72,048	69,920
Basic and diluted net loss per share	$(0.17)	$(1.13)	$(1.35)
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2024	2023	2022
Stock options	860	918	1,481
RSUs (including PRSUs)	5,829	4,076	3,718
Convertible senior notes	11,466	5,566	5,685
Total	18,155	10,560	10,884

The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the years ended December 31, 2024, 2023 and 2022. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the years ended December 31, 2024, 2023 and 2022 because the effect would have been anti-dilutive.

9. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(22,903)	$(80,348)	$(76,280)
International	10,148	925	(13,982)
Loss before income taxes	$(12,755)	$(79,423)	$(90,262)
Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$519	$—	$—
U.S. state	2,728	2,531	576
Foreign	1,628	(243)	724
Total provision for income taxes - Current	4,875	2,288	1,300

Deferred:
U.S. federal	(4,308)	—	—
U.S. state	(1,174)	—	—
Foreign	647	53	3,088
Total (benefit from) provision for income taxes - Deferred	(4,835)	53	3,088
Total provision for income taxes	$40	$2,341	$4,388
The Company recorded current income tax expense during 2024 principally due to U.S. taxable income as a result of IRC Section 174 research and experimental capitalization requirements. The Company offset federal taxable income through the utilization of available net operating loss carryforward attributes. However, the Company was subject to net operating loss utilization limitations in some U.S. federal and state jurisdictions. These considerations were partially offset by the Company's acquisition of Acqueon, which carried a U.S. net deferred tax liability balance and provided the Company with a source of taxable income to release a portion of the consolidated U.S. valuation allowance.

Income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax (loss) income for the periods presented as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal tax at statutory rate	$(2,679)	$(16,676)	$(18,957)
U.S. state income taxes	1,553	2,531	576
Section 162(m)	4,474	6,417	3,851
Global intangible low-taxed income	—	(4,002)	4,127
Effect of waived tax deductions - Base Erosion and Anti-Abuse Tax	(7,751)	7,751	—
Miscellaneous permanent tax adjustments	26	230	78
Research and development credit	(1,383)	(943)	(1,194)
Stock-based compensation	16,981	10,829	1,722
Transaction costs	862	415	—
Tax benefit from acquisition/reorganizations	(4,308)	—	(3,852)
Foreign tax rate differential	525	(383)	6,749
Adjustments related to tax positions taken during prior years	(2,083)	249	—
Change in valuation allowance	(6,177)	(4,077)	11,288
Total provision for income taxes	$40	$2,341	$4,388

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 related to the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and credit carryforwards	$91,826	$115,137
Capitalized R&D costs	78,961	55,167
Accrued liabilities	872	617
Provision for credit losses	671	1,236
Property and equipment	35	—
Amortizable intangibles	—	29
Deferred revenue	3,687	2,440
Accrued compensation	5,797	4,132
Long-term lease liabilities	15,928	11,171
Stock-based compensation	10,224	9,190
Deferred interest expense	349	—
Other	755	—
Gross deferred tax assets	209,105	199,119
Valuation allowance	(123,141)	(134,802)
Net deferred tax assets	85,964	64,317
Deferred tax liabilities:
Property and equipment	(8,647)	(7,037)
Amortizable intangibles	(7,697)	—
Right of use assets	(13,493)	(9,092)
Deferred contract acquisition costs	(52,663)	(44,217)
Other	—	(205)
Gross deferred tax liabilities	(82,500)	(60,551)
Net deferred taxes	$3,464	$3,766
To enhance clarity, the Company has revised certain disclosures in its effective tax rate reconciliation and disclosure of its deferred tax assets and liabilities, and has conformed prior year disclosures to ensure comparability with the current year.
With the exception of Russia, the Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The Company has plans to liquidate its Russian subsidiary. As such, the Company no longer asserts an intention to permanently re-invest those earnings. The undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2024 and 2023 and no U.S. income taxes have been accrued.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit for the year ended December 31, 2024, the Company has provided a valuation allowance against its U.S. net deferred tax assets. The Company has recorded net foreign deferred tax assets associated with its Australia, Germany, India, Portugal and the U.K. operations totaling $3.5 million since management has assessed it is more likely than not that the results of future operations within these jurisdictions will generate sufficient taxable income to realize the deferred tax assets. The foreign deferred tax assets cannot increase its U.S. valuation allowance. The net change in the valuation allowance for the years ended December 31, 2024 and 2023 were decreases of $11.7 million and $0.6 million, respectively. The decrease of the valuation allowance in the current year was primarily attributed to the Company’s acquisition of Acqueon, which provided a source of future U.S. taxable income to support a reduction in the consolidated U.S. valuation allowance.

As of December 31, 2024, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $310.1 million, $254.3 million and $7.3 million, respectively, available to reduce future income subject to income taxes. If not utilized, various amounts of significant state net operating loss carryforwards will begin to expire in 2028, while $310.1 million of federal net operating losses, as well as the foreign net operating losses, do not expire. As of December 31, 2024, the Company also had gross research credit carryforwards for federal and California state tax purposes of $14.1 million and $8.6 million, available to reduce future income subject to income taxes. The federal research credit carryforwards will expire between 2025 and 2044. The California state research credits do not expire. The IRC imposes restrictions on the utilization of net operating losses and credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and credits may be subject to substantial limitation as prescribed under the IRC Sections 382 and 383 and similar state provisions. Events that may cause limitations in the amount of the net operating losses and credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company has changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.
Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized benefit — beginning of period	$11,124	$9,415	$7,643
Gross increases — current year tax positions	2,502	1,413	1,773
Gross increases — prior year tax positions	40	299	—
Gross decreases — prior year tax positions	(91)	(3)	(1)
Settlements with tax authorities	—	—	—
Unrecognized benefit — end of period	$13,575	$11,124	$9,415
As of each of December 31, 2024 and 2023, the Company had unrecognized tax benefits that, if recognized, would impact its effective tax rate by $1.0 million and $0.5 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, which has cumulatively been immaterial to the financial statements. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2024 will significantly change due to settlement of examination or the expiration of statutes of limitation during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.
The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the Company’s recently utilized and net carryover of unused operating losses, all years from 2004 forward remain subject to future examination by the U.S. federal and state tax authorities. The Company’s foreign tax returns are open to audit under the statutes of limitation of the respective foreign countries in which the subsidiaries are located. With the exception of Russia, the Company considers all undistributed earnings of its foreign subsidiaries indefinitely reinvested.
10. Commitments and Contingencies
Commitments
As of December 31, 2024, (i) $434.4 million of aggregate principal of the 2025 convertible senior notes was outstanding and is due on June 1, 2025, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding and is due on March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
The Company had outstanding operating lease and finance lease obligations of $53.3 million and $20.8 million, respectively, as of December 31, 2024. See Note 13 for further details. As of December 31, 2024, the Company also had outstanding cloud services and software and maintenance agreement commitments totaling $38.1 million, of which $20.0 million is expected to be purchased in 2025 and $18.1 million is expected to be purchased in 2026. During 2024, the Company entered into equipment finance lease arrangements that resulted in a $8.8 million additional reduction of its outstanding cloud services commitment.
Hosting and Telecommunication Usage Services
The Company has agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability.
As of December 31, 2024, future minimum payments under these arrangements were as follows (in thousands):

Year Ending December 31,	Hosting Services	Telecommunication Usage Services
2025	$4	$6,712
2026	—	4,870
2027	—	1,768
2028	—	1,050
2029	—	233
Thereafter	—	—
Total future minimum payment	$4	$14,633
Universal Services Fund Liability
The Company is classified as a telecommunications service provider for regulatory purposes and is required to make contributions to the USF based on the revenue the Company receives from the resale of interstate and some international telecommunications services. In order to comply with the obligation to make direct contributions, the Company is registered with the USAC, which is charged by the FCC with administering the USF, and has been remitting the required contributions to USAC since its registration with the USAC in April 2013. The Company also made retroactive USF contributions based on its revenues for the period from 2008 to 2012. The Company, however, has an unresolved and arguably dormant dispute with the FCC regarding whether the Company is liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2024, the Company had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007.
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
As of December 31, 2024 and 2023, the Company had total accrued liabilities of $1.1 million and $1.7 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its customers but may be imposed by various taxing authorities, of which $0.9 million and $0.8 million, respectively, were included in Accrued and other current liabilities on the consolidated balance sheets, and the remaining were included in Other long-term liabilities on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
Legal Matters
The Company is involved in various legal and regulatory matters arising in the normal course of business. In management’s opinion, resolution of these matters is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or its financial position. However, due to the uncertain nature of legal matters, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. The Company expenses legal fees as incurred. The Company is currently party to the following action:
On December 4, 2024, a purported holder of the Company’s securities filed a putative class action complaint against the Company, its Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired the Company’s securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. The Company intends to vigorously defend this lawsuit.
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. The Company has received indemnification demands, and will likely continue to receive demands, from customers regarding its intellectual property indemnification obligations under these contracts. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that requires it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that the Company is aware of that could have a material effect on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

11. Segment and Geographical Information
The Company has a single operating and reportable segment and manages its business activities on a consolidated basis. The Company’s single segment provides its solution through a SaaS business model. The Company generates subscription revenue from its Intelligent CX Platform, and also generates usage-based telephony revenue. The Company charges its customers monthly subscription fees for access to its solution, primarily based on the number of licenses. The Company’s AI solutions are sold to its customers on a consumption or capacity basis. The Company’s reliable, secure, and scalable Intelligent CX Platform, powered by Five9 Genius AI, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing related functions. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of assessing financial performance and making operating decisions on how to allocate resources based on net income (loss) that is also reported on its consolidated statements of operations and comprehensive loss as consolidated net income (loss). The measure of segment assets is reported on its consolidated balance sheets as total consolidated assets.
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$927,788	$812,708	$702,206
International	114,150	97,780	76,640
Total revenue	$1,041,938	$910,488	$778,846
Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	December 31,
	2024	2023
United States	$136,382	$101,567
International	8,506	7,005
Property and equipment, net	$144,888	$108,572
Total purchases of property and equipment for the years ended December 31, 2024, 2023 and 2022 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statement of Operations

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,041,938	$910,488	$778,846
Adjusted cost of revenue(1)	(399,197)	(354,729)	(301,661)
Adjusted research and development(2)	(122,053)	(99,418)	(83,337)
Adjusted sales and marketing(3)	(256,193)	(230,419)	(202,617)
Adjusted general and administrative(4)	(68,513)	(59,657)	(50,795)
Other segment items(5)	(194,380)	(216,326)	(183,347)
Depreciation and amortization	(52,905)	(48,515)	(44,671)
Interest expense	(14,812)	(7,646)	(7,493)
Gain on early extinguishment of debt	6,615	—	—
Interest income and other	46,745	26,799	4,813
Provision for income taxes	(40)	(2,341)	(4,388)
Net loss	$(12,795)	$(81,764)	$(94,650)

___________________________
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, costs related to a reduction in force plan, and refund for prior year overpayment of USF fees.
(2) Adjusted research and development includes research and development in accordance with GAAP adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the

Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, and costs related to a reduction in force plan.
(3) Adjusted sales and marketing includes sales and marketing expense in accordance with GAAP adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, and costs related to a reduction in force plan.
(4) Adjusted general and administrative included general and administrative expense in accordance with GAAP adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, costs related to a reduction in force plan, impairment charge related to closure of operating lease facilities, and contingent consideration expense.
(5) Other segment items included in segment net loss includes stock-based compensation, exit costs related to the closure and relocation of our Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, costs related to a reduction in force plan, and impairment charge related to closure of operating lease facilities.

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company began matching employee contributions in cash in the fourth quarter of 2019. The contribution expense for the years ended December 31, 2024, 2023 and 2022 was $2.7 million, $2.4 million and $2.1 million, respectively.
The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit plan that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability under this plan was $1.1 million and $0.8 million as of each of December 31, 2024 and 2023, respectively. Total retirement expense for this plan were $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
As the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. Operating leases with a duration of 12 months or less are excluded from right-of-use assets and operating lease liabilities, and related lease payments are generally recognized on a straight-line basis over the lease term and variable lease payments are recognized as incurred.
The Company entered into three-year equipment finance lease agreements and recognized $18.6 million right of use assets during 2024, which were reported within Finance lease right-of-use assets on the consolidated balance sheets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $5.9 million within Finance lease liabilities and long-term lease liabilities of $12.7 million within Finance lease liabilities - less current portion on the consolidated balance sheets for the year ended December 31, 2024.

The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$13,270	$13,544	$12,072
Finance lease cost:
Amortization of right-of-use assets	$3,857	$940	$56
Interest on finance lease liabilities	552	155	—
Total finance lease cost	$4,409	$1,095	$56
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(12,259)	$(10,966)	$(11,684)
Financing cash used in finance leases	(4,012)	(989)	—
Right of use assets obtained in exchange for lease obligations:
Operating leases	9,448	6,454	5,984
Finance leases	18,559	5,505	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$38,880	$38,873

Operating lease liabilities	$11,258	$10,731
Operating lease liabilities — less current portion	37,071	36,378
Total operating lease liabilities	$48,329	$47,109
Finance leases
Finance lease right-of-use assets	$19,269	$4,564

Property and equipment, gross	$21,708	$29,503
Less: accumulated depreciation and amortization	(21,708)	(29,503)
Property and equipment, net	$—	$—

Finance lease liabilities	$7,768	$1,767
Finance lease liabilities — less current portion	11,688	2,877
Total finance lease liabilities	$19,456	$4,644
During 2024, the Company recognized a $1.9 million impairment loss as a result of its commitment to close two operating lease facilities and a $0.3 million impairment loss related to the associated leasehold improvements and property and equipment.

Weighted average remaining terms were as follows (in years):

	December 31,
	2024	2023
Weighted average remaining lease term
Operating leases	5.0 years	5.7 years
Finance leases	2.5 years	2.6 years
Weighted average discount rates were as follows:

	December 31,
	2024	2023
Weighted average discount rate
Operating leases	4.2%	3.8%
Finance leases	5.8%	6.1%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$12,898	$8,643
2026	10,997	7,692
2027	8,142	4,502
2028	6,837	—
2029	6,824	—
Thereafter	7,596	—
Total future minimum lease payments	53,294	20,837
Less: imputed interest	(4,965)	(1,381)
Total	$48,329	$19,456

14. Acquisitions

Acqueon
On August 27, 2024, the Company acquired all of the issued and outstanding shares of capital stock of Acqueon for total consideration of approximately $173.8 million. This acquisition, which was accounted for as a business combination, is intended to build on the pre-existing partnership between the companies, and to extend the Company's AI-powered CX platform by adding omnichannel proactive customer engagement to expand the Company’s outbound capabilities.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $138.2 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company recorded an adjustment of less than $0.1 million during the one year from acquisition date measurement period for the year ended December 31, 2024. The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

Cash	$6,661
Tangible assets acquired	4,580
Other assets acquired	7,333
Acquired technology	30,400
Customer relationships	8,700
Trademarks	800
Goodwill	138,167
Total assets acquired	196,641
Deferred tax liability	(4,817)
Liabilities assumed	(17,997)
Total	$173,827

The acquired technology, customer relationships, and trademarks will be amortized on a straight-line basis over their estimated useful lives of eight years, five years, and three years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $7.9 million during the year ended December 31, 2024, which were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition and are not material to the Company's consolidated financial statements.

Aceyus
On August 14, 2023, the Company acquired all of the issued and outstanding shares of capital stock of Aceyus for total cash consideration of approximately $82.0 million. This acquisition, which was accounted for as a business combination, is intended to accelerate the Company's ability to capitalize on two business opportunities, namely facilitating the migration of large enterprise customers from on-premises to cloud and leveraging contextual data to deliver personalized experiences throughout the customer journey, including using this contextual data in the Company's AI & Automation solutions.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $61.8 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered final. The Company recorded an adjustment of $0.1 million during the one year from acquisition date measurement period for the year ended December 31, 2024. The following table presents the final allocation of the purchase price at the acquisition date (in thousands):

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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $2.2 million during the year ended December 31, 2023, and incurred no additional costs during the year ended December 31, 2024, which were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition and are not material to the Company's consolidated financial statements.

15. Restructuring

On August 20, 2024, the Company announced a reduction in force plan (the “Plan”) as part of its broader efforts to drive balanced, profitable growth, further supporting its positive, long-term outlook and focus on increasing shareholder value. The Plan reduced the Company’s global full-time employees by approximately 6%. For the year ended December 31, 2024, the Company incurred a total of $9.6 million in restructuring costs under the Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive loss. As of December 31, 2024, $9.3 million had been paid and the remaining $0.3 million was recorded within Accrued and other current liabilities in the consolidated balance sheets and is mostly expected to be paid by the first quarter of 2025. Other than as set forth herein, the Company does not expect to incur any additional costs under the Plan.

16. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2024 and 2023 is as follows:

	Quarter Ended
	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023

	(unaudited, in thousands, except per share data)
Revenue	$278,660	$264,182	$252,086	$247,010	$239,062	$230,105	$222,882	$218,439
Cost of revenue (1)(2)	122,663	121,933	118,414	114,530	112,493	111,080	104,361	104,756
Gross profit	155,997	142,249	133,672	132,480	126,569	119,025	118,521	113,683
Operating expenses:
Research and development (1)(2)	41,480	42,482	40,717	41,518	38,873	40,391	39,210	38,108
Sales and marketing (1)(2)	73,898	78,615	78,332	81,109	72,956	73,366	74,077	76,314
General and administrative (1)(2)	36,439	36,575	33,988	30,548	33,338	31,006	30,477	28,258
Total operating expenses	151,817	157,672	153,037	153,175	145,167	144,763	143,764	142,680
Income (loss) from operations	4,180	(15,423)	(19,365)	(20,695)	(18,598)	(25,738)	(25,243)	(28,997)
Other (expense) income, net:
Interest expense	(4,271)	(4,068)	(3,906)	(2,567)	(1,963)	(1,972)	(1,866)	(1,845)
Gain on early extinguishment of debt	—	—	—	6,615	—	—	—	—
Interest income and other	11,242	11,144	13,800	10,559	8,322	8,233	6,123	4,121
Total other income (expense), net	6,971	7,076	9,894	14,607	6,359	6,261	4,257	2,276
Income (loss) before income taxes	11,151	(8,347)	(9,471)	(6,088)	(12,239)	(19,477)	(20,986)	(26,721)
Provision for (benefit from) income taxes	(426)	(3,868)	3,345	989	119	942	753	527
Net income (loss)	$11,577	$(4,479)	$(12,816)	$(7,077)	$(12,358)	$(20,419)	$(21,739)	$(27,248)
Net income (loss) per share:
Basic	$0.15	$(0.06)	$(0.17)	$(0.10)	$(0.17)	$(0.28)	$(0.30)	$(0.38)
Diluted	$0.13	$(0.06)	$(0.17)	$(0.10)	$(0.17)	$(0.28)	$(0.30)	$(0.38)
Shares used in computing net income (loss) per share:
Basic	75,430	74,876	74,203	73,488	72,926	72,356	71,627	71,259
Diluted	88,645	74,876	74,203	73,488	72,926	72,356	71,627	71,259

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023

	(unaudited, in thousands)
Cost of revenue	$6,921	$7,512	$7,789	$7,603	$9,182	$9,856	$9,888	$9,333
Research and development	8,259	8,244	9,827	10,930	12,055	12,980	13,013	12,382
Sales and marketing	10,880	12,490	13,824	14,020	15,389	16,404	17,391	17,045
General and administrative	12,383	11,310	12,192	12,131	12,945	13,371	13,075	11,983
Total stock-based compensation	$38,443	$39,556	$43,632	$44,684	$49,571	$52,611	$53,367	$50,743

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023

	(unaudited, in thousands)
Cost of revenue	$12,087	$10,414	$10,421	$9,613	$10,308	$10,075	$9,269	$8,907
Research and development	620	721	741	890	1,012	831	868	872
Sales and marketing	38	32	26	27	27	36	1	1
General and administrative	1,895	1,977	1,750	1,653	1,615	1,540	1,586	1,567
Total depreciation and amortization	$14,640	$13,144	$12,938	$12,183	$12,962	$12,482	$11,724	$11,347

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an auditors’ report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement other than as set forth herein:

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold(1)	Aggregate # of securities to be purchased	Type of Arrangement(2)
Andy Dignan	Chief Operating Officer	Dec. 10, 2024	Dec. 31, 2025	39,996	—	Rule 10b5-1 trading arrangement
Leena Mansharamani	Chief Accounting Officer	Dec. 10, 2024	Dec. 31, 2025	9,252	—	Rule 10b5-1 trading arrangement
______________________
(1) Does not include an additional indeterminable number of shares permitted to be sold pursuant to the Rule 10b5-1 trading arrangement following the sales of securities outside of the Rule 10b5-1 trading arrangement in order to satisfy tax obligations upon the vesting of restricted stock units.
(2) The Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024, or the 2025 Proxy Statement, including “Proposal No 1. — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2025 Proxy Statement including “Executive Officers.”
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2025 Proxy Statement, including “Corporate Governance,” “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2025 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2025 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2025 Proxy Statement, including “Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

4.7Ø
Indenture, dated as of March 1, 2024, between Five 9, Inc. and U.S. Bank National Company, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2024 (File No. 001-36383) and incorporated by reference herein).

Exhibit Index
Exhibit Number	Description
4.8Ø
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

10.4+Ø
Five9, Inc. Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.8 to Amendment No.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2014 (File No. 333-194258) and incorporated by reference herein).

10.5+Ø
Amendment to Five9, Inc. Amended and Restated 2004 Equity Incentive Plan, effective March 6, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014 (File No. 001-36383) and incorporated by reference herein).

10.6+Ø
Five9, Inc. 2014 Equity Incentive Plan and related form agreements (filed as Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.7+Ø
Inference Technologies Group Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on November 19, 2020 (File No. 333-250197) and incorporated by reference herein).

10.8+Ø
Five9, Inc. 2014 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.9+Ø
Five9, Inc. 2019 Key Employee Severance Benefit Plan (filed as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on February 18, 2025 (File No. 001-36383) and incorporated by reference herein).

10.10+Ø
Five9 Inc. Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2021 (File No. 001-36383) and incorporated by reference herein).

10.11+Ø
Five9 Inc. Non-Employee Director Compensation Policy (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-36383) and incorporated by reference herein).

10.12Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020 (File No. 001-36383) and incorporated by reference herein).
10.13Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2024 (File No. 001-36383) and incorporated by reference herein).
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

10.20+Ø
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2024-2026 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024 (File No. 001-36383) and incorporated by reference herein).

10.21+	Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2025-2027 Performance Period - 2014 Equity Incentive Plan
10.22Ø
Cooperation Letter Agreement, dated December 8, 2024, between the Company, Anson Funds Management LP, Anson Advisors Inc. and certain other parties (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024 (File No. 001-36383) and incorporated by reference herein).

10.23Ø
Consulting Agreement between Five9, Inc. and Daniel Burkland, dated February 7, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2025 (File No. 001-36383) and incorporated by reference herein).

10.24Ø
Employment Transition Agreement between Five9, Inc. and Barry Zwarenstein, dated February 20, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2025 (File No. 001-36383) and incorporated by reference herein).

19.1	Five9 Inc. Insider Trading Policy
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Five9, Inc. Compensation Recoupment Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.

Date:	February 20, 2025	By:	/s/ Michael Burkland
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

Signature	Title	Date

/s/ Michael Burkland	Chief Executive Officer, Director	February 20, 2025
Michael Burkland	(Principal Executive Officer)

/s/ Barry Zwarenstein	Chief Financial Officer	February 20, 2025
Barry Zwarenstein	(Principal Financial Officer)

/s/ Leena Mansharamani	Chief Accounting Officer	February 20, 2025
Leena Mansharamani	(Principal Accounting Officer)

/s/ Jack Acosta	Director	February 20, 2025
Jack Acosta

/s/ Susan Barsamian	Director	February 20, 2025
Susan Barsamian

/s/ Michael Burdiek	Director	February 20, 2025
Michael Burdiek

/s/ Sagar Gupta	Director	February 20, 2025
Sagar Gupta

/s/ Julie Iskow	Director	February 20, 2025
Julie Iskow

/s/ Jonathan Mariner	Director	February 20, 2025
Jonathan Mariner

/s/ Maria Walker	Director	February 20, 2025
Maria Walker

/s/ David Welsh	Director; Lead Independent Director	February 20, 2025
David Welsh

/s/ Robert Zollars	Director	February 20, 2025
Robert Zollars