Form 10-Q
period 2025-03-31
Five9, Inc.
filed 2025-05-01
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of April 25, 2025, there were 76,272,014 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

FIVE9, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of our senior management with respect to future events, strategies and financial trends and performance. These forward-looking statements include statements with respect to our business, expenses, strategies, losses, growth plans, product and customer initiatives, market growth projections, and our industry, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we encourage you to carefully read, and include the following:
•adverse economic conditions, including the impact of macroeconomic challenges, the global tariff increases, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflicts in the Middle East, and other factors, may continue to harm our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370,344	$362,546
Marketable investments	671,394	643,410
Accounts receivable, net	118,614	115,172
Prepaid expenses and other current assets	47,832	50,840
Deferred contract acquisition costs, net	79,267	76,600
Total current assets	1,287,451	1,248,568
Property and equipment, net	146,460	144,888
Operating lease right-of-use assets	36,444	38,880
Finance lease right-of-use assets	21,113	19,269
Intangible assets, net	61,532	65,632
Goodwill	366,698	365,436
Other assets	12,669	13,384
Deferred contract acquisition costs, net — less current portion	157,557	155,157
Total assets	$2,089,924	$2,051,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,477	$26,282
Accrued and other current liabilities	80,354	83,720
Operating lease liabilities	11,131	11,258
Finance lease liabilities	9,090	7,768
Deferred revenue	74,809	79,173
Convertible senior notes	434,031	433,490
Total current liabilities	638,892	641,691
Convertible senior notes - less current portion	732,721	731,855
Operating lease liabilities — less current portion	34,987	37,071
Finance lease liabilities — less current portion	12,321	11,688
Other long-term liabilities	6,717	6,717
Total liabilities	1,425,638	1,429,022
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	1,080,782	1,039,125
Accumulated other comprehensive income	497	636
Accumulated deficit	(417,069)	(417,645)
Total stockholders’ equity	664,286	622,192
Total liabilities and stockholders’ equity	$2,089,924	$2,051,214
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$279,705	$247,010
Cost of revenue	125,973	114,530
Gross profit	153,732	132,480
Operating expenses:
Research and development	41,100	41,518
Sales and marketing	82,855	81,109
General and administrative	35,205	30,548
Total operating expenses	159,160	153,175
Loss from operations	(5,428)	(20,695)
Other income (expense), net:
Interest expense	(4,115)	(2,567)
Gain on early extinguishment of debt	—	6,615
Interest income and other	10,303	10,559
Total other income (expense), net	6,188	14,607
Income (loss) before income taxes	760	(6,088)
Provision for income taxes	184	989
Net income (loss)	$576	$(7,077)
Net income (loss) per share:
Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)
Shares used in computing net income (loss) per share:
Basic	75,949	73,488
Diluted	89,275	73,488
Comprehensive Income (Loss):
Net income (loss)	$576	$(7,077)
Other comprehensive loss	(139)	(885)
Comprehensive income (loss)	$437	$(7,962)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	73,317	$73	$942,280	$582	$(404,850)	$538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	14	—	386	—	—	386
Issuance of common stock upon vesting of restricted stock units	518	1	—	—	—	1
Stock-based compensation	—	—	45,987	—	—	45,987
Other comprehensive loss	—	—	—	(885)	—	(885)
Net loss	—	—	—	—	(7,077)	(7,077)
Balance as of March 31, 2024	73,849	$74	$895,754	$(303)	$(411,927)	$483,598

Balance as of December 31, 2024	75,808	$76	$1,039,125	$636	$(417,645)	$622,192
Issuance of common stock upon exercise of stock options	—	—	3	—	—	3
Issuance of common stock upon vesting of restricted stock units	435	—	—	—	—	—
Stock-based compensation	—	—	41,654	—	—	41,654
Other comprehensive loss	—	—	—	(139)	—	(139)
Net income	—	—	—	—	576	576
Balance as of March 31, 2025	76,243	$76	$1,080,782	$497	$(417,069)	$664,286

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$576	$(7,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,490	12,183
Reduction in the carrying amount of right-of-use assets	5,084	3,323
Amortization of deferred contract acquisition costs	20,362	16,269
Accretion of discount on marketable investments	(3,313)	(4,935)
Provision for credit losses	423	352
Stock-based compensation	39,245	44,684
Amortization of discount and issuance costs on convertible senior notes	1,407	1,074
Gain on early extinguishment of debt	—	(6,615)
Impairment charge of long-lived assets	322	—
Interest on finance lease obligations	266	66
Deferred taxes	192	248
Other	(163)	(352)
Changes in operating assets and liabilities:
Accounts receivable	(3,866)	(6,085)
Prepaid expenses and other current assets	3,008	(1,003)
Deferred contract acquisition costs	(25,429)	(33,565)
Other assets	843	(781)
Accounts payable	2,731	1,279
Accrued and other current liabilities	(3,208)	15,832
Deferred revenue	(4,561)	(1,452)
Other liabilities	(25)	(1,092)
Net cash provided by operating activities	48,384	32,353
Cash flows from investing activities:
Purchases of marketable investments	(275,939)	(524,865)
Proceeds from sales of marketable investments	—	12,517
Proceeds from maturities of marketable investments	251,292	260,619
Purchases of property and equipment	(4,724)	(11,951)
Capitalization of software development costs	(8,732)	(3,242)
Cash settlement for acquisition of businesses	—	99
Net cash used in investing activities	(38,103)	(266,823)
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes	—	731,055
Payment of debt issuance costs	—	(2,182)
Payments for capped call transactions associated with the 2029 convertible senior notes	—	(93,438)
Repurchase of a portion of 2025 convertible senior notes, net of costs	—	(304,485)
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	—	539
Proceeds from exercise of common stock options	—	386
Proceeds from sale of common stock under ESPP	3	—
Payment of finance lease liabilities	(2,166)	(479)
Net cash (used in) provided by financing activities	(2,163)	331,396
Net increase in cash, cash equivalents and restricted cash	8,118	96,926
Cash, cash equivalents and restricted cash:
Beginning of period	364,185	144,842
End of period	$372,303	$241,768
Supplemental disclosures of cash flow data:
Cash paid for interest	$4,026	$458
Cash paid for income taxes	$—	$12
Non-cash investing and financing activities:
Property and equipment unpaid at period-end	$9,330	$9,335
Acquisition and related transaction costs accrued at period-end	$—	$—
Stock-based compensation included in capitalized software development costs	$2,409	$1,303

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$362,546	$143,201
Restricted cash in other assets	1,639	1,641
Total cash, cash equivalents and restricted cash	$364,185	$144,842

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$370,344	$240,190
Restricted cash in other assets	1,959	1,578
Total cash, cash equivalents and restricted cash	$372,303	$241,768

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 21, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. This ASU is intended to improve the decision-usefulness of expense information on public companies’ income statements through disaggregation of relevant expense captions in the notes to the financial statements. The guidance, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.
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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$118,614	$115,172

Deferred contract acquisition costs, net:
Current	$79,267	$76,600
Non-current	157,557	155,157
Total deferred contract acquisition costs, net	$236,824	$231,757

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$2,293	$7,206
Contract liabilities (deferred revenue)	(74,809)	(79,173)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(649)	(865)
Net contract liabilities	$(73,165)	$(72,832)
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
In the three months ended March 31, 2025, the Company recognized revenue of $49.4 million related to its contract liabilities at December 31, 2024.
Remaining Performance Obligations
As of March 31, 2025, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,066.7 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from March 31, 2025. The Company’s marketable investments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$922	$—	$—	$922
U.S. treasury securities	444,833	269	(28)	445,074
U.S. agency and government-sponsored securities	179,273	29	(47)	179,255
Commercial paper	8,601	10	—	8,611
Municipal bonds	895	—	—	895
Corporate bonds	36,514	126	(3)	36,637
Total	$671,038	$434	$(78)	$671,394

	December 31, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$802	$—	$—	$802
U.S. treasury securities	442,353	442	(223)	442,572
U.S. agency and government-sponsored securities	146,762	16	(18)	146,760
Commercial paper	9,600	8	—	9,608
Corporate bonds	43,550	124	(6)	43,668
Total	$643,067	$590	$(247)	$643,410

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(28)	$185,823	$(223)	$104,716
U.S. agency and government-sponsored securities	(47)	113,620	(18)	76,484
Corporate bonds	(3)	6,106	(6)	4,219
Total	$(78)	$305,549	$(247)	$185,419

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of March 31, 2025, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of March 31, 2025 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$442,427	$442,667
Due after one year through two years	228,611	228,727
Total	$671,038	$671,394

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$119,296	$—	$—	$119,296
Certificates of deposit	—	498	—	498
U.S. treasury securities	87,278	—	—	87,278
Municipal bonds	—	699	—	699
Total cash equivalents	$206,574	$1,197	$—	$207,771

Marketable investments
Certificates of deposit	$—	$922	$—	$922
U.S. treasury securities	445,074	—	—	445,074
U.S. agency and government sponsored securities	—	179,255	—	179,255
Commercial paper	—	8,611	—	8,611
Municipal bonds	—	895	—	895
Corporate bonds	—	36,637	—	36,637
Total marketable investments	$445,074	$226,320	$—	$671,394

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$114,370	$—	$—	$114,370
Certificates of deposit	—	496	—	496
U.S. treasury securities	42,946	—	—	42,946
U.S. agency and government-sponsored securities	—	41,832	—	41,832
Total cash equivalents	$157,316	$42,328	$—	$199,644

Marketable investments
Certificates of deposit	$—	$802	$—	$802
U.S. treasury securities	442,572	—	—	442,572
U.S. agency and government-sponsored securities	—	146,760	—	146,760
Commercial paper	—	9,608	—	9,608
Corporate bonds	—	43,668	—	43,668
Total marketable investments	$442,572	$200,838	$—	$643,410
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). As of March 31, 2025 and December 31, 2024, the estimated fair value of the outstanding 2025 convertible senior notes was $430.8 million and $423.2 million, respectively. As of March 31, 2025 and December 31, 2024, the estimated fair value of the outstanding 2029 convertible senior notes was $637.6 million and $674.8 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge. The Company concluded that there was no further indicator of impairment of this investment as of March 31, 2025.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$162,573	$162,902
Money market funds	119,296	114,370
Certificates of deposit	498	496
U.S. treasury securities	87,278	42,946
U.S. agency and government sponsored securities	—	41,832
Municipal bonds	699	—
Total cash and cash equivalents	$370,344	$362,546
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade accounts receivable	$101,914	$99,551
Unbilled trade accounts receivable, net of advance customer deposits	17,058	15,962
Provision for credit losses	(358)	(341)
Accounts receivable, net	$118,614	$115,172
There was one customer that represented 13% of accounts receivable as of March 31, 2025.
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$33,610	$27,988
Other current assets	11,929	15,646
Contract assets	2,293	7,206
Prepaid expenses and other current assets	$47,832	$50,840
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer and network equipment	$173,335	$173,671
Computer software	65,183	66,455
Internal-use software development costs	60,867	49,340
Furniture and fixtures	5,059	5,127
Leasehold improvements	6,737	6,736
Property and equipment	311,181	301,329
Accumulated depreciation and amortization	(164,721)	(156,441)
Property and equipment, net	$146,460	$144,888
Depreciation and amortization expense associated with property and equipment was $10.4 million and $9.5 million for the three months ended March 31, 2025 and 2024, respectively.

Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Other assets	$8,712	$8,984
Equity investment in a privately-held company	750	750
Deferred tax assets	3,207	3,650
Other assets	$12,669	$13,384
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses	$23,383	$30,822
Accrued compensation and benefits	47,446	44,002
Accrued federal fees	6,260	4,913
Sales tax liabilities	3,265	3,983
Accrued and other current liabilities	$80,354	$83,720
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred revenue	$649	$865
Deferred tax liabilities	498	186
Sales tax liabilities	—	244
Other long-term liabilities	5,570	5,422
Other long-term liabilities	$6,717	$6,717

5. Goodwill and Intangible Assets
The following table summarizes the activity in the Company's goodwill and intangible asset balances during the three months ended March 31, 2025 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2024	$365,436	$65,632
Measurement period adjustment (Acqueon)	1,262	—
Amortization	—	(4,100)
End of the period, March 31, 2025	$366,698	$61,532
The components of intangible assets were as follows (in thousands):

	March 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$105,714	$(54,578)	$51,136	6.0	$105,714	$(51,230)	$54,484	6.0
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(3,324)	9,526	4.2	12,850	(2,681)	10,169	4.4
Trademarks	1,300	(430)	870	2.1	1,300	(321)	979	2.4
Total	$120,334	$(58,802)	$61,532	5.6	$120,334	$(54,702)	$65,632	5.7

Amortization expense related to intangible assets was $4.1 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2025	$10,367
2026	13,008
2027	8,612
2028	8,246
2029	7,328
Thereafter	13,971
Total	$61,532

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
The Repurchase Transaction was accounted for as a debt extinguishment. The difference between the consideration used to extinguish the 2025 convertible senior notes and the carrying value of the 2025 convertible senior notes (including unamortized debt discount and issuance costs) resulted in an extinguishment gain of approximately $6.6 million recorded in Other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
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
The closing market price of the Company's common stock of $27.15 per share on March 31, 2025, the last trading day during the three months ended March 31, 2025, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, March 31, 2025, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended March 31, 2025, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending June 30, 2025.
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
The net carrying amount of the 2029 convertible senior notes as of March 31, 2025 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$747,500	$747,500
Unamortized issuance costs	(14,779)	(15,645)
Net carrying amount	$732,721	$731,855
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Contractual interest expense	$1,869	$623
Amortization of issuance costs	866	284
Total interest expense	$2,735	$907
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
In March 2024, the Company used part of the net proceeds from the issuance of the 2029 convertible senior notes to repurchase $313.1 million aggregate principal amount of the 2025 convertible senior notes in privately-negotiated transactions. As of March 31, 2025, after giving effect to the Repurchase Transaction, approximately $434.4 million aggregate principal amount of 2025 convertible senior notes remained outstanding.
Each $1,000 principal amount of the 2025 convertible senior notes is initially convertible into 7.4437 shares of the Company’s common stock (the “2025 Conversion Option”), which is equivalent to an initial conversion price of approximately $134.34 per share of common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price represents a premium of approximately 30% to the $103.34 per share closing price of the Company’s common stock on The Nasdaq Global Market on May 21, 2020. There have been no changes to the initial conversion price of the 2025 convertible senior notes since issuance. Prior to March 1, 2025, the 2025 convertible senior notes were convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025, only under certain circumstances. Commencing on March 1, 2025, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 convertible senior notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
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
The 2025 convertible senior notes became redeemable at the Company's option on June 6, 2023. The Company may redeem for cash all or any portion of the 2025 convertible senior notes, at its option, prior to March 1, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2025 convertible senior notes. During the three months ended March 31, 2025, the conditions allowing the Company to redeem for cash all or any portion of the 2025 convertible senior notes were not met.
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
The net carrying amount of the 2025 convertible senior notes as of March 31, 2025 and as of December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$434,405	$747,500
Unamortized issuance costs	(374)	(915)
Principal repaid	—	(313,095)
Net carrying amount	$434,031	$433,490

Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Contractual interest expense	$543	$804
Amortization of issuance costs	541	790
Total interest expense	$1,084	$1,594
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2025 and December 31, 2024, the Company had 76,243,231 and 75,807,505 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of March 31, 2025 were as follows (in thousands):

March 31, 2025
Stock options outstanding	856
RSUs (including PRSUs) outstanding	8,007
Shares available for future grant under 2014 Plan	12,895
Shares available for future issuance under ESPP	4,298
Total shares of common stock reserved	26,056

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	860	$55.34
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(4)	109.86
Outstanding as of March 31, 2025	856	55.10	3.5	$4,246

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $27.15 per share as of March 31, 2025 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the three months ended March 31, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	5,829	$57.27
RSUs granted(1)	2,950	39.69
RSUs vested and released	(435)	77.48
RSUs forfeited or cancelled	(337)	49.20
Outstanding as of March 31, 2025	8,007	50.02

(1) Includes 267,711 PRSUs granted during the three months ended March 31, 2025.
PRSUs with Market Conditions During the three months ended March 31, 2025, the Company granted 267,711 market-based PRSUs with a grant date fair value of $13.9 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance during the 2025-2027 performance period as compared to the performance during such period of companies in the S&P Software and Services Select Index on January 1, 2025. The 2025-2027 performance period contains three overlapping measurement periods—a one-year period (2025), a two-year period (2025–2026), and a three-year period (2025–2027). One-third of the total market-based PRSUs may be earned and settled in shares following the end of each measurement period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs subject to the 2023-2025 performance period, the 2024-2026 performance period and the 2025-2027 performance period will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the performance periods and (ii) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
During the first quarter of 2025, the Company certified the performance results for the 2024 measurement period for the market-based PRSUs subject to the 2022-2024 performance period, the 2023-2025 performance period and the 2024-2026 performance period. The Company determined that its actual total shareholder return was (47.25)% for 2024. The Company's relative total shareholder return ranking for the market-based PRSUs subject to the 2022-2024 performance period was in the 3.7 percentile relative to companies in the S&P Software & Services Select Index on January 1, 2022, which resulted in a payout percentage of 0.00% of target for the 2024 measurement for such PRSUs. The Company's relative total shareholder return ranking for the market-based PRSUs subject to the 2023-2025 performance period was in the 2.9 percentile relative to companies in the S&P Software & Services Select Index on January 1, 2023, which resulted in a payout percentage of 0.0% of target for the 2024 measurement period for such PRSUs. The Company's relative total shareholder return ranking for the market-based PRSUs subject to the 2024-2026 performance period was in the 1.5 percentile relative to companies in the S&P Software & Services Select Index on January 1, 2024, which resulted in a payout percentage of 0.0% of target for the 2024 measurement period for such PRSUs.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of revenue	$7,184	$7,603
Research and development	8,690	10,930
Sales and marketing	11,574	14,020
General and administrative	11,797	12,131
Total stock-based compensation expense	$39,245	$44,684

As of March 31, 2025, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$798	$351,433	$20,908	$904
Weighted-average amortization period	0.8 years	2.9 years	1.7 years	0.1 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended
	March 31, 2025	March 31, 2024
Expected term (years)	2.8	2.9
Volatility	56.0%	49.4%
Risk-free interest rate	4.0%	4.5%
Dividend yield (1)	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.

8. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net income (loss) per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$576	$(7,077)
Weighted-average shares used in computing basic and diluted net income (loss) per share:
Basic	75,949	73,488
Diluted	89,275	73,488
Basic and diluted net income (loss) per share:
Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)
The following securities were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Stock options	—	902
RSUs (including PRSUs)	—	5,705
Convertible senior notes	—	7,899
Total	—	14,506
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three months ended March 31, 2025 and 2024. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were included in the calculation of diluted net income per share for the three months ended March 31, 2025 and were excluded in the calculation of diluted net loss per share for the three months ended March 31, 2024 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three months ended March 31, 2025 and 2024 was approximately $0.2 million and $1.0 million, respectively.

The provision for income taxes for the three months ended March 31, 2025 consisted primarily of year-to-date withholding taxes incurred as a result of the Company's activity in foreign jurisdictions. The provision for income taxes for the three months ended March 31, 2024 consisted primarily of U.S. federal and U.S. state tax expense as a result of IRC Section 174 research and experimental capitalization requirements, and foreign current income tax expense due to the Company's intercompany cost-plus operating model.
For the three months ended March 31, 2025, the provision for income taxes differed from the statutory amount primarily due to non-deductible stock based compensation, IRC Section 174 research and experimental capitalization requirements, state and foreign income taxes, research and development credits and the Company maintaining a full valuation allowance against its U.S. net deferred tax assets. For the three months ended March 31, 2024, the provision for income taxes differed from the statutory amount primarily due to certain U.S. and foreign jurisdictions where a full valuation allowance was maintained against the net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of March 31, 2025 and December 31, 2024. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2025, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2024 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and material updates to these commitments during the three months ended March 31, 2025 are disclosed herein, including in this Note 10 and in Note 12.
As of March 31, 2025, the Company’s commitments under various co-location hosting and telecommunication usage service agreements totaled $13.5 million for terms ranging up to approximately five years. These agreements require the Company to make payments over the service term in exchange for certain network services.
As of March 31, 2025, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $29.5 million, of which $11.7 million is expected to be purchased in the remainder of 2025, and the remaining $17.8 million is expected to be purchased in 2026. The Company entered into equipment finance lease arrangements that resulted in a $8.7 million additional reduction of its outstanding cloud services commitment. See Note 12 for more information.
As of March 31, 2025, (i) $434.4 million of aggregate principal of the 2025 convertible senior notes was outstanding and is due on June 1, 2025, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding and is due on March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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
On December 4, 2024, a purported holder of the Company’s securities filed a putative class action complaint against the Company, its Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired the Company’s securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP has until May 30, 2025, to file an amended complaint. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. The Company intends to vigorously defend this lawsuit.
On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Company was served with the complaint on March 20, 2025. On April 4, 2025, the parties to the derivative action jointly filed a stipulation with the court to stay the derivative action until the resolution of the motion to dismiss in the securities action, as well as any subsequent motion to dismiss any further amended complaint in the securities action. On April 8, 2025, the court approved the stay stipulation.
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. The Company has received indemnification demands, and will likely continue to receive demands, from customers regarding its intellectual property indemnification obligations under these contracts. In addition, the Company has entered into indemnification agreements with its directors, officers and certain employees that requires it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that the Company is aware of that could have a material effect on the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), or consolidated statements of cash flows.
11. Segment and Geographical Information
The Company has a single operating and reportable segment and manages its business activities on a consolidated basis. The Company’s single segment provides its solution through a SaaS business model. The Company generates subscription revenue from its Intelligent CX Platform, and also generates usage-based telephony revenue. The Company charges its customers monthly subscription fees for access to its solution, primarily based on the number of licenses. The Company’s AI solutions are sold to its customers on a consumption or capacity basis. The Company’s reliable, secure, and scalable Intelligent CX Platform, powered by Five9 Genius AI, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing related functions. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of assessing financial performance and making operating decisions on how to allocate resources based on net income (loss) that is also reported on its consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on its consolidated balance sheets as total consolidated assets.
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
United States	$247,057	$219,260
International	32,648	27,750
Total revenue	$279,705	$247,010

Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	March 31, 2025	December 31, 2024
United States	$138,849	$136,382
International	7,611	8,506
Property and equipment, net	$146,460	$144,888

Total purchases of property and equipment for the three months ended March 31, 2025 and 2024 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statement of Operations

	Three Months Ended,
	2025	2024
Revenue	$279,705	$247,010
Adjusted cost of revenue(1)	(105,089)	(96,804)
Adjusted research and development(2)	(31,072)	(29,367)
Adjusted sales and marketing(3)	(71,245)	(67,062)
Adjusted general and administrative(4)	(19,596)	(16,191)
Other segment items(5)	(43,641)	(46,098)
Depreciation and amortization	(14,490)	(12,183)
Interest expense	(4,115)	(2,567)
Gain on early extinguishment of debt	—	6,615
Interest income and other	10,303	10,559
Provision for income taxes	(184)	(989)
Net income (loss)	$576	$(7,077)
___________________
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, and lease amortization for finance leases.
(2) Adjusted research and development includes research and development in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, and lease amortization for finance leases.
(3) Adjusted sales and marketing includes sales and marketing expense in accordance with GAAP, adjusted for depreciation and amortization, and stock-based compensation.
(4) Adjusted general and administrative included general and administrative expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, costs related to strategic consulting services, and legal fees related to the securities class action and other non-recurring legal matters.
(5) Other segment items included in segment net income (loss) includes stock-based compensation, exit costs related to the closure and relocation of our Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, costs related to strategic consulting services, and legal fees related to the securities class action and other non-recurring legal matters.
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
The Company entered into additional three-year equipment finance lease agreements and recognized $3.9 million right of use assets during the three months ended March 31, 2025, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $1.3 million within Finance lease liabilities and long-term lease liabilities of $2.6 million within Finance lease liabilities - less current portion during these periods.
The components of lease expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease cost	$3,171	$3,266
Finance lease cost:
Amortization of right-of-use assets	$2,008	$456
Interest on finance lease liabilities	261	66
Total finance lease cost	$2,269	$522
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(2,942)	$(3,119)
Financing cash used in finance leases	(2,166)	(479)
Right of use assets obtained in exchange for lease obligations:
Operating leases	803	209
Finance leases	3,853	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$36,444	$38,880

Operating lease liabilities	$11,131	$11,258
Operating lease liabilities — less current portion	34,987	37,071
Total operating lease liabilities	$46,118	$48,329
Finance leases
Finance lease right-of-use assets	$21,113	$19,269

Property and equipment, gross	$20,819	$21,708
Less: accumulated depreciation and amortization	(20,819)	(21,708)
Property and equipment, net	$—	$—

Finance lease liabilities	$9,090	$7,768
Finance lease liabilities — less current portion	12,321	11,688
Total finance lease liabilities	$21,411	$19,456
Weighted average remaining terms were as follows (in years):

	March 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	4.9	5.0
Finance leases	2.4	2.5
Weighted average discount rates were as follows:

	March 31, 2025	December 31, 2024
Weighted average discount rate
Operating leases	4.2%	4.2%
Finance leases	5.8%	5.8%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2025	$9,756	$7,567
2026	11,274	9,099
2027	8,353	5,906
2028	6,854	319
2029	6,824	—
Thereafter	7,596	—
Total future minimum lease payments	50,657	22,891
Less: imputed interest	(4,539)	(1,480)
Total	$46,118	$21,411

13. Acquisition
Acqueon
On August 27, 2024, the Company acquired all of the issued and outstanding shares of capital stock of Acqueon for total consideration of approximately $173.8 million. This acquisition, which was accounted for as a business combination, is intended to build on the pre-existing partnership between the companies, and to extend the Company's AI-powered CX platform by adding omnichannel proactive customer engagement to expand the Company's outbound capabilities.
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $139.4 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company recorded adjustments of less than $0.1 million and $1.3 million within one year from acquisition date measurement period for 2024 and for the three months ended March 31, 2025, respectively.
The following table presents the preliminary allocation of the purchase price at the acquisition date (in thousands):

Cash	$6,661
Tangible assets acquired	3,559
Other assets acquired	7,333
Acquired technology	30,400
Customer relationships	8,700
Trademarks	800
Goodwill	139,429
Total assets acquired	196,882
Deferred tax liability	(5,058)
Liabilities assumed	(17,997)
Total	$173,827

The acquired technology, customer relationships, and trademarks will be amortized on a straight-line basis over their estimated useful lives of eight years, five years, and three years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $7.9 million during 2024, and incurred no additional costs during the three months ended March 31, 2025, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive income (loss) from the date of acquisition and are not material to the Company's condensed consolidated financial statements.
14. Restructuring

On August 20, 2024, the Company announced a reduction in force plan (the “2024 Plan”) as part of its broader efforts to drive balanced, profitable growth, further supporting its positive, long-term outlook and focus on increasing shareholder value. The 2024 Plan reduced the Company’s global full-time employees by approximately 6%. For the year ended December 31, 2024, the Company incurred a total of $9.6 million in restructuring costs under the 2024 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, $9.4 million had been paid and the remaining $0.2 million was recorded within Accrued and other current liabilities in the consolidated balance sheets and is expected to be mostly paid in the second quarter of 2025. Other than as set forth herein, the Company does not expect to incur any additional costs under the 2024 Plan.

15. Subsequent Event
On March 31, 2025, the Board of Directors of the Company approved a reduction in force plan (the “2025 Plan”) as part of its broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth in supporting its positive, long-term outlook and increasing shareholder value. On April 3, 2025, the Company commenced execution of the 2025 Plan, which is expected to reduce the Company’s global full-time employees by approximately 4%. The Company estimates the cash expenditures associated with the 2025 Plan to be approximately $7 million to $9 million, primarily consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company estimates non-cash expenditures associated with the 2025 Plan to be approximately $1 million to $1.5 million related to the vesting of share-based awards. The Company expects to incur these expenses primarily in the second and third quarters of 2025. The actions associated with the 2025 Plan are expected to be substantially complete by the end of the second quarter of 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform, and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while related usage fees are billed in arrears. For each the three months ended March 31, 2025 and 2024, subscription and related usage fees accounted for 93% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic Factors
We are subject to risks and exposures, including continued macroeconomic challenges, the impact of global tariff increases, the Russia-Ukraine conflict and the conflicts in the Middle East. While the implications of macroeconomic challenges, and global and regional conflicts on our business, results of operations and overall financial position remain uncertain over the long term, we expect that macroeconomic challenges will continue to have an adverse impact on our revenue in future periods.
Reduction in Force Plans
In August 2024, we announced a reduction in force plan, or the 2024 Plan, as part of our broader efforts to drive balanced, profitable growth, further supporting our positive, long-term outlook and focus on increasing stockholder value. The 2024 Plan reduced our global full-time employees by approximately 6%. For the year ended December 31, 2024, we incurred a total of $9.6 million in restructuring costs under the 2024 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which were cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses. We do not expect to incur any additional costs under the 2024 Plan.

On March 31, 2025, we approved an additional reduction in force plan, or the 2025 Plan, as part of our broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth in supporting its positive, long-term outlook and increasing shareholder value. On April 3, 2025, we commenced execution of the 2025 Plan, which is expected to reduce our global full-time employees by approximately 4%. We estimate the cash expenditures associated with the 2025 Plan to be approximately $7 million to $9 million, primarily consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. We estimate non-cash expenditures associated with the 2025 Plan to be approximately $1 million to $1.5 million related to the vesting of share-based awards. We expect to incur these expenses primarily in the second and third quarters of 2025. The actions associated with the 2025 Plan are expected to be substantially complete by the end of the second quarter of 2025.
Key GAAP Operating Results
Our revenue increased to $279.7 million for the three months ended March 31, 2025 from $247.0 million for the three months ended March 31, 2024. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three months ended March 31, 2025 and 2024, no single customer accounted for more than 10% of our total revenue. As of March 31, 2025, we had over 3,000 customers across multiple industries with a wide range of license sizes. We had a net income of $0.6 million in the three months ended March 31, 2025, compared to a net loss of $7.1 million in the three months ended March 31, 2024.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development, infrastructure and investments in complementary businesses, technologies and intellectual property rights. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger customers, grow revenue from our existing customers, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of continued macroeconomic challenges, the impact of global tariff increases, the Russia-Ukraine conflict and the conflicts in the Middle East, in order to successfully grow our business and improve our operating results.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	March 31, 2025	March 31, 2024
Annual Dollar-Based Retention Rate	107%	109%
Our Dollar-Based Retention Rate decreased year-over-year primarily due to continued macroeconomic headwinds on our installed base and larger seasonal decreases in our consumer and healthcare vertical markets.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss). We calculate adjusted EBITDA as net income (loss) before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) gain on early extinguishment of debt, (5) interest income and other, (6) exit costs related to the closure and relocation of our Russian operations, (7) acquisition and related transaction costs and one-time integration costs, (8) lease amortization for finance leases, (9) one-time expenses related to strategic consulting services for operational review, (10) legal fees related to the securities class action and other non-recurring legal matters, (11) provision for income taxes, and (12) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net income (loss) to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$576	$(7,077)
Non-GAAP adjustments:
Depreciation and amortization (1)	14,490	12,183
Stock-based compensation (2)	39,245	44,684
Interest expense	4,115	2,567
Gain on early extinguishment of debt	—	(6,615)
Interest income and other	(10,303)	(10,559)
Exit costs related to closure and relocation of Russian operations	—	25
Acquisition and related transaction costs and one-time integration costs	982	932
Lease amortization for finance leases	2,008	457
One-time expenses related to strategic consulting services for operational review	1,265	—
Legal fees related to the securities class action	141	—
Provision for income taxes	184	989
Adjusted EBITDA	$52,703	$37,586
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of revenue	$11,883	$9,613
Research and development	680	890
Sales and marketing	36	27
General and administrative	1,891	1,653
Total depreciation and amortization	$14,490	$12,183
(2)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(3)Non-GAAP adjustments do not have a material impact on our worldwide income tax provision due to the tax treatment of the non-GAAP adjustments reported, and our domestic valuation allowance position.

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
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that macroeconomic challenges will continue to have an adverse impact on our revenue in future periods. For example, despite increases in up-sells and cross-sells, our installed base business, which contributes a significant portion of our annual revenue growth, continues to experience macroeconomic challenges.
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
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Based on the condensed consolidated statements of operations and comprehensive income (loss) set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	100%	100%
Cost of revenue	45%	46%
Gross profit	55%	54%
Operating expenses:
Research and development	15%	17%
Sales and marketing	30%	33%
General and administrative	12%	12%
Total operating expenses	57%	62%
Loss from operations	(2)%	(8)%
Other income (expense), net:
Interest expense	(2)%	(1)%
Gain on early extinguishment of debt	—%	3%
Interest income and other	4%	4%
Total other income (expense), net	2%	6%
Income (loss) before income taxes	—%	(2)%
Provision for income taxes	—%	1%
Net income (loss)	—%	(3)%

Revenue

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change

	(in thousands, except percentages)
Revenue	$279,705	$247,010	$32,695	13%
The increase in revenue for the three months ended March 31, 2025 compared to the same period of 2024 was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness.

Cost of Revenue

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$125,973	$114,530	$11,443	10%
% of Revenue	45%	46%
The increase in cost of revenue for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to a $2.9 million increase in third-party costs driven by increased customer activities, a $2.7 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $1.4 million increase in lease amortization of finance leases, a $1.1 million increase in amortization of capitalized internal-use software development costs, a $0.8 million increase in USF contributions and other federal telecommunication service fees due to increased customer usage, a $0.5 million increase in personnel-related costs, and a $0.5 million increase in usage and carrier costs due to increased volume. The $0.5 million increase in personnel-related costs was primarily driven by increased headcount and higher salaries, offset in part by a decrease in stock-based compensation costs.
Gross Profit

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$153,732	$132,480	$21,252	16%
% of Revenue	55%	54%
The increase in gross profit for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long- term with long-term revenue growth outpacing continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$41,100	$41,518	$(418)	(1)%
% of Revenue	15%	17%
The decrease in research and development expenses for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to a $5.2 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, offset in part by a $3.6 million increase in personnel-related costs, and a $0.8 million increase in staff augmentation costs. The $3.6 million increase in personnel-related costs was primarily driven by increased headcount and higher salaries, offset in part by a decrease in stock-based compensation costs.

Sales and Marketing

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$82,855	$81,109	$1,746	2%
% of Revenue	30%	33%
The increase in sales and marketing expenses for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to a $3.1 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, offset in part by a $2.8 million decrease in personnel-related costs mainly due to decreased headcount as a result of the 2024 Plan and by a decrease in stock-based compensation costs. The remaining increase was due to an increase in overall marketing spend.
General and Administrative

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$35,205	$30,548	$4,657	15%
% of Revenue	12%	12%
The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to a $1.6 million increase in professional costs mainly associated with strategic consulting services, a $1.2 million increase in personnel-related costs driven by increased headcount and higher salaries, offset in part by a decrease in stock-based compensation costs, and a $0.6 million increase in hosted software costs.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(4,115)	$(2,567)	$(1,548)	60%
Gain on early extinguishment of debt	—	6,615	(6,615)	—%
Interest income and other	10,303	10,559	(256)	(2)%
Total other income (expense), net	$6,188	$14,607	$(8,419)	(58)%
% of Revenue	2%	6%
The increase in interest expense for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to the issuance of the 2029 convertible senior notes in March 2024.
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
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of our 2029 convertible senior notes in March 2024, issuance of our 2025 convertible senior notes in May and June 2020 and of our 2023 convertible senior notes in May 2018, and lease facilities. As of March 31, 2025, we had $648.6 million in working capital, which included $370.3 million in cash and cash equivalents and $671.4 million in marketable investments. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from March 31, 2025.
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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations in Portugal, and the effect of the length and severity of the continued macroeconomic challenges, the impact of global tariff increases, the Russia-Ukraine conflict, and the conflicts in the Middle East, on these or other factors. We currently plan to use cash to settle amounts due under our convertible senior notes that mature on June 1, 2025. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our recent acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the impact of global tariff increases, the Russia-Ukraine conflict and the conflicts in the Middle East. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$48,384	$32,353
Net cash used in investing activities	(38,103)	(266,823)
Net cash (used in) provided by financing activities	(2,163)	331,396
Net increase in cash, cash equivalents and restricted cash	$8,118	$96,926

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
Net cash provided by operating activities was $48.4 million during the three months ended March 31, 2025. Net cash provided by operating activities resulted from our net income of $0.6 million, adjustments to reconcile net income to net cash provided by operating activities of $78.3 million, primarily consisting of $39.2 million of stock-based compensation, $20.4 million of amortization of deferred contract acquisition costs, $14.5 million of depreciation and amortization, $5.1 million of reduction in the carrying amount of right-of-use assets, and $1.4 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(30.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers and $(3.3) million accretion of discount on marketable investments.
Net cash provided by operating activities was $32.4 million during the three months ended March 31, 2024. Net cash provided by operating activities resulted from our net loss of $7.1 million, adjustments to reconcile net loss to net cash provided by operating activities of $66.3 million, primarily consisting of $44.7 million of stock-based compensation, $16.3 million of amortization of commission costs, $12.2 million of depreciation and amortization, $3.3 million of amortization of reduction in the carrying amount of right-of-use assets and $1.1 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(26.9) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash used in investing activities of $(38.1) million in the three months ended March 31, 2025 was comprised of $275.9 million related to purchases of marketable investments, $8.7 million in capitalized software development costs and $4.7 million in capital expenditures, offset in part by $251.3 million related to cash proceeds from maturities of marketable investments.
Net cash used in investing activities of $(266.8) million in the three months ended March 31, 2024 was comprised of $524.9 million related to purchases of marketable investments, $12.0 million in capital expenditures and $3.2 million in capitalized software development costs, offset in part by $273.1 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(2.2) million in the three months ended March 31, 2025 was from $2.2 million of payments related to finance leases.
Net cash provided by financing activities of $331.4 million in the three months ended March 31, 2024 was related to net cash proceeds of $728.8 million from the issuance of the 2029 convertible senior notes, net of initial purchasers' discounts and commissions and debt issuance costs, $0.5 million cash received from the partial termination of capped calls associated with the 2025 convertible senior notes, and $0.4 million of cash proceeds from the exercise of stock options, offset in part by $304.5 million from the repurchase of a portion of the 2025 convertible senior notes, $93.4 million from the payment for capped call transactions associated with the 2029 convertible senior notes, and $0.5 million of payments related to finance leases.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 22, 2024.

Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. As of March 31, 2025, the aggregate principal amount outstanding of our 2025 convertible senior notes was $434.4 million. We currently plan to use cash to settle amounts due under our convertible senior notes that mature on June 1, 2025, which will decrease our cash and cash equivalents, could preclude us from making other investments in our business and operations, and could necessitate or accelerate additional fundraising by us.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of March 31, 2025, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $50.7 million as of March 31, 2025, with $9.8 million payable in the remainder of 2025, $19.6 million payable within one to three years, $13.7 million payable within three to five years, and $7.6 million payable after five years. We also had outstanding finance lease obligations of $22.9 million as of March 31, 2025, with $7.6 million payable in the remainder of 2025, and $15.0 million payable within one to three years, and $0.3 million payable within three to five years. We entered into additional three-year equipment finance lease agreements and recognized $3.9 million right of use assets during the three months ended March 31, 2025, which were reported within "Finance lease right-of-use assets" and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $1.3 million within "Finance lease liabilities" and long-term lease liabilities of $2.6 million within "Finance lease liabilities - less current portion" during these periods. See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of March 31, 2025, we had outstanding cloud services and software and maintenance agreement commitments totaling $29.5 million, of which $11.7 million is expected to be purchased in the remainder of 2025, and the remaining $17.8 million is expected to be purchased in 2026. During 2024 and the three months ended March 31, 2025, we entered into equipment finance lease arrangements that resulted in $8.7 million additional reduction of our outstanding cloud services commitment.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of March 31, 2025, we had outstanding hosting and telecommunication usage services obligations of $13.5 million, with $5.1 million payable in the remainder of 2025, $7.0 million payable in 2026 and 2027, and $1.4 million payable in 2028 and 2029.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. We have received indemnification demands, and will likely continue to receive demands, from customers regarding our intellectual property indemnification obligations under these contracts. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), or consolidated statements of cash flows.
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
On December 4, 2024, a purported holder of our securities filed a putative class action complaint against us, our Chief Executive Officer, and our Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding us and our business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP has until May 30, 2025, to file an amended complaint. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. We intend to vigorously defend this lawsuit.
On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Company was served with the complaint on March 20, 2025. On April 4, 2025, the parties to the derivative action jointly filed a stipulation with the court to stay the derivative action until the resolution of the motion to dismiss in the securities action, as well as any subsequent motion to dismiss any further amended complaint in the securities action. On April 8, 2025, the court approved the stay stipulation.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024.
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $1,041.7 million as of March 31, 2025. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of March 31, 2025, aggregate principal amount outstanding of our convertible senior notes was $1,181.9 million. The fair values of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $2.8 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition to the other information set forth in this report, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended March 31, 2025, none of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

Exhibit Number	Description

10.1Ø+
Five9, Inc. 2019 Key Employee Severance Benefit Plan, as Amended (filed as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on February 18, 2025 (File No. 001-36383) and incorporated by reference herein).

10.2Ø+
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2025-2027 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2025 (File No. 001-36383) and incorporated by reference herein).

10.3Ø+
Consulting Agreement between Five9, Inc. and Daniel Burkland, dated February 7, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2025 (File No. 001-36383) and incorporated by reference herein).

10.4Ø+
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

Five9, Inc.
Date:	May 1, 2025	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Bryan Lee
Bryan Lee
Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)