Form 10-Q
period 2025-06-30
Five9, Inc.
filed 2025-07-31
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of July 25, 2025, there were 77,262,690 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we encourage you to carefully read, and include the following:
•adverse economic conditions, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of the Russia-Ukraine conflict, the impact of the conflicts in the Middle East, and other factors, may continue to harm our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,479	$362,546
Marketable investments	430,397	643,410
Accounts receivable, net	127,835	115,172
Prepaid expenses and other current assets	47,986	50,840
Deferred contract acquisition costs, net	82,497	76,600
Total current assets	894,194	1,248,568
Property and equipment, net	154,499	144,888
Operating lease right-of-use assets	37,433	38,880
Finance lease right-of-use assets	18,803	19,269
Intangible assets, net	58,068	65,632
Goodwill	366,698	365,436
Other assets	11,252	13,384
Deferred contract acquisition costs, net — less current portion	163,913	155,157
Total assets	$1,704,860	$2,051,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,063	$26,282
Accrued and other current liabilities	81,870	83,720
Operating lease liabilities	11,473	11,258
Finance lease liabilities	9,174	7,768
Deferred revenue	68,009	79,173
Convertible senior notes	—	433,490
Total current liabilities	201,589	641,691
Convertible senior notes - less current portion	733,620	731,855
Operating lease liabilities — less current portion	35,225	37,071
Finance lease liabilities — less current portion	10,012	11,688
Other long-term liabilities	7,037	6,717
Total liabilities	987,483	1,429,022
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	77	76
Additional paid-in capital	1,133,107	1,039,125
Accumulated other comprehensive income	108	636
Accumulated deficit	(415,915)	(417,645)
Total stockholders’ equity	717,377	622,192
Total liabilities and stockholders’ equity	$1,704,860	$2,051,214
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$283,269	$252,086	$562,974	$499,096
Cost of revenue	127,865	118,414	253,838	232,944
Gross profit	155,404	133,672	309,136	266,152
Operating expenses:
Research and development	39,912	40,717	81,012	82,235
Sales and marketing	80,668	78,332	163,523	159,441
General and administrative	36,385	33,988	71,590	64,536
Total operating expenses	156,965	153,037	316,125	306,212
Loss from operations	(1,561)	(19,365)	(6,989)	(40,060)
Other income (expense), net:
Interest expense	(3,820)	(3,906)	(7,935)	(6,473)
Gain on early extinguishment of debt	—	—	—	6,615
Interest income and other	7,917	13,800	18,220	24,359
Total other income (expense), net	4,097	9,894	10,285	24,501
Income (loss) before income taxes	2,536	(9,471)	3,296	(15,559)
Provision for income taxes	1,382	3,345	1,566	4,334
Net income (loss)	$1,154	$(12,816)	$1,730	$(19,893)
Net income (loss) per share:
Basic	$0.02	$(0.17)	$0.02	$(0.27)
Diluted	$0.01	$(0.17)	$0.02	$(0.27)
Shares used in computing net income (loss) per share:
Basic	76,654	74,203	76,303	73,845
Diluted	88,523	74,203	88,964	73,845
Comprehensive Income (Loss):
Net income (loss)	$1,154	$(12,816)	$1,730	$(19,893)
Other comprehensive loss	(389)	(199)	(528)	(1,084)
Comprehensive income (loss)	$765	$(13,015)	$1,202	$(20,977)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	73,849	$74	$895,754	$(303)	$(411,927)	$483,598
Issuance of common stock upon exercise of stock options	1	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	660	1	—	—	—	1
Issuance of common stock under ESPP	209	—	9,522	—	—	9,522
Stock-based compensation	—	—	45,761	—	—	45,761
Other comprehensive loss	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	(12,816)	(12,816)
Balance as of June 30, 2024	74,719	$75	$951,048	$(502)	$(424,743)	$525,878

Balance as of March 31, 2025	76,243	$76	$1,080,782	$497	$(417,069)	$664,286
Issuance of common stock upon exercise of stock options	5	—	28	—	—	28
Issuance of common stock upon vesting of restricted stock units	678	1	(1)	—	—	—
Issuance of common stock under ESPP	337	—	7,921	—	—	7,921
Stock-based compensation	—	—	44,377	—	—	44,377
Other comprehensive loss	—	—	—	(389)	—	(389)
Net income	—	—	—	—	1,154	1,154
Balance as of June 30, 2025	77,263	$77	$1,133,107	$108	$(415,915)	$717,377

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	73,317	$73	$942,280	$582	$(404,850)	$538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	15	—	397	—	—	397
Issuance of common stock upon vesting of restricted stock units	1,178	2	—	—	—	2
Issuance of common stock under ESPP	209	—	9,522	—	—	9,522
Stock-based compensation	—	—	91,748	—	—	91,748
Other comprehensive loss	—	—	—	(1,084)	—	(1,084)
Net loss	—	—	—	—	(19,893)	(19,893)
Balance as of June 30, 2024	74,719	$75	$951,048	$(502)	$(424,743)	$525,878

Balance as of December 31, 2024	75,808	$76	$1,039,125	$636	$(417,645)	$622,192
Issuance of common stock upon exercise of stock options	5	—	30	—	—	30
Issuance of common stock upon vesting of restricted stock units	1,113	1	(1)	—	—	—
Issuance of common stock under ESPP	337	—	7,921	—	—	7,921
Stock-based compensation	—	—	86,032	—	—	86,032
Other comprehensive loss	—	—	—	(528)	—	(528)
Net income	—	—	—	—	1,730	1,730
Balance as of June 30, 2025	77,263	$77	$1,133,107	$108	$(415,915)	$717,377

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$1,730	$(19,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,139	25,121
Reduction in the carrying amount of right-of-use assets	10,080	6,312
Amortization of deferred contract acquisition costs	41,528	33,825
Accretion of discount on marketable investments	(5,325)	(11,217)
Provision for credit losses	945	677
Stock-based compensation	81,104	88,316
Amortization of discount and issuance costs on convertible senior notes	2,680	2,509
Gain on early extinguishment of debt	—	(6,615)
Impairment charge of long-lived assets	835	—
Interest on finance lease obligations	548	126
Deferred taxes	33	356
Other	(201)	(190)
Changes in operating assets and liabilities:
Accounts receivable	(13,608)	(7,635)
Prepaid expenses and other current assets	2,854	(7,137)
Deferred contract acquisition costs	(56,181)	(53,032)
Other assets	2,552	(1,868)
Accounts payable	3,853	3,931
Accrued and other current liabilities	(8,096)	3,934
Deferred revenue	(11,522)	(3,484)
Other liabilities	497	(1,805)
Net cash provided by operating activities	83,445	52,231
Cash flows from investing activities:
Purchases of marketable investments	(315,146)	(816,492)
Proceeds from sales of marketable investments	90,502	12,517
Proceeds from maturities of marketable investments	442,655	470,755
Purchases of property and equipment	(8,218)	(18,722)
Capitalization of software development costs	(18,730)	(8,260)
Cash settlement for acquisition of businesses	—	99
Net cash provided by (used in) investing activities	191,063	(360,103)
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes	—	731,055
Payment of debt issuance costs	—	(2,212)
Payments for capped call transactions associated with the 2029 convertible senior notes	—	(93,438)
Repurchase of a portion of 2025 convertible senior notes, net of costs	—	(304,485)
Repayment of outstanding 2025 convertible senior notes at maturity	(434,405)	—
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	—	539
Proceeds from exercise of common stock options	30	397
Proceeds from sale of common stock under ESPP	7,921	9,522
Payment of finance lease liabilities	(4,671)	(966)
Net cash (used in) provided by financing activities	(431,125)	340,412
Net (decrease) increase in cash, cash equivalents and restricted cash	(156,617)	32,540
Cash, cash equivalents and restricted cash:
Beginning of period	364,185	144,842
End of period	$207,568	$177,382
Supplemental disclosures of cash flow data:
Cash paid for interest	$5,428	$1,603
Cash paid for income taxes	$2,923	$1,512
Non-cash investing and financing activities:
Property and equipment unpaid at period-end	$13,058	$16,684
Stock-based compensation included in capitalized software development costs	$4,928	$3,432

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$362,546	$143,201
Restricted cash in other assets	1,639	1,641
Total cash, cash equivalents and restricted cash	$364,185	$144,842

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$205,479	$175,699
Restricted cash in other assets	2,089	1,683
Total cash, cash equivalents and restricted cash	$207,568	$177,382

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
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net	$127,835	$115,172

Deferred contract acquisition costs, net:
Current	$82,497	$76,600
Non-current	163,913	155,157
Total deferred contract acquisition costs, net	$246,410	$231,757

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$3,054	$7,206
Contract liabilities (deferred revenue)	(68,009)	(79,173)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(507)	(865)
Net contract liabilities	$(65,462)	$(72,832)
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
In the three and six months ended June 30, 2025, the Company recognized revenue of $11.4 million and $60.9 million related to its contract liabilities at December 31, 2024.
Remaining Performance Obligations
As of June 30, 2025, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,150.1 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from June 30, 2025. The Company’s short-term marketable investments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$816	$—	$—	$816
U.S. treasury securities	217,055	135	(53)	217,137
U.S. agency and government-sponsored securities	184,880	26	(175)	184,731
Commercial paper	5,701	2	—	5,703
Municipal bonds	900	—	—	900
Corporate bonds	21,042	68	—	21,110
Total	$430,394	$231	$(228)	$430,397

	December 31, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$802	$—	$—	$802
U.S. treasury securities	442,353	442	(223)	442,572
U.S. agency and government-sponsored securities	146,762	16	(18)	146,760
Commercial paper	9,600	8	—	9,608
Corporate bonds	43,550	124	(6)	43,668
Total	$643,067	$590	$(247)	$643,410

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Less than 12 months		Less than 12 months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(53)	$112,141	$(223)	$104,716
U.S. agency and government-sponsored securities	(175)	98,667	(18)	76,484
Corporate bonds	—	—	(6)	4,219
Total	$(228)	$210,808	$(247)	$185,419

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of June 30, 2025, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of June 30, 2025 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$195,141	$195,156
Due after one year through two years	235,253	235,241
Total	$430,394	$430,397

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
The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$37,579	$—	$—	$37,579
Total cash equivalents	$37,579	$—	$—	$37,579

Marketable investments
Certificates of deposit	$—	$816	$—	$816
U.S. treasury securities	217,137	—	—	217,137
U.S. agency and government sponsored securities	—	184,731	—	184,731
Commercial paper	—	5,703	—	5,703
Municipal bonds	—	900	—	900
Corporate bonds	—	21,110	—	21,110
Total marketable investments	$217,137	$213,260	$—	$430,397

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$114,370	$—	$—	$114,370
Certificates of deposit	—	496	—	496
U.S. treasury securities	42,946	—	—	42,946
U.S. agency and government-sponsored securities	—	41,832	—	41,832
Total cash equivalents	$157,316	$42,328	$—	$199,644

Marketable investments
Certificates of deposit	$—	$802	$—	$802
U.S. treasury securities	442,572	—	—	442,572
U.S. agency and government-sponsored securities	—	146,760	—	146,760
Commercial paper	—	9,608	—	9,608
Corporate bonds	—	43,668	—	43,668
Total marketable investments	$442,572	$200,838	$—	$643,410
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). As of December 31, 2024, the estimated fair value of the outstanding 2025 convertible senior notes was $423.2 million. The 2025 convertible senior notes matured on June 1, 2025, and the Company settled its obligations with respect to the 2025 senior notes in cash in connection therewith. As of June 30, 2025 and December 31, 2024, the estimated fair value of the outstanding 2029 convertible senior notes was $653.7 million and $674.8 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge. The Company concluded that there was no further indicator of impairment of this investment as of June 30, 2025.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$167,900	$162,902
Money market funds	37,579	114,370
Certificates of deposit	—	496
U.S. treasury securities	—	42,946
U.S. agency and government sponsored securities	—	41,832
Total cash and cash equivalents	$205,479	$362,546
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$110,623	$99,551
Unbilled trade accounts receivable, net of advance customer deposits	17,596	15,962
Provision for credit losses	(384)	(341)
Accounts receivable, net	$127,835	$115,172
There was one customer that represented 12% of accounts receivable as of June 30, 2025.
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$34,516	$27,988
Other current assets	10,416	15,646
Contract assets	3,054	7,206
Prepaid expenses and other current assets	$47,986	$50,840
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer and network equipment	$177,866	$173,671
Computer software	65,765	66,455
Internal-use software development costs	72,900	49,340
Furniture and fixtures	4,559	5,127
Leasehold improvements	6,746	6,736
Property and equipment	327,836	301,329
Accumulated depreciation and amortization	(173,337)	(156,441)
Property and equipment, net	$154,499	$144,888
Depreciation and amortization expense associated with property and equipment was $11.2 million and $21.6 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense associated with property and equipment was $10.3 million and $19.8 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded impairment charge of property and equipment in the amount of $0.5 million and $0.8 million, respectively.

Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Other assets	$7,735	$8,984
Equity investment in a privately-held company	750	750
Deferred tax assets	2,767	3,650
Other assets	$11,252	$13,384
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses	$26,283	$30,822
Accrued compensation and benefits	46,403	44,002
Accrued federal fees	6,900	4,913
Sales tax liabilities	2,284	3,983
Accrued and other current liabilities	$81,870	$83,720
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred revenue	$507	$865
Deferred tax liabilities	460	186
Sales tax liabilities	1,080	244
Other long-term liabilities	4,990	5,422
Other long-term liabilities	$7,037	$6,717

5. Goodwill and Intangible Assets
The following table summarizes the activity in the Company's goodwill and intangible asset balances during the six months ended June 30, 2025 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2024	$365,436	$65,632
Measurement period adjustment (Acqueon)	1,262	—
Amortization	—	(7,564)
End of the period, June 30, 2025	$366,698	$58,068
The components of intangible assets were as follows (in thousands):

	June 30, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$105,714	$(57,317)	$48,397	5.9	$105,714	$(51,230)	$54,484	6.0
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(3,942)	8,908	3.9	12,850	(2,681)	10,169	4.4
Trademarks	1,300	(537)	763	1.9	1,300	(321)	979	2.4
Total	$120,334	$(62,266)	$58,068	5.5	$120,334	$(54,702)	$65,632	5.7

Amortization expense related to intangible assets was $3.5 million and $7.6 million for the three and six months ended June 30, 2025, respectively. Amortization expense related to intangible assets was $2.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2025	$6,903
2026	13,008
2027	8,612
2028	8,246
2029	7,328
Thereafter	13,971
Total	$58,068

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
The closing market price of the Company's common stock of $26.48 per share on June 30, 2025, the last trading day during the three months ended June 30, 2025, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 30, 2025, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended June 30, 2025, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending September 30, 2025.

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
The net carrying amount of the 2029 convertible senior notes was as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$747,500	$747,500
Unamortized issuance costs	(13,880)	(15,645)
Net carrying amount	$733,620	$731,855
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$1,869	$1,869	$3,738	$2,492
Amortization of issuance costs	899	886	1,765	1,170
Total interest expense	$2,768	$2,755	$5,503	$3,662
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
The 2025 convertible senior notes matured on June 1, 2025, and the Company settled its obligations with respect to the 2025 senior notes in cash in connection therewith. Prior to maturity, the 2025 convertible senior notes bore interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year. There were no changes to the 2025 convertible senior notes' initial conversion price of approximately $134.34 per share of common stock since the date of issuance.
The net carrying amount of the 2025 convertible senior notes as of December 31, 2024 was $433.5 million. There were no 2025 convertible senior notes outstanding as of June 30, 2025.
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$362	$543	$905	$1,347
Amortization of issuance costs	374	549	915	1,339
Total interest expense	$736	$1,092	$1,820	$2,686
In connection with the issuance of the 2025 convertible senior notes, the Company entered into privately negotiated capped call transactions (each a “2025 Capped Call,” and collectively the "2025 Capped Calls") with certain financial institutions. The 2025 Capped Calls each had an initial strike price of approximately $134.34, which corresponded to the initial conversion price of the 2025 convertible senior notes. In connection with the Repurchase Transaction, the Company unwound a portion of the 2025 Capped Calls. Refer to the Repurchase Transaction section above for further information. The remaining 2025 Capped Calls covered, subject to anti-dilution adjustments, approximately 3.2 million shares of the Company’s common stock. For accounting purposes, each 2025 Capped Call was a separate transaction from, and not part of the terms of the 2025 convertible senior notes. As these transactions met certain accounting criteria, the 2025 Capped Calls were recorded in stockholders' equity and were not accounted for as derivatives. Upon maturity, the outstanding 2025 Capped Calls associated with the 2025 convertible senior notes were settled with no consideration received since their strike prices were in excess of the Company's stock price at that time.
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2025 and December 31, 2024, the Company had 77,262,690 and 75,807,505 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of June 30, 2025 were as follows (in thousands):

June 30, 2025
Stock options outstanding	848
RSUs (including PRSUs) outstanding	7,198
Shares available for future grant under 2014 Plan	13,029
Shares available for future issuance under ESPP	3,961
Total shares of common stock reserved	25,036

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	860	$55.34
Options granted	—	—
Options exercised	(5)	5.57
Options forfeited or expired	(7)	127.66
Outstanding as of June 30, 2025	848	55.15	3.1	$3,860

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $26.48 per share as of June 30, 2025 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the six months ended June 30, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	5,829	$57.27
RSUs granted(1)	3,349	37.92
RSUs vested and released	(1,113)	66.82
RSUs forfeited or cancelled	(867)	51.31
Outstanding as of June 30, 2025	7,198	48.85

(1) Includes 267,711 PRSUs granted during the six months ended June 30, 2025.
PRSUs with Market Conditions During the six months ended June 30, 2025, the Company granted 267,711 market-based PRSUs with a grant date fair value of $13.9 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance during the 2025-2027 performance period as compared to the performance during such period of companies in the S&P Software and Services Select Index on January 1, 2025. The 2025-2027 performance period contains three overlapping measurement periods—a one-year period (2025), a two-year period (2025–2026), and a three-year period (2025–2027). One-third of the total market-based PRSUs may be earned and settled in shares following the end of each measurement period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs subject to the 2023-2025 performance period, the 2024-2026 performance period and the 2025-2027 performance period will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the performance periods and (ii) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
During the first quarter of 2025, the Company certified the performance results for the 2024 measurement period for the market-based PRSUs subject to the 2022-2024 performance period, the 2023-2025 performance period and the 2024-2026 performance period. The Company determined that its actual total shareholder return was (47.25)% for 2024. The Company's relative total shareholder return ranking for the market-based PRSUs subject to the 2022-2024 performance period was in the 3.7 percentile relative to companies in the S&P Software & Services Select Index on January 1, 2022, which resulted in a payout percentage of 0.00% of target for the 2024 measurement for such PRSUs. The Company's relative total shareholder return ranking for the market-based PRSUs subject to the 2023-2025 performance period was in the 2.9 percentile relative to companies in the S&P Software & Services Select Index on January 1, 2023, which resulted in a payout percentage of 0.00% of target for the 2024 measurement period for such PRSUs. The Company's relative total shareholder return ranking for the market-based PRSUs subject to the 2024-2026 performance period was in the 1.5 percentile relative to companies in the S&P Software & Services Select Index on January 1, 2024, which resulted in a payout percentage of 0.00% of target for the 2024 measurement period for such PRSUs.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of revenue	$7,296	$7,789	$14,480	$15,392
Research and development	8,829	9,827	17,519	20,757
Sales and marketing	13,355	13,824	24,929	27,844
General and administrative	12,379	12,192	24,176	24,323
Total stock-based compensation expense	$41,859	$43,632	$81,104	$88,316

As of June 30, 2025, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$499	$296,891	$17,148	$1,377
Weighted-average amortization period	0.6 years	2.7 years	1.5 years	0.4 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expected term (years)	—	—	2.84	2.85
Volatility	—	—	55.8%	49.4%
Risk-free interest rate	—	—	4.0%	4.5%
Dividend yield (1)	—	—	—	—
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$1,154	$(12,816)	$1,730	$(19,893)
Weighted-average shares used in computing basic and diluted net income (loss) per share:
Basic	76,654	74,203	76,303	73,845
Diluted	88,523	74,203	88,964	73,845
Basic and diluted net income (loss) per share:
Basic	$0.02	$(0.17)	$0.02	$(0.27)
Diluted	$0.01	$(0.17)	$0.02	$(0.27)
The following securities were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	—	901	—	901
RSUs (including PRSUs)	—	5,258	—	5,258
Convertible senior notes	—	12,646	—	10,272
Total	—	18,805	—	16,431
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended June 30, 2025 and 2024. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were included in the calculation of diluted net income per share for the three and six months ended June 30, 2025 and were excluded in the calculation of diluted net loss per share for the three and six months ended June 30, 2024 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2025 was approximately $1.4 million and $1.6 million, respectively. The provision for income taxes for the three and six months ended June 30, 2024 was approximately $3.3 million and $4.3 million, respectively.

The provision for income taxes for the three and six months ended June 30, 2025 and June 30, 2024 consisted primarily of U.S. federal and U.S. state tax expense as a result of IRC Section 174 research and experimental capitalization requirements and tax attribute utilization limitations, and foreign current income tax expense as a result of income produced by the Company's intercompany cost-plus operating model. For the three and six months ended June 30, 2025, the provision for income taxes differed from the statutory amount primarily due to the U.S. valuation allowance maintained against the U.S. net deferred tax assets. For the three and six months ended June 30,

2024, the provision for income taxes differed from the statutory amount primarily due to certain U.S. and foreign jurisdictions where a full valuation allowance was maintained against the net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of June 30, 2025 and December 31, 2024. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2025, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2024 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and material updates to these commitments during the six months ended June 30, 2025 are disclosed herein, including in this Note 10 and in Note 12.
As of June 30, 2025, the Company’s commitments under various co-location hosting and telecommunication usage service agreements totaled $12.0 million for terms ranging up to approximately five years. These agreements require the Company to make payments over the service term in exchange for certain network services.
As of June 30, 2025, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $25.5 million, of which $7.4 million is expected to be purchased in the remainder of 2025, and the remaining $18.1 million is expected to be purchased in 2026. The Company entered into equipment finance lease arrangements that resulted in a $6.7 million additional reduction of its outstanding cloud services commitment. See Note 12 for more information.
As of June 30, 2025, (i) no 2025 convertible senior notes were outstanding since they matured on June 1, 2025 and the Company settled its obligations with respect to the 2025 senior notes in cash in connection therewith, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding, which 2029 convertible senior notes have a maturity date of March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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
On December 4, 2024, a purported holder of the Company’s securities filed a putative class action complaint against the Company, its Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired the Company’s securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. The Company filed a motion to dismiss the amended complaint on July 29, 2025. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the

Company is unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. The Company intends to vigorously defend this lawsuit.
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
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
United States	$251,390	$224,532	$498,446	$443,792
International	31,879	27,554	64,528	55,304
Total revenue	$283,269	$252,086	$562,974	$499,096

Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2025	December 31, 2024
United States	$142,702	$136,382
International	11,797	8,506
Property and equipment, net	$154,499	$144,888

Total purchases of property and equipment for the six months ended June 30, 2025 and 2024 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statement of Operations

	Three Months Ended,		Six Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$283,269	$252,086	$562,974	$499,096
Adjusted cost of revenue(1)	(104,724)	(99,677)	(209,814)	(196,481)
Adjusted research and development(2)	(27,419)	(29,633)	(58,491)	(59,000)
Adjusted sales and marketing(3)	(63,967)	(64,482)	(135,212)	(131,544)
Adjusted general and administrative(4)	(19,209)	(16,513)	(38,804)	(32,704)
Other segment items(5)	(54,862)	(48,208)	(98,503)	(94,306)
Depreciation and amortization	(14,649)	(12,938)	(29,139)	(25,121)
Interest expense	(3,820)	(3,906)	(7,935)	(6,473)
Gain on early extinguishment of debt	—	—	—	6,615
Interest income and other	7,917	13,800	18,220	24,359
Provision for income taxes	(1,382)	(3,345)	(1,566)	(4,334)
Net income (loss)	$1,154	$(12,816)	$1,730	$(19,893)
___________________
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, and costs related to a reduction in force plan.
(2) Adjusted research and development includes research and development in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, and costs related to a reduction in force plan.
(3) Adjusted sales and marketing includes sales and marketing expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, and costs related to a reduction in force plan.
(4) Adjusted general and administrative included general and administrative expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, legal fees related to the securities class action, costs related to a reduction in force plan, and office closure lease termination costs.
(5) Other segment items included in segment net income (loss) includes stock-based compensation, exit costs related to the closure and relocation of our Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, legal fees related to the securities class action, costs related to a reduction in force plan, and office closure lease termination costs.
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
The Company entered into additional three-year equipment finance lease agreements and recognized $3.9 million right of use assets during the six months ended June 30, 2025, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $1.3 million within Finance lease liabilities and long-term lease liabilities of $2.6 million within Finance lease liabilities - less current portion during these periods.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$3,123	$2,804	$6,295	$6,070
Finance lease cost:
Amortization of right-of-use assets	$2,311	$455	$4,319	$911
Interest on finance lease liabilities	289	63	548	131
Total finance lease cost	$2,600	$518	$4,867	$1,042
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,519)	$(2,687)	$(6,893)	$(5,772)
Financing cash used in finance leases	(2,506)	(487)	(4,671)	(966)
Right of use assets obtained in exchange for lease obligations:
Operating leases	3,767	420	4,570	629
Finance leases	—	—	3,853	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$37,433	$38,880

Operating lease liabilities	$11,473	$11,258
Operating lease liabilities — less current portion	35,225	37,071
Total operating lease liabilities	$46,698	$48,329
Finance leases
Finance lease right-of-use assets	$18,803	$19,269

Property and equipment, gross	$20,813	$21,708
Less: accumulated depreciation and amortization	(20,813)	(21,708)
Property and equipment, net	$—	$—

Finance lease liabilities	$9,174	$7,768
Finance lease liabilities — less current portion	10,012	11,688
Total finance lease liabilities	$19,186	$19,456
Weighted average remaining terms were as follows (in years):

	June 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	4.7	5.0
Finance leases	2.2	2.5
Weighted average discount rates were as follows:

	June 30, 2025	December 31, 2024
Weighted average discount rate
Operating leases	4.3%	4.2%
Finance leases	5.8%	5.8%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2025	$6,752	$5,056
2026	12,240	9,095
2027	9,384	5,906
2028	7,659	319
2029	7,394	—
Thereafter	7,838	—
Total future minimum lease payments	51,267	20,376
Less: imputed interest	(4,569)	(1,190)
Total	$46,698	$19,186
As of June 30, 2025, the Company had entered into an additional operating lease that commenced on July 1, 2025, representing a total commitment over its term of approximately $3.8 million.

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
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $139.4 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company recorded adjustments of less than $0.1 million and $1.3 million within the one year from acquisition date measurement period for 2024 and for the six months ended June 30, 2025, respectively.
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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $7.9 million during 2024, and incurred no additional costs during the six months ended June 30, 2025, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive income (loss) from the date of acquisition and are not material to the Company's condensed consolidated financial statements.

14. Restructurings
On August 20, 2024, the Company announced a reduction in force plan (the “2024 Plan”) as part of its broader efforts to drive balanced, profitable growth, further supporting its positive, long-term outlook and focus on increasing stockholder value. The 2024 Plan reduced the Company’s global full-time employees by approximately 6%. For the year ended December 31, 2024, the Company incurred a total of $9.6 million in restructuring costs under the 2024 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, $9.4 million had been paid and the remaining $0.2 million was recorded within Accrued and other current liabilities in the consolidated balance sheets and is expected to be mostly paid in the second half of 2025. Other than as set forth herein, the Company does not expect to incur any additional costs under the 2024 Plan.
On March 31, 2025, the Board of Directors of the Company approved a reduction in force plan (the “2025 Plan”) as part of its broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth in supporting its positive, long-term outlook and increasing stockholder value. On April 3, 2025, the Company commenced execution of the 2025 Plan, which resulted in the reduction of the Company’s global full-time employees by approximately 4%. During the three and six months ended June 30, 2025, the Company incurred a total of $7.8 million in restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.3 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, $7.5 million had been paid and the remaining $0.3 million was recorded within Accrued and other current liabilities in the consolidated balance sheets and is expected to be mostly paid in the second half of 2025. During the three and six months ended June 30, 2025, the Company also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Other than as set forth herein, the Company does not expect to incur any additional costs under the 2025 Plan.

15. Subsequent Event
H.R.1, the One Big Beautiful Bill Act, was signed into law on July 4, 2025 (the “OBBBA”), introducing significant changes to the U.S. tax code, including the reinstatement of 100% bonus depreciation, the immediate expensing of domestic research and development expenditures under Section 174A, and modifications to the Section 163(j) interest deduction limitation, which may impact the Company's effective tax rate beginning in the third quarter of 2025. As the enactment occurred after the end of the Company's second fiscal quarter, the effects of the OBBBA are not reflected in its Q2 financial statements. However, the Company is currently evaluating the anticipated impact of the legislation on its tax position, cash flows, and capital allocation strategy.

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
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform, and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and six months ended June 30, 2025, subscription and related usage fees accounted for 93% of our revenue. For the three and six months ended June 30, 2024, subscription and related usage fees accounted for 91% and 92% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic Factors
We are subject to risks and exposures, including continued macroeconomic challenges, the impact of global tariff increases and potential future increases and announcements regarding same, the Russia-Ukraine conflict and the conflicts in the Middle East. While the implications of macroeconomic challenges, and global and regional conflicts on our business, results of operations and overall financial position remain uncertain over the long term, we expect that macroeconomic challenges will continue to have an adverse impact on our revenue in future periods.
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
On March 31, 2025, our Board of Directors approved a reduction in force plan, or the 2025 Plan, as part of our broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth in supporting our positive, long-term outlook and increasing stockholder value. On April 3, 2025, we commenced execution of the 2025 Plan, which resulted in the reduction of our global full-time employees by approximately 4%. During the three and six months ended June 30, 2025, we incurred a total of $7.8 million in restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.3 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2025, we also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). We do not expect to incur any additional costs under the 2025 Plan.
Key GAAP Operating Results
Our revenue increased to $283.3 million and $563.0 million for the three and six months ended June 30, 2025 from $252.1 million and $499.1 million for the three and six months ended June 30, 2024. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and six months ended June 30, 2025 and 2024, no single customer accounted for more than 10% of our total revenue. As of June 30, 2025, we had over 3,000 customers across multiple industries with a wide range of license sizes. We had net income of $1.2 million and $1.7 million in the three and six months ended June 30, 2025, compared to net losses of $12.8 million and $19.9 million in the three and six months ended June 30, 2024.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development, infrastructure and investments in complementary businesses, technologies and intellectual property rights. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger customers, grow revenue from our existing customers, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of continued macroeconomic challenges, the impact of global tariff increases and potential future increases and announcements regarding same, the Russia-Ukraine conflict and the conflicts in the Middle East, in order to successfully grow our business and improve our operating results.
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

The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	June 30, 2025	June 30, 2024
Annual Dollar-Based Retention Rate	108%	108%
Our Dollar-Based Retention Rate remained at the same level year-over-year, reflecting a combination of factors, including continued macroeconomic headwinds, as well as year-over-year challenges related to seasonal decreases in our consumer and healthcare vertical markets and a single large new customer ramping throughout 2024, offset by ongoing momentum in AI and expansions of larger existing customers.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss). We calculate adjusted EBITDA as net income (loss) before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) gain on early extinguishment of debt, (5) interest income and other, (6) exit costs related to the closure and relocation of our Russian operations, (7) acquisition and related transaction costs and one-time integration costs, (8) lease amortization for finance leases, (9) costs related to a reduction in force plan, (10) one-time expenses related to strategic consulting services for operational review, (11) other cost-reduction and productivity initiatives, (12) legal fees related to the securities class action, (13) office closure lease termination costs, (14) provision for income taxes, and (15) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net income (loss) to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$1,154	$(12,816)	$1,730	$(19,893)
Non-GAAP adjustments:
Depreciation and amortization (1)	14,649	12,938	29,139	25,121
Stock-based compensation (2)	41,859	43,632	81,104	88,316
Interest expense	3,820	3,906	7,935	6,473
Gain on early extinguishment of debt	—	—	—	(6,615)
Interest income and other	(7,917)	(13,800)	(18,220)	(24,359)
Exit costs related to closure and relocation of Russian operations	—	32	—	57
Acquisition and related transaction costs and one-time integration costs	1,489	4,089	2,470	5,020
Lease amortization for finance leases	2,311	455	4,319	912
Costs related to a reduction in force plan	7,766	—	7,766	—
One-time expenses related to strategic consulting services for operational review	—	—	1,265	—
Other cost-reduction and productivity initiatives	974	—	974	—
Legal fees related to the securities class action	368	—	509	—
Office closure lease termination costs	95	—	95	—
Provision for income taxes	1,382	3,345	1,566	4,334
Adjusted EBITDA	$67,950	$41,781	$120,652	$79,366
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of revenue	$12,161	$10,421	$24,044	$20,034
Research and development	799	741	1,479	1,631
Sales and marketing	27	26	63	53
General and administrative	1,662	1,750	3,553	3,403
Total depreciation and amortization	$14,649	$12,938	$29,139	$25,121
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
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Based on the condensed consolidated statements of operations and comprehensive income (loss) set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	100%	100%	100%	100%
Cost of revenue	45%	47%	45%	47%
Gross profit	55%	53%	55%	53%
Operating expenses:
Research and development	14%	16%	14%	16%
Sales and marketing	28%	31%	29%	32%
General and administrative	14%	14%	13%	13%
Total operating expenses	56%	61%	56%	61%
Loss from operations	(1)%	(8)%	(1)%	(8)%
Other income (expense), net:
Interest expense	(2)%	(1)%	(1)%	(1)%
Gain on early extinguishment of debt	—%	—%	—%	1%
Interest income and other	3%	5%	3%	5%
Total other income (expense), net	1%	4%	2%	5%
Income (loss) before income taxes	—%	(4)%	1%	(3)%
Provision for income taxes	—%	1%	1%	1%
Net income (loss)	—%	(5)%	—%	(4)%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Revenue	$283,269	$252,086	$31,183	12%	$562,974	$499,096	$63,878	13%
The increase in revenue for the three and six months ended June 30, 2025 compared to the same periods of 2024 was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$127,865	$118,414	$9,451	8%	$253,838	$232,944	$20,894	9%
% of Revenue	45%	47%			45%	47%
The increase in cost of revenue for the three and six months ended June 30, 2025 compared to the same periods of 2024 was primarily due to a $4.0 million and $6.8 million increase in third-party costs driven by increased customer activities, a $1.7 million and $3.0 million increase in lease amortization of finance leases, a $1.3 million and $1.8 million increase in personnel-related costs, a $1.2 million and $2.0 million increase in USF contributions and other federal telecommunication service fees due to increased customer usage, a $0.8 million and $1.9 million increase in amortization of capitalized internal-use software development costs, a $0.5 million and $1.1 million increase in usage and carrier costs due to increased volume, and a $0.3 million and $3.0 million increase in depreciation, data center and public cloud costs to support our growing capacity needs. The $1.3 million and $1.8 million increase in personnel-related costs was primarily driven by higher salaries, offset in part by a decrease in stock-based compensation costs.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$155,404	$133,672	$21,732	16%	$309,136	$266,152	$42,984	16%
% of Revenue	55%	53%			55%	53%
The increase in gross profit for the three and six months ended June 30, 2025 compared to the same periods of 2024 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long-term with long-term revenue growth outpacing continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$39,912	$40,717	$(805)	(2)%	$81,012	$82,235	$(1,223)	(1)%
% of Revenue	14%	16%			14%	16%
The decrease in research and development expenses for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $4.5 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, offset in part by a $3.7 million increase in personnel-related costs primarily driven by increased headcount and higher salaries, offset in part by a decrease in stock-based compensation costs.
The decrease in research and development expenses for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $9.7 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, offset in part by a $7.4 million increase in personnel-related costs, and a $0.5 million increase in staff augmentation costs. The $7.4 million increase in personnel-related costs was primarily driven by increased headcount and higher salaries, offset in part by a decrease in stock-based compensation costs.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$80,668	$78,332	$2,336	3%	$163,523	$159,441	$4,082	3%
% of Revenue	28%	31%			29%	32%
The increase in sales and marketing expenses for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $2.6 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, offset in part by a $0.8 million decrease in travel costs as a result of reduced business travel. The remaining increase was due to an increase in overall marketing spend.
The increase in sales and marketing expenses for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $5.7 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, offset in part by a $2.9 million decrease in personnel-related costs mainly due to decreased headcount as a result of the 2024 and 2025 Plans and by a decrease in stock-based compensation costs, and by a $0.9 million decrease in travel costs as a result of reduced business travel. The remaining increase was due to an increase in overall marketing spend.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$36,385	$33,988	$2,397	7%	$71,590	$64,536	$7,054	11%
% of Revenue	14%	14%			13%	13%
The increase in general and administrative expenses for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $2.1 million increase in personnel-related costs driven by increased headcount and higher salaries, and a $0.6 million increase in hosted software costs.
The increase in general and administrative expenses for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $3.3 million increase in personnel-related costs driven by increased headcount and higher salaries, a $0.5 million increase in professional costs mainly associated with strategic consulting services, and a $1.2 million increase in hosted software costs.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,820)	$(3,906)	$86	(2)%	$(7,935)	$(6,473)	$(1,462)	23%
Gain on early extinguishment of debt	—	—	—	—%	—	6,615	(6,615)	(100)%
Interest income and other	7,917	13,800	(5,883)	(43)%	18,220	24,359	(6,139)	(25)%
Total other income (expense), net	$4,097	$9,894	$(5,797)	(59)%	$10,285	$24,501	$(14,216)	(58)%
% of Revenue	1%	4%			2%	5%
The increase in interest expense for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to the issuance of the 2029 convertible senior notes in March 2024.
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
The decrease in interest income and other for the three and six months ended June 30, 2025 compared to the same periods of 2024 was primarily due to the $434.4 million of cash paid in connection with the maturity of the 2025 convertible notes resulting in lower investible balances, from lower interest rates, and from an increase in foreign currency transaction losses.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of convertible senior notes in March 2024, May and June 2020 and May 2018, and lease facilities. As of June 30, 2025, we had $692.6 million in working capital, which included $205.5 million in cash and cash equivalents and $430.4 million in marketable investments. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 senior notes through a cash payment of $434.4 million in connection therewith. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from June 30, 2025.
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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations in Portugal, and the effect of the length and severity of the continued macroeconomic challenges, the impact of global tariff increases and potential future increases and announcements regarding same, the Russia-Ukraine conflict, and the conflicts in the Middle East, on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our recent acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current economic downturn and fluctuations in the financial markets, including due to the impact of global tariff increases and potential future increases and announcements regarding same, the Russia-Ukraine conflict and the conflicts in the Middle East. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$83,445	$52,231
Net cash provided by (used in) investing activities	191,063	(360,103)
Net cash (used in) provided by financing activities	(431,125)	340,412
Net (decrease) increase in cash, cash equivalents and restricted cash	$(156,617)	$32,540

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
Net cash provided by operating activities was $83.4 million during the six months ended June 30, 2025. Net cash provided by operating activities resulted from our net income of $1.7 million, adjustments to reconcile net income to net cash provided by operating activities of $161.4 million, primarily consisting of $81.1 million of stock-based compensation, $41.5 million of amortization of deferred contract acquisition costs, $29.1 million of depreciation and amortization, $10.1 million of reduction in the carrying amount of right-of-use assets, and $2.7 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(79.7) million primarily due to the timing of cash payments to vendors and cash receipts from customers and $(5.3) million accretion of discount on marketable investments.
Net cash provided by operating activities was $52.2 million during the six months ended June 30, 2024. Net cash provided by operating activities resulted from our net loss of $19.9 million, adjustments to reconcile net loss to net cash provided by operating activities of $139.2 million, primarily consisting of $88.3 million of stock-based compensation, $33.8 million of amortization of deferred contract acquisition costs, $25.1 million of depreciation and amortization, $6.3 million of reduction in the carrying amount of right-of-use assets, $2.5 million of amortization of issuance costs on our convertible senior notes, $(11.2) million accretion of discount on marketable investments and $(6.6) million gain on early extinguishment of debt, partially offset by use of cash for operating assets and liabilities of $(67.1) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash provided by investing activities of $191.1 million in the six months ended June 30, 2025 was comprised of $533.2 million related to cash proceeds from maturities of marketable investments, offset in part by $315.1 million related to purchases of marketable investments, $18.7 million in capitalized software development costs and $8.2 million in capital expenditures.
Net cash used in investing activities of $(360.1) million in the six months ended June 30, 2024 was comprised of $816.5 million related to purchases of marketable investments, $18.7 million in capital expenditures and $8.3 million in capitalized software development costs, offset in part by $483.3 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(431.1) million in the six months ended June 30, 2025 was primarily related to $434.4 million of cash paid in connection with the maturity of the 2025 convertible senior notes and $4.7 million of payments related to finance leases, offset in part by $7.9 million from the sale of common stock under our employee stock purchase plan.
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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 senior notes in cash in connection therewith.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of June 30, 2025, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $51.3 million as of June 30, 2025, with $6.8 million payable in the remainder of 2025, $21.6 million payable within one to three years, $15.1 million payable within three to five years, and $7.8 million payable after five years. We also had outstanding finance lease obligations of $20.4 million as of June 30, 2025, with $5.1 million payable in the remainder of 2025, and $15.0 million payable within one to three years, and $0.3 million payable within three to five years. We entered into additional three-year equipment finance lease agreements and recognized $3.9 million right of use assets during the six months ended June 30, 2025, which were reported within "Finance lease right-of-use assets" and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $1.3 million within "Finance lease liabilities" and long-term lease liabilities of $2.6 million within "Finance lease liabilities - less current portion" during these periods. See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of June 30, 2025, we had outstanding cloud services and software and maintenance agreement commitments totaling $25.5 million, of which $7.4 million is expected to be purchased in the remainder of 2025, and the remaining $18.1 million is expected to be purchased in 2026. During 2024 and the six months ended June 30, 2025, we entered into equipment finance lease arrangements that resulted in $6.7 million additional reduction of our outstanding cloud services commitment.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of June 30, 2025, we had outstanding hosting and telecommunication usage services obligations of $12.0 million, with $3.3 million payable in the remainder of 2025, $7.3 million payable in 2026 and 2027, and $1.4 million payable in 2028 and 2029.
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
On December 4, 2024, a purported holder of our securities filed a putative class action complaint against us, our Chief Executive Officer, and our Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding us and our business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. We filed a motion to dismiss the amended complaint on July 29, 2025. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. We intend to vigorously defend this lawsuit.
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $635.9 million as of June 30, 2025. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2025, aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million. The fair values of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
The 2029 convertible senior notes bear fixed interest rates and, therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in March 2024 related to the issuance of our 2029 convertible senior notes.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $5.8 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended June 30, 2025, none of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement other than as set forth herein:

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold(1)	Aggregate # of securities to be purchased	Type of Arrangement(2)
Panos Kozanian	EVP, Product Engineering	May 14, 2025	March 31, 2026	39,623	—	Rule 10b5-1 trading arrangement
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

Five9, Inc.
Date:	July 31, 2025	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Bryan Lee
Bryan Lee
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)