Form 10-Q
period 2025-09-30
Five9, Inc.
filed 2025-11-06
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of October 31, 2025, there were 78,216,052 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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
•if we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may experience delays in the deployment of our solution and we could be subject to claims for credits or damages, among other things;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,409	$362,546
Marketable investments	482,747	643,410
Accounts receivable, net	138,486	115,172
Prepaid expenses and other current assets	49,590	50,840
Deferred contract acquisition costs, net	85,181	76,600
Total current assets	949,413	1,248,568
Property and equipment, net	164,305	144,888
Operating lease right-of-use assets	37,695	38,880
Finance lease right-of-use assets	16,507	19,269
Intangible assets, net	54,604	65,632
Goodwill	366,253	365,436
Other assets	11,107	13,384
Deferred contract acquisition costs, net — less current portion	168,521	155,157
Total assets	$1,768,405	$2,051,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,430	$26,282
Accrued and other current liabilities	80,568	83,720
Operating lease liabilities	11,187	11,258
Finance lease liabilities	8,826	7,768
Deferred revenue	74,737	79,173
Convertible senior notes	—	433,490
Total current liabilities	205,748	641,691
Convertible senior notes - less current portion	734,553	731,855
Operating lease liabilities — less current portion	35,398	37,071
Finance lease liabilities — less current portion	8,042	11,688
Other long-term liabilities	9,378	6,717
Total liabilities	993,119	1,429,022
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	78	76
Additional paid-in capital	1,172,401	1,039,125
Accumulated other comprehensive income	749	636
Accumulated deficit	(397,942)	(417,645)
Total stockholders’ equity	775,286	622,192
Total liabilities and stockholders’ equity	$1,768,405	$2,051,214
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$285,832	$264,182	$848,806	$763,278
Cost of revenue	128,552	121,933	382,390	354,877
Gross profit	157,280	142,249	466,416	408,401
Operating expenses:
Research and development	35,218	42,482	116,230	124,717
Sales and marketing	71,657	78,615	235,180	238,056
General and administrative	34,362	36,575	105,952	101,111
Total operating expenses	141,237	157,672	457,362	463,884
Income (loss) from operations	16,043	(15,423)	9,054	(55,483)
Other income (expense), net:
Interest expense	(3,087)	(4,068)	(11,022)	(10,541)
Gain on early extinguishment of debt	—	—	—	6,615
Interest income and other	5,660	11,144	23,880	35,503
Total other income (expense), net	2,573	7,076	12,858	31,577
Income (loss) before income taxes	18,616	(8,347)	21,912	(23,906)
Provision for (benefit from) income taxes	643	(3,868)	2,209	466
Net income (loss)	$17,973	$(4,479)	$19,703	$(24,372)
Net income (loss) per share:
Basic	$0.23	$(0.06)	$0.26	$(0.33)
Diluted	$0.21	$(0.06)	$0.22	$(0.33)
Shares used in computing net income (loss) per share:
Basic	77,528	74,876	76,716	74,192
Diluted	87,295	74,876	88,413	74,192
Comprehensive Income (Loss):
Net income (loss)	$17,973	$(4,479)	$19,703	$(24,372)
Other comprehensive income	641	2,330	113	1,246
Comprehensive income (loss)	$18,614	$(2,149)	$19,816	$(23,126)
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	74,719	$75	$951,048	$(502)	$(424,743)	$525,878
Issuance of common stock upon exercise of stock options	6	—	26	—	—	26
Issuance of common stock upon vesting of restricted stock units	483	—	—	—	—	—
Stock-based compensation	—	—	41,831	—	—	41,831
Other comprehensive income	—	—	—	2,330	—	2,330
Net loss	—	—	—	—	(4,479)	(4,479)
Balance as of September 30, 2024	75,208	$75	$992,905	$1,828	$(429,222)	$565,586

Balance as of June 30, 2025	77,263	$77	$1,133,107	$108	$(415,915)	$717,377
Issuance of common stock upon exercise of stock options	150	—	3,087	—	—	3,087
Issuance of common stock upon vesting of restricted stock units	801	1	(1)	—	—	—
Stock-based compensation	—	—	36,208	—	—	36,208
Other comprehensive income	—	—	—	641	—	641
Net income	—	—	—	—	17,973	17,973
Balance as of September 30, 2025	78,214	$78	$1,172,401	$749	$(397,942)	$775,286

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	73,317	$73	$942,280	$582	$(404,850)	$538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	21	—	423	—	—	423
Issuance of common stock upon vesting of restricted stock units	1,661	2	—	—	—	2
Issuance of common stock under ESPP	209	—	9,522	—	—	9,522
Stock-based compensation	—	—	133,579	—	—	133,579
Other comprehensive income	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	(24,372)	(24,372)
Balance as of September 30, 2024	75,208	$75	$992,905	$1,828	$(429,222)	$565,586

Balance as of December 31, 2024	75,808	$76	$1,039,125	$636	$(417,645)	$622,192
Issuance of common stock upon exercise of stock options	155	—	3,118	—	—	3,118
Issuance of common stock upon vesting of restricted stock units	1,914	2	(2)	—	—	—
Issuance of common stock under ESPP	337	—	7,921	—	—	7,921
Stock-based compensation	—	—	122,239	—	—	122,239
Other comprehensive income	—	—	—	113	—	113
Net income	—	—	—	—	19,703	19,703
Balance as of September 30, 2025	78,214	$78	$1,172,401	$749	$(397,942)	$775,286

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$19,703	$(24,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,911	38,265
Reduction in the carrying amount of right-of-use assets	15,174	10,631
Amortization of deferred contract acquisition costs	63,568	52,152
Accretion of discount on marketable investments	(6,658)	(16,833)
Provision for credit losses	1,254	806
Stock-based compensation	114,443	127,872
Amortization of discount and issuance costs on convertible senior notes	3,614	3,991
Gain on early extinguishment of debt	—	(6,615)
Impairment charge of an equity investment	—	1,250
Impairment charge of long-lived assets	835	—
Interest on finance lease obligations	743	258
Deferred taxes - excluding tax adjustments from an acquisition	23	441
Deferred taxes - tax adjustments from an acquisition	524	(4,831)
Other	159	(145)
Changes in operating assets and liabilities:
Accounts receivable	(24,569)	(15,559)
Prepaid expenses and other current assets	1,291	(9,562)
Deferred contract acquisition costs	(85,513)	(76,288)
Other assets	2,645	(1,452)
Accounts payable	523	8,651
Accrued and other current liabilities	(8,073)	5,380
Deferred revenue	(3,514)	184
Other liabilities	1,558	(871)
Net cash provided by operating activities	142,641	93,353
Cash flows from investing activities:
Purchases of marketable investments	(569,150)	(993,483)
Proceeds from sales of marketable investments	114,406	93,995
Proceeds from maturities of marketable investments	622,026	829,122
Purchases of property and equipment	(18,722)	(33,097)
Capitalization of software development costs	(29,121)	(14,211)
Payments of initial direct lease costs	(286)	—
Cash paid to acquire Acqueon Inc.	—	(167,166)
Cash settlement for acquisition of businesses	—	99
Net cash provided by (used in) investing activities	119,153	(284,741)
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes	—	731,055
Payment of debt issuance costs	—	(2,212)
Payments for capped call transactions associated with the 2029 convertible senior notes	—	(93,438)
Repurchase of a portion of 2025 convertible senior notes, net of costs	—	(304,485)
Repayment of outstanding 2025 convertible senior notes at maturity	(434,405)	—
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	—	539
Proceeds from exercise of common stock options	3,118	423
Proceeds from sale of common stock under ESPP	7,921	9,522
Payment of finance lease liabilities	(7,183)	(2,006)
Net cash (used in) provided by financing activities	(430,549)	339,398
Net (decrease) increase in cash, cash equivalents and restricted cash	(168,755)	148,010
Cash, cash equivalents and restricted cash:
Beginning of period	364,185	144,842
End of period	$195,430	$292,852
Supplemental disclosures of cash flow data:
Cash paid for interest	$9,450	$5,764
Cash paid for income taxes	$3,164	$3,337
Non-cash investing and financing activities:
Property and equipment unpaid at period-end	$11,414	$12,944
Capitalization of leasehold improvements and furniture and fixtures through non-cash lease incentive	$—	$37
Acquisition and related transaction costs accrued at period-end	$—	$591
Stock-based compensation included in capitalized software development costs	$7,796	$5,707

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$362,546	$143,201
Restricted cash in other assets	1,639	1,641
Total cash, cash equivalents and restricted cash	$364,185	$144,842

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$193,409	$290,959
Restricted cash in other assets	2,021	1,893
Total cash, cash equivalents and restricted cash	$195,430	$292,852

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Five9, Inc. and its wholly-owned subsidiaries (the “Company”) is a provider of cloud software for contact centers. The Company was incorporated in Delaware in 2001 and is headquartered in San Ramon, California. In addition to the United States, the Company has offices in Europe, Asia and Australia, which primarily provide research, development, sales, marketing, and customer support services.
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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, including accompanying notes, and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue and related reserves, as well as the fair value of assets acquired and liabilities assumed through business combinations and the fair value of performance-based restricted stock units ("PRSUs"). Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 21, 2025.
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the effective tax rate reconciliation and additional information on income taxes paid. This ASU is effective for the Company’s fiscal years beginning after December 15, 2024. Early adoption is permitted and may be adopted on a prospective or retrospective basis. The Company has evaluated the impact of this ASU and does not expect it to have a material impact on its consolidated financial statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to development project stages. It requires that an entity capitalize software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.
2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$138,486	$115,172

Deferred contract acquisition costs, net:
Current	$85,181	$76,600
Non-current	168,521	155,157
Total deferred contract acquisition costs, net	$253,702	$231,757

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$3,249	$7,206
Contract liabilities (deferred revenue)	(74,737)	(79,173)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(1,767)	(865)
Net contract liabilities	$(73,255)	$(72,832)
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
In the three and nine months ended September 30, 2025, the Company recognized revenue of $5.8 million and $66.7 million related to its contract liabilities at December 31, 2024.

Remaining Performance Obligations
As of September 30, 2025, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,121.2 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from September 30, 2025. The Company’s short-term marketable investments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,312	$—	$—	$1,312
U.S. treasury securities	257,504	325	(10)	257,819
U.S. agency and government-sponsored securities	196,196	65	(135)	196,126
Commercial paper	5,767	3	—	5,770
Municipal bonds	499	—	—	499
Corporate bonds	21,177	44	—	21,221
Total	$482,455	$437	$(145)	$482,747

	December 31, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$802	$—	$—	$802
U.S. treasury securities	442,353	442	(223)	442,572
U.S. agency and government-sponsored securities	146,762	16	(18)	146,760
Commercial paper	9,600	8	—	9,608
Corporate bonds	43,550	124	(6)	43,668
Total	$643,067	$590	$(247)	$643,410

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Less than 12 months		Less than 12 months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(10)	$28,881	$(223)	$104,716
U.S. agency and government-sponsored securities	(135)	85,524	(18)	76,484
Corporate bonds	—	—	(6)	4,219
Total	$(145)	$114,405	$(247)	$185,419

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of September 30, 2025, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of September 30, 2025 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$254,896	$255,194
Due after one year through two years	227,559	227,553
Total	$482,455	$482,747

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$68,861	$—	$—	$68,861
Certificates of deposit	—	996	—	996
U.S. treasury securities	8,112	—	—	8,112
U.S. agency and government sponsored securities	—	2,241	—	2,241
Commercial paper	—	401	—	401
Total cash equivalents	$76,973	$3,638	$—	$80,611

Marketable investments
Certificates of deposit	$—	$1,312	$—	$1,312
U.S. treasury securities	257,819	—	—	257,819
U.S. agency and government sponsored securities	—	196,126	—	196,126
Commercial paper	—	5,770	—	5,770
Municipal bonds	—	499	—	499
Corporate bonds	—	21,221	—	21,221
Total marketable investments	$257,819	$224,928	$—	$482,747

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$114,370	$—	$—	$114,370
Certificates of deposit	—	496	—	496
U.S. treasury securities	42,946	—	—	42,946
U.S. agency and government-sponsored securities	—	41,832	—	41,832
Total cash equivalents	$157,316	$42,328	$—	$199,644

Marketable investments
Certificates of deposit	$—	$802	$—	$802
U.S. treasury securities	442,572	—	—	442,572
U.S. agency and government-sponsored securities	—	146,760	—	146,760
Commercial paper	—	9,608	—	9,608
Corporate bonds	—	43,668	—	43,668
Total marketable investments	$442,572	$200,838	$—	$643,410
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). As of December 31, 2024, the estimated fair value of the outstanding 2025 convertible senior notes was $423.2 million. The 2025 convertible senior notes matured on June 1, 2025, and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith. As of September 30, 2025 and December 31, 2024, the estimated fair value of the outstanding 2029 convertible senior notes was $662.1 million and $674.8 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge. The Company concluded that there was no further indicator of impairment of this investment as of September 30, 2025.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.
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
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$112,798	$162,902
Money market funds	68,861	114,370
Certificates of deposit	996	496
U.S. treasury securities	8,112	42,946
U.S. agency and government sponsored securities	2,241	41,832
Commercial paper	401	—
Total cash and cash equivalents	$193,409	$362,546
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$117,064	$99,551
Unbilled trade accounts receivable, net of advance customer deposits	21,783	15,962
Provision for credit losses	(361)	(341)
Accounts receivable, net	$138,486	$115,172
There was one customer that represented 15% of accounts receivable as of September 30, 2025. For each of the three and nine months ended September 30, 2025 and 2024, no single customer accounted for more than 10% of our total revenue.
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$32,210	$27,988
Other current assets	14,131	15,646
Contract assets	3,249	7,206
Prepaid expenses and other current assets	$49,590	$50,840

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer and network equipment	$179,787	$173,671
Computer software	62,985	66,455
Internal-use software development costs	86,087	49,340
Furniture and fixtures	4,561	5,127
Leasehold improvements	6,743	6,736
Property and equipment	340,163	301,329
Accumulated depreciation and amortization	(175,858)	(156,441)
Property and equipment, net	$164,305	$144,888
Depreciation and amortization expense associated with property and equipment was $12.3 million and $33.9 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense associated with property and equipment was $9.9 million and $29.8 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded impairment charges of property and equipment in the amount of $0.0 million and $0.8 million, respectively.
Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Other assets	$8,013	$8,984
Equity investment in a privately-held company	750	750
Deferred tax assets	2,344	3,650
Other assets	$11,107	$13,384
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses	$22,419	$30,822
Accrued compensation and benefits	50,493	44,002
Accrued federal fees	4,704	4,913
Sales tax liabilities	2,952	3,983
Accrued and other current liabilities	$80,568	$83,720
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred revenue	$1,767	$865
Deferred tax liabilities	—	186
Sales tax liabilities	1,248	244
Other long-term liabilities	6,363	5,422
Other long-term liabilities	$9,378	$6,717

5. Goodwill and Intangible Assets
The following table summarizes the activity in the Company's goodwill and intangible asset balances during the nine months ended September 30, 2025 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2024	$365,436	$65,632
Measurement period adjustment (Acqueon)	817	—
Amortization	—	(11,028)
End of the period, September 30, 2025	$366,253	$54,604
The components of intangible assets were as follows (in thousands):

	September 30, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$105,714	$(60,055)	$45,659	5.9	$105,714	$(51,230)	$54,484	6.0
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(4,559)	8,291	3.7	12,850	(2,681)	10,169	4.4
Trademarks	1,300	(646)	654	1.7	1,300	(321)	979	2.4
Total	$120,334	$(65,730)	$54,604	5.5	$120,334	$(54,702)	$65,632	5.7

Amortization expense related to intangible assets was $3.5 million and $11.0 million for the three and nine months ended September 30, 2025, respectively. Amortization expense related to intangible assets was $3.2 million and $8.5 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2025	$3,439
2026	13,008
2027	8,612
2028	8,246
2029	7,328
Thereafter	13,971
Total	$54,604

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
The closing market price of the Company's common stock of $24.20 per share on September 30, 2025, the last trading day during the three months ended September 30, 2025, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 30, 2025, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2025, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending December 31, 2025.

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
The net carrying amount of the 2029 convertible senior notes was as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$747,500	$747,500
Unamortized issuance costs	(12,947)	(15,645)
Net carrying amount	$734,553	$731,855
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$1,869	$1,869	$5,606	$4,360
Amortization of issuance costs	933	920	2,699	2,090
Total interest expense	$2,802	$2,789	$8,305	$6,450
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
The 2025 convertible senior notes matured on June 1, 2025, and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith. Prior to maturity, the 2025 convertible senior notes bore interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 1 and December 1 of each year. There were no changes to the 2025 convertible senior notes' initial conversion price of approximately $134.34 per share of common stock since the date of issuance.
The net carrying amount of the 2025 convertible senior notes as of December 31, 2024 was $433.5 million. There were no 2025 convertible senior notes outstanding as of September 30, 2025.
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$—	$543	$905	$1,890
Amortization of issuance costs	—	562	915	1,901
Total interest expense	$—	$1,105	$1,820	$3,791
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2025 and December 31, 2024, the Company had 78,214,059 and 75,807,505 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of September 30, 2025 were as follows (in thousands):

September 30, 2025
Stock options outstanding	661
RSUs (including PRSUs) outstanding	6,451
Shares available for future grant under 2014 Plan	13,012
Shares available for future issuance under ESPP	3,961
Total shares of common stock reserved	24,085

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	860	$55.34
Options granted	—	—
Options exercised	(156)	20.04
Options forfeited or expired	(43)	92.55
Outstanding as of September 30, 2025	661	61.20	1.7	$2,402

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $24.20 per share as of September 30, 2025 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the nine months ended September 30, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	5,829	$57.27
RSUs granted(1)	3,979	35.71
RSUs vested and released	(1,914)	59.13
RSUs forfeited or cancelled	(1,443)	53.73
Outstanding as of September 30, 2025	6,451	45.77

(1) Includes 324,165 PRSUs granted during the nine months ended September 30, 2025.
PRSUs with Market Conditions During the nine months ended September 30, 2025, the Company granted 324,165 market-based PRSUs with a grant date fair value of $15.0 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance during the 2025-2027 performance period as compared to the performance during such period of companies in the S&P Software and Services Select Index on January 1, 2025. The 2025-2027 performance period contains three overlapping measurement periods—a one-year period (2025), a two-year period (2025–2026), and a three-year period (2025–2027). One-third of the total market-based PRSUs may be earned and settled in shares following the end of each measurement period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final one-year performance period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs subject to the 2023-2025 performance period, the 2024-2026 performance period and the 2025-2027 performance period will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the performance periods and (ii) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
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
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of revenue	$6,852	$7,512	$21,332	$22,904
Research and development	6,896	8,244	24,415	29,001
Sales and marketing	8,401	12,490	33,330	40,334
General and administrative	11,190	11,310	35,366	35,633
Total stock-based compensation expense	$33,339	$39,556	$114,443	$127,872

As of September 30, 2025, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$171	$247,832	$13,549	$459
Weighted-average amortization period	0.4 years	2.5 years	1.4 years	0.1 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expected term (years)	2.38	—	2.76	2.85
Volatility	52.2%	—	55.2%	49.4%
Risk-free interest rate	3.7%	—	4.0%	4.5%
Dividend yield (1)	—	—	—	—
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$17,973	$(4,479)	$19,703	$(24,372)
Weighted-average shares used in computing basic and diluted net income (loss) per share:
Basic	77,528	74,876	76,716	74,192
Diluted	87,295	74,876	88,413	74,192
Basic and diluted net income (loss) per share:
Basic	$0.23	$(0.06)	$0.26	$(0.33)
Diluted	$0.21	$(0.06)	$0.22	$(0.33)
The following securities were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	—	891	—	891
RSUs (including PRSUs)	—	5,269	—	5,269
Convertible senior notes	—	12,646	—	11,069
Total	—	18,806	—	17,229
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and nine months ended September 30, 2025 and 2024. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2025 and were excluded in the calculation of diluted net loss per share for the three and nine months ended September 30, 2024 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2025 was approximately $0.6 million and $2.2 million, respectively. The (benefit from) provision for income taxes for the three and nine months ended September 30, 2024 was approximately $(3.9) million and $0.5 million, respectively.

The provision for income taxes for the three and nine months ended September 30, 2025 and September 30, 2024 consisted primarily of U.S. state tax expense as a result of tax attribute utilization limitations, foreign current income tax expense as a result of income produced by the Company's intercompany cost-plus operating model, and a measurement period adjustment related to the deferred tax liabilities of Acqueon Inc. ("Acqueon"), acquired during 2024, to reduce the Company's 2024 benefit from the partial U.S. valuation allowance release, discussed below. The Company's projected U.S. income tax expense decreased as compared to prior quarters primarily due to the impact from H.R.1, the One Big Beautiful Bill Act, signed into law on July 4, 2025. The impact included immediate expensing of domestic research and development expenditures under Section 174A and reinstatement of 100% bonus depreciation for certain assets.

The benefit from income taxes for the three months ended September 30, 2024 was primarily related to the Company's acquisition of Acqueon, which included a domestic net deferred tax liability balance of $4.8 million and provided the Company with a source of taxable income to release a portion of the consolidated domestic valuation allowance. The provision for income taxes for the nine months ended September 30, 2024 consisted primarily of U.S. federal and state expense as a result of Section 174 and tax attribute utilization limitations, and foreign current income tax expense as a result from income produced by the Company's intercompany operating model, which were partially offset by the benefit related to the Company's acquisition of Acqueon, discussed above.

For the three and nine months ended September 30, 2025, the provision for income taxes differed from the statutory amount primarily due to the U.S. valuation allowance maintained against the U.S. net deferred tax assets. For the three and nine months ended September 30, 2024, the provision for income taxes differed from the statutory amount primarily due to certain U.S. and foreign jurisdictions where a full valuation allowance was maintained against the net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of September 30, 2025 and December 31, 2024. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2025, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2024 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and material updates to these commitments during the nine months ended September 30, 2025 are disclosed herein, including in this Note 10 and in Note 12.
As of September 30, 2025, the Company’s commitments under various co-location hosting and telecommunication usage service agreements totaled $12.4 million for terms ranging up to approximately five years. These agreements require the Company to make payments over the service term in exchange for certain network services.
As of September 30, 2025, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $20.4 million, of which $2.8 million is expected to be purchased in the remainder of 2025, and the remaining $17.6 million is expected to be purchased in 2026. The Company entered into equipment finance lease arrangements that resulted in a $4.6 million additional reduction of its outstanding cloud services commitment. See Note 12 for more information.
As of September 30, 2025, (i) no 2025 convertible senior notes were outstanding since they matured on June 1, 2025 and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding, which 2029 convertible senior notes have a maturity date of March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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
On December 4, 2024, a purported holder of the Company’s securities filed a putative class action complaint against the Company, its Chief Executive Officer, and its then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired the Company’s securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. The Company filed a motion to dismiss the amended complaint on July 29, 2025. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. The Company intends to vigorously defend this lawsuit.
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
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
United States	$253,795	$235,274	$752,241	$679,066
International	32,037	28,908	96,565	84,212
Total revenue	$285,832	$264,182	$848,806	$763,278

Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2025	December 31, 2024
United States	$151,524	$136,382
International	12,781	8,506
Property and equipment, net	$164,305	$144,888

Total purchases of property and equipment for the nine months ended September 30, 2025 and 2024 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statement of Operations

	Three Months Ended,		Nine Months Ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$285,832	$264,182	$848,806	$763,278
Adjusted cost of revenue(1)	(106,209)	(100,903)	(316,023)	(297,384)
Adjusted research and development(2)	(26,204)	(31,145)	(84,695)	(90,145)
Adjusted sales and marketing(3)	(63,063)	(61,669)	(198,275)	(193,213)
Adjusted general and administrative(4)	(18,636)	(18,105)	(57,440)	(50,809)
Other segment items(5)	(39,905)	(54,639)	(138,408)	(148,945)
Depreciation and amortization	(15,772)	(13,144)	(44,911)	(38,265)
Interest expense	(3,087)	(4,068)	(11,022)	(10,541)
Gain on early extinguishment of debt	—	—	—	6,615
Interest income and other	5,660	11,144	23,880	35,503
(Provision for) benefit from income taxes	(643)	3,868	(2,209)	(466)
Net income (loss)	$17,973	$(4,479)	$19,703	$(24,372)
___________________
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, and costs related to reduction in force plans.
(2) Adjusted research and development includes research and development in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, and costs related to reduction in force plans.
(3) Adjusted sales and marketing includes sales and marketing expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, and costs related to reduction in force plans.
(4) Adjusted general and administrative included general and administrative expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, legal fees related to the securities class action, costs related to reduction in force plans, and office closure lease termination costs.
(5) Other segment items included in segment net income (loss) includes stock-based compensation, exit costs related to the closure and relocation of our Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, legal fees related to the securities class action, costs related to reduction in force plans, and office closure lease termination costs.
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
The Company entered into additional three-year equipment finance lease agreements and recognized $3.9 million right of use assets during the nine months ended September 30, 2025, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $1.3 million within Finance lease liabilities and long-term lease liabilities of $2.6 million within Finance lease liabilities - less current portion during these periods.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$3,292	$3,933	$9,587	$10,003
Finance lease cost:
Amortization of right-of-use assets	$2,301	$950	$6,619	$1,862
Interest on finance lease liabilities	258	132	809	262
Total finance lease cost	$2,559	$1,082	$7,428	$2,124
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,579)	$(3,125)	$(10,471)	$(9,344)
Financing cash used in finance leases	(2,511)	(1,039)	(7,183)	(2,006)
Right of use assets obtained in exchange for lease obligations:
Operating leases	3,059	10,679	7,629	11,314
Finance leases	—	18,559	3,853	18,559

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$37,695	$38,880

Operating lease liabilities	$11,187	$11,258
Operating lease liabilities — less current portion	35,398	37,071
Total operating lease liabilities	$46,585	$48,329
Finance leases
Finance lease right-of-use assets	$16,507	$19,269

Property and equipment, gross	$14,395	$21,708
Less: accumulated depreciation and amortization	(14,395)	(21,708)
Property and equipment, net	$—	$—

Finance lease liabilities	$8,826	$7,768
Finance lease liabilities — less current portion	8,042	11,688
Total finance lease liabilities	$16,868	$19,456
Weighted average remaining terms were as follows (in years):

	September 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	4.6	5.0
Finance leases	1.9	2.5
Weighted average discount rates were as follows:

	September 30, 2025	December 31, 2024
Weighted average discount rate
Operating leases	4.4%	4.2%
Finance leases	5.8%	5.8%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2025	$3,232	$2,511
2026	12,578	9,062
2027	10,012	5,906
2028	8,375	319
2029	8,131	—
Thereafter	8,983	—
Total future minimum lease payments	51,311	17,798
Less: imputed interest	(4,726)	(930)
Total	$46,585	$16,868

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
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $139.0 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered final. The Company recorded adjustments of less than $0.1 million and $0.8 million within the one year from acquisition date measurement period for 2024 and for the nine months ended September 30, 2025, respectively.
The following table presents the final allocation of the purchase price at the acquisition date (in thousands):

Cash	$6,661
Tangible assets acquired	3,559
Other assets acquired	7,382
Acquired technology	30,400
Customer relationships	8,700
Trademarks	800
Goodwill	138,984
Total assets acquired	196,486
Deferred tax liability	(4,534)
Liabilities assumed	(18,125)
Total	$173,827

The acquired technology, customer relationships, and trademarks will be amortized on a straight-line basis over their estimated useful lives of eight years, five years, and three years, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $7.9 million during 2024, and incurred no additional costs during the nine months ended September 30, 2025, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive income (loss) from the date of acquisition and are not material to the Company's condensed consolidated financial statements.

14. Restructurings
On August 20, 2024, the Company announced a reduction in force plan (the “2024 Plan”) as part of its broader efforts to drive balanced, profitable growth, further supporting its positive, long-term outlook and focus on increasing stockholder value. The 2024 Plan reduced the Company’s global full-time employees by approximately 6%. For the year ended December 31, 2024, the Company incurred a total of $9.6 million in restructuring costs under the 2024 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, $9.4 million had been paid and the remaining $0.2 million was recorded within accrued and other current liabilities in the consolidated balance sheets and is expected to be mostly paid in the remainder of 2025. Other than as set forth herein, the Company does not expect to incur any additional costs under the 2024 Plan.
On March 31, 2025, the Board of Directors of the Company approved a reduction in force plan (the “2025 Plan”) as part of its broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth in supporting its positive, long-term outlook and increasing stockholder value. On April 3, 2025, the Company commenced execution of the 2025 Plan, which resulted in the reduction of the Company’s global full-time employees by approximately 4%. During the three months ended September 30, 2025, the Company incurred a total of $0.1 million in restructuring costs under the 2025 Plan, consisting of notice period payments, which was recorded in sales and marketing expenses. During the nine months ended September 30, 2025, the Company incurred a total of $7.9 million in restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.4 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, $7.7 million had been paid and the remaining $0.2 million was recorded within accrued and other current liabilities in the consolidated balance sheets and is expected to be mostly paid in the remainder of 2025. During the nine months ended September 30, 2025, the Company also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Other than as set forth herein, the Company does not expect to incur any additional costs under the 2025 Plan.

15. Subsequent Event
On October 29, 2025, the Board of Directors of the Company authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $150.0 million (the “2025 Share Repurchase Program”). As part of the 2025 Share Repurchase Program, the Company intends to enter into a $50.0 million accelerated share repurchase plan.
Repurchases under the 2025 Share Repurchase Program will be made pursuant to open market purchases, solicited or unsolicited privately negotiated transactions, accelerated share repurchase transactions, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The 2025 Share Repurchase Program will be funded using the Company's cash on hand and future cash flow generation.
The timing, manner, price, and amount of repurchases under the 2025 Share Repurchase Program is subject to the discretion of the Company’s management. The Company is not obligated to acquire a specified number of shares under the 2025 Share Repurchase Program, which may be suspended, modified, or terminated at any time, without prior notice. The 2025 Share Repurchase Program terminates on December 31, 2027.

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
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform, and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while related usage fees are billed in arrears. For each of the three and nine months ended September 30, 2025, subscription and related usage fees accounted for 93% of our revenue. For each of the three and nine months ended September 30, 2024, subscription and related usage fees accounted for 92% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
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
On March 31, 2025, our Board of Directors approved a reduction in force plan, or the 2025 Plan, as part of our broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth in supporting our positive, long-term outlook and increasing stockholder value. On April 3, 2025, we commenced execution of the 2025 Plan, which resulted in the reduction of our global full-time employees by approximately 4%. During the nine months ended September 30, 2025, we incurred a total of $7.9 million in restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.4 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2025, we also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). We do not expect to incur any additional costs under the 2025 Plan.
Key GAAP Operating Results
Our revenue increased to $285.8 million and $848.8 million for the three and nine months ended September 30, 2025 from $264.2 million and $763.3 million for the three and nine months ended September 30, 2024. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and nine months ended September 30, 2025 and 2024, no single customer accounted for more than 10% of our total revenue. As of September 30, 2025, we had over 3,000 customers across multiple industries with a wide range of license sizes. We had net income of $18.0 million and $19.7 million in the three and nine months ended September 30, 2025, compared to net losses of $4.5 million and $24.4 million in the three and nine months ended September 30, 2024.
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

The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended
	September 30, 2025	September 30, 2024
Annual Dollar-Based Retention Rate	107%	108%
Our Dollar-Based Retention Rate decreased year-over-year, reflecting a combination of factors, including continued macroeconomic headwinds, as well as year-over-year challenges related to a single large new customer ramping significantly throughout 2024 and seasonal increases being stronger in the second half of 2024, offset in part by ongoing momentum in AI and expansions of larger existing customers.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss). We calculate adjusted EBITDA as net income (loss) before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) gain on early extinguishment of debt, (5) interest income and other, (6) exit costs related to the closure and relocation of our Russian operations, (7) acquisition and related transaction costs and one-time integration costs, (8) lease amortization for finance leases, (9) costs related to reduction in force plans, (10) one-time expenses related to strategic consulting services for operational review, (11) other cost-reduction and productivity initiatives, (12) legal fees related to the securities class action, (13) office closure lease termination costs, (14) provision for (benefit from) income taxes, and (15) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net income (loss) to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$17,973	$(4,479)	$19,703	$(24,372)
Non-GAAP adjustments:
Depreciation and amortization (1)	15,772	13,144	44,911	38,265
Stock-based compensation (2)	33,339	39,556	114,443	127,872
Interest expense	3,087	4,068	11,022	10,541
Gain on early extinguishment of debt	—	—	—	(6,615)
Interest income and other	(5,660)	(11,144)	(23,880)	(35,503)
Exit costs related to closure and relocation of Russian operations	—	21	—	78
Acquisition and related transaction costs and one-time integration costs	1,620	4,486	4,090	9,506
Lease amortization for finance leases	2,300	951	6,619	1,863
Costs related to reduction in force plans	403	9,625	8,169	9,625
One-time expenses related to strategic consulting services for operational review	—	—	1,265	—
Other cost-reduction and productivity initiatives	1,851	—	2,825	—
Legal fees related to the securities class action	392	—	901	—
Office closure lease termination costs	—	—	95	—
Provision for (benefit from) income taxes	643	(3,868)	2,209	466
Adjusted EBITDA	$71,720	$52,360	$192,372	$131,726
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of revenue	$13,381	$10,414	$37,371	$30,448
Research and development	731	721	2,147	2,352
Sales and marketing	11	32	59	85
General and administrative	1,649	1,977	5,334	5,380
Total depreciation and amortization	$15,772	$13,144	$44,911	$38,265
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
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Based on the condensed consolidated statements of operations and comprehensive income (loss) set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	100%	100%	100%	100%
Cost of revenue	45%	46%	45%	46%
Gross profit	55%	54%	55%	54%
Operating expenses:
Research and development	13%	16%	14%	16%
Sales and marketing	25%	30%	28%	32%
General and administrative	12%	14%	12%	13%
Total operating expenses	50%	60%	54%	61%
Income (loss) from operations	5%	(6)%	1%	(7)%
Other income (expense), net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Gain on early extinguishment of debt	—%	—%	—%	1%
Interest income and other	2%	4%	3%	4%
Total other income (expense), net	1%	3%	2%	4%
Income (loss) before income taxes	6%	(3)%	3%	(3)%
Provision for (benefit from) income taxes	—%	(1)%	1%	—%
Net income (loss)	6%	(2)%	2%	(3)%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Revenue	$285,832	$264,182	$21,650	8%	$848,806	$763,278	$85,528	11%
The increase in revenue for the three and nine months ended September 30, 2025 compared to the same periods of 2024 was primarily attributable to our larger customers, driven by our sales and marketing activities, and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$128,552	$121,933	$6,619	5%	$382,390	$354,877	$27,513	8%
% of Revenue	45%	46%			45%	46%
The increase in cost of revenue for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $4.8 million increase in third-party costs driven by increased customer activities, a $2.3 million increase in amortization of capitalized internal-use software development costs, a $1.2 million increase in lease amortization of finance leases, a $1.1 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $0.6 million increase in usage and carrier costs due to increased volume, and a $0.3 million increase in amortization of intangibles in connection with the acquisition of Acqueon in August 2024, offset in part by a $3.3 million decrease in personnel-related costs primarily driven by a decrease in stock-based compensation costs, and by a $0.5 million decrease in office, facilities and related costs.
The increase in cost of revenue for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $10.9 million increase in third-party costs driven by increased customer activities, a

$4.3 million increase in amortization of capitalized internal-use software development costs, a $4.2 million increase in lease amortization of finance leases, a $4.2 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $2.5 million increase in amortization of intangibles in connection with the acquisition of Acqueon in August 2024, a $2.2 million increase in USF contributions and other federal telecommunication service fees due to increased customer usage, a $1.6 million increase in usage and carrier costs due to increased volume, offset in part by a $1.6 million decrease in personnel-related costs primarily driven by a decrease in stock-based compensation costs, and by a $0.9 million decrease in office, facilities and related costs.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$157,280	$142,249	$15,031	11%	$466,416	$408,401	$58,015	14%
% of Revenue	55%	54%			55%	54%
The increase in gross profit for the three and nine months ended September 30, 2025 compared to the same periods of 2024 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long-term with long-term revenue growth outpacing continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$35,218	$42,482	$(7,264)	(17)%	$116,230	$124,717	$(8,487)	(7)%
% of Revenue	13%	16%			14%	16%
The decrease in research and development expenses for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $4.1 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, which resulted in a corresponding decrease in research and development costs, a $1.9 million decrease in personnel-related costs primarily driven by a decrease in stock-based compensation costs, and a $0.4 million decrease in staff augmentation costs.
The decrease in research and development expenses for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $13.9 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, which resulted in a corresponding decrease in research and development costs, offset in part by a $5.4 million increase in personnel-related costs primarily driven by increased headcount and higher salaries, reduced in part by a decrease in stock-based compensation costs.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$71,657	$78,615	$(6,958)	(9)%	$235,180	$238,056	$(2,876)	(1)%
% of Revenue	25%	30%			28%	32%
The decrease in sales and marketing expenses for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $9.7 million decrease in personnel-related costs mainly due to decreased headcount as a result of the 2024 and 2025 Plans and from a decrease in stock-based compensation costs, and by a $0.4 million decrease in travel costs as a result of reduced business travel, offset in part by a $4.1 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution. The remaining decrease was due to a decline in overall marketing spend during the period.
The decrease in sales and marketing expenses for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $12.7 million decrease in personnel-related costs mainly due to decreased headcount as a result of the 2024 and 2025 Plans and from a decrease in stock-based compensation costs, and by a $1.0 million decrease in travel costs as a result of reduced business travel, offset in part by a $10.2 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution. The remaining offset was due to an increase in overall marketing spend during the period.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$34,362	$36,575	$(2,213)	(6)%	$105,952	$101,111	$4,841	5%
% of Revenue	12%	14%			12%	13%
The decrease in general and administrative expenses for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $1.1 million decrease in office, facilities and related costs, and a $0.4 million decrease in personnel-related costs.
The increase in general and administrative expenses for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $2.9 million increase in personnel-related costs, a $1.8 million increase in hosted software costs, and a $0.7 million increase in professional costs mainly associated with strategic consulting services, offset in part by a $0.3 million decrease in office, facilities and related costs.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,087)	$(4,068)	$981	(24)%	$(11,022)	$(10,541)	$(481)	5%
Gain on early extinguishment of debt	—	—	—	—%	—	6,615	(6,615)	(100)%
Interest income and other	5,660	11,144	(5,484)	(49)%	23,880	35,503	(11,623)	(33)%
Total other income (expense), net	$2,573	$7,076	$(4,503)	(64)%	$12,858	$31,577	$(18,719)	(59)%
% of Revenue	1%	3%			2%	4%
The decrease in interest expense for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to the maturity of the 2025 convertible senior notes on June 1, 2025, offset in part by the issuance of the 2029 convertible senior notes in March 2024. The increase in interest expense for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to the issuance of the 2029 convertible senior notes in March 2024, offset in part by the maturity of the 2025 convertible senior notes on June 1, 2025.
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

The decrease in interest income and other for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to the $434.4 million of cash paid in connection with the maturity of the 2025 convertible senior notes resulting in lower investible balances, and from lower interest rates. The decrease in interest income and other for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to the cash paid in connection with the maturity of the 2025 convertible senior notes resulting in lower investible balances, from lower interest rates, and from an increase in foreign currency transaction losses.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of convertible senior notes in March 2024, May and June 2020 and May 2018, and lease facilities. As of September 30, 2025, we had $743.7 million in working capital, which included $193.4 million in cash and cash equivalents and $482.7 million in marketable investments. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 convertible senior notes through a cash payment of $434.4 million in connection therewith. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from September 30, 2025.
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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations internationally, and the effect of the length and severity of the continued macroeconomic challenges, the impact of global tariff increases and potential future increases and announcements regarding same, the Russia-Ukraine conflict, and the conflicts in the Middle East, on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current challenging macroeconomic environment and fluctuations in the financial markets, including due to the impact of global tariff increases and potential future increases and announcements regarding same, the Russia-Ukraine conflict and the conflicts in the Middle East. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$142,641	$93,353
Net cash provided by (used in) investing activities	119,153	(284,741)
Net cash (used in) provided by financing activities	(430,549)	339,398
Net (decrease) increase in cash, cash equivalents and restricted cash	$(168,755)	$148,010

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
Net cash provided by operating activities was $142.6 million during the nine months ended September 30, 2025. Net cash provided by operating activities resulted from our net income of $19.7 million, adjustments to reconcile net income to net cash provided by operating activities of $238.6 million, primarily consisting of $114.4 million of stock-based compensation, $63.6 million of amortization of deferred contract acquisition costs, $44.9 million of depreciation and amortization, $15.2 million of reduction in the carrying amount of right-of-use assets, and $3.6 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(115.7) million primarily due to the timing of cash payments to vendors and cash receipts from customers and $(6.7) million accretion of discount on marketable investments.
Net cash provided by operating activities was $93.4 million during the nine months ended September 30, 2024. Net cash provided by operating activities resulted from our net loss of $24.3 million, adjustments to reconcile net loss to net cash provided by operating activities of $207.2 million, primarily consisting of $127.9 million of stock-based compensation, $52.2 million of amortization of deferred contract acquisition costs, $38.3 million of depreciation and amortization, $10.6 million of reduction in the carrying amount of right-of-use assets, $4.0 million of amortization of issuance costs on our convertible senior notes, $1.3 million impairment charge of an equity investment, $(16.8) million accretion of discount on marketable investments and $(6.6) million gain on early extinguishment of debt, partially offset by use of cash for operating assets and liabilities of $(89.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers.
Cash Flows from Investing Activities
Net cash provided by investing activities of $119.2 million in the nine months ended September 30, 2025 was comprised of $736.4 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $569.2 million related to purchases of marketable investments, $29.1 million in capitalized software development costs and $18.7 million in capital expenditures.
Net cash used in investing activities of $(284.7) million in the nine months ended September 30, 2024 was comprised of $993.5 million related to purchases of marketable investments, $167.2 million, net of cash acquired, in connection with the acquisition of Acqueon, $33.1 million in capital expenditures and $14.2 million in capitalized software development costs, offset in part by $923.1 million related to cash proceeds from sales and maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(430.5) million in the nine months ended September 30, 2025 was primarily related to $434.4 million of cash paid in connection with the maturity of the 2025 convertible senior notes and $7.2 million of payments related to finance leases, offset in part by $7.9 million from the sale of common stock under our employee stock purchase plan and $3.1 million from the exercise of stock options.

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
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes mature on June 1, 2025 and are our senior unsecured obligations. The 2025 convertible senior notes bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 convertible senior notes in cash in connection therewith.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of September 30, 2025, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $51.3 million as of September 30, 2025, with $3.2 million payable in the remainder of 2025, $22.6 million payable within one to three years, $16.5 million payable within three to five years, and $9.0 million payable after five years. We also had outstanding finance lease obligations of $17.8 million as of September 30, 2025, with $2.5 million payable in the remainder of 2025, and $15.0 million payable within one to three years, and $0.3 million payable within three to five years. We entered into additional three-year equipment finance lease agreements and recognized $3.9 million right of use assets during the nine months ended September 30, 2025, which were reported within "Finance lease right-of-use assets" and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $1.3 million within "Finance lease liabilities" and long-term lease liabilities of $2.6 million within "Finance lease liabilities - less current portion" during these periods. See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of September 30, 2025, we had outstanding cloud services and software and maintenance agreement commitments totaling $20.4 million, of which $2.8 million is expected to be purchased in the remainder of 2025, and the remaining $17.6 million is expected to be purchased in 2026. During 2024 and the nine months ended September 30, 2025, we entered into equipment finance lease arrangements that resulted in $4.6 million additional reduction of our outstanding cloud services commitment.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of September 30, 2025, we had outstanding hosting and telecommunication usage services obligations of $12.4 million, with $1.7 million payable in the remainder of 2025, $8.6 million payable in 2026 and 2027, $1.9 million payable in 2028 and 2029, and $0.2 million payable in 2030.
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
On December 4, 2024, a purported holder of our securities filed a putative class action complaint against us, our Chief Executive Officer, and our then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding us and our business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. We filed a motion to dismiss the amended complaint on July 29, 2025. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. We intend to vigorously defend this lawsuit.

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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $676.2 million as of September 30, 2025. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2025, aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million. The fair values of the convertible senior notes are subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are primarily denominated in U.S. dollars and, therefore, our revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar makes our solution more expensive outside the United States and therefore can reduce demand. A weaker U.S. dollar could have the opposite effects. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located.
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $9.4 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended September 30, 2025, none of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement other than as set forth herein:

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased	Type of Arrangement(2)
Bryan Lee	Chief Financial Officer	September 3, 2025	December 31, 2026	10,874(1)	—	Rule 10b5-1 trading arrangement
Andrew Dignan	Chief Operating Officer	September 2, 2025	December 31, 2026	68,801	—	Rule 10b5-1 trading arrangement
______________________
(1) Does not include an additional indeterminable number of shares permitted to be sold pursuant to the Rule 10b5-1 trading arrangement in order to satisfy tax obligations upon the vesting of restricted stock units.
(2) The Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. Exhibits

Exhibit Number	Description

10.1+Ø
Employment Transition Agreement between Five9, Inc. and Michael Burkland, dated July 31, 2025 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed with the SEC on July 31, 2025 (File No. 001-36383) and incorporated by reference herein.)

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

Five9, Inc.
Date:	November 6, 2025	By:	/s/ Michael Burkland
Michael Burkland
Chief Executive Officer
(Principal Executive Officer)

/s/ Bryan Lee
Bryan Lee
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)