Form 10-K
period 2025-12-31
Five9, Inc.
filed 2026-02-20
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐   No: ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Market on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,158.5 million. Shares held by each executive officer, director and their affiliated holders and by each other person (if any) who owns 10% of the outstanding common stock or more have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 13, 2026, there were 76,495,680 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption “Risk Factors” and elsewhere in this report, and include the following:
•adverse economic conditions, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, and other factors, may continue to harm our business;
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
•we have established, and are continuing to increase, our network of technology solution distributors and resellers to sell our solution; our failure to effectively develop, grow, manage, and maintain this network could materially harm our revenues;
•our quarterly and annual results may fluctuate significantly, including as a result of the timing and success of new product and feature introductions by us, may not fully reflect the underlying performance of our business and may result in decreases in the price of our common stock;
•our historical growth may not be indicative of our future growth, and even if we grow rapidly, we may fail to manage our growth effectively;
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
•prior to 2025, we had a history of losses and we may be unable to sustain profitability;
•our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control;
•we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs;
•we may not achieve the anticipated benefits of share repurchase activity;
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

PART I
ITEM 1. Business
Overview
Five9 is a leading provider of intelligent customer experience, or CX, platform for enterprise contact centers. With a foundation in our cloud-native solution, Five9 is now evolving into an AI-native CX platform, empowering enterprises to scale seamlessly, innovate faster, and deliver enhanced customer experiences as the market opportunity continues to expand. Our reliable, secure, and scalable Intelligent CX Platform, powered by our Five9 Genius AI suite, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing functions. We have become an established leader in the AI-powered CX market with more than 3,000 customers. We believe our end-to-end, AI-powered CX platform creates a significant advantage by orchestrating interactions across all channels throughout the customer journey.
We believe there are two key industry trends driving growth in the cloud contact center market.
First is the increasing adoption of cloud-based solutions within companies around the world, which is creating strong demand for integrated cloud contact center software solutions. Cloud contact center solutions offer the functionality, reliability, scalability and security required by large, complex enterprise contact centers. Furthermore, organizations periodically refresh their on-premises contact center systems, which provides an opportunity for cloud solutions to replace legacy on-premises contact center systems. On-premises systems require large up-front investments, long deployment cycles, and are burdensome to scale and maintain. These systems are also often inflexible, complex, and require significant duplication of effort and integration across multiple sites. AI technologies generally require cloud deployment and, therefore, provide additional incentives for customers to migrate away from their legacy on-premises solutions. In addition, agents increasingly work remotely, which presents a challenge to on-premises based systems that, by design, provide capabilities within a specific physical location. This creates substantial challenges for customers with on-premises contact center systems. As a result, cloud contact center software solutions are continuing to replace legacy on-premises contact center systems. These cloud contact center systems provide organizations with the agility to adapt to rapidly evolving customer demands and leverage innovative functionalities to improve engagement.
Second is advancements in artificial intelligence, or AI. AI is a significant advancement to improve customer experience across self-service, agent assistance, managerial insights, and workflow automation use cases. This often provides significant operational efficiencies and improved business insights and intelligence. The recent advances in Generative AI, including Large Language Models, or LLMs, enable new capabilities in contact centers that were not previously possible. Our Genius AI suite is a comprehensive portfolio of AI solutions that uses Generative AI to power agentic CX. For instance, our agentic AI Agents solution redefines virtual agents, with the power of Generative AI, to deliver a hyper-personalized customer experience, unlocking additional efficiencies with automation. Our AI Summaries capability uses Generative AI to automatically summarize a call, reducing after-call work time. Natural language voice and chat-bots, using Generative AI, provide speech recognition, intent detection, and text-to-speech technologies to quickly and effectively handle mundane contact center tasks, allowing agents to focus on more complex issues. Generative AI technologies are also used in our AI Insights product, which gives customers an understanding of the reasons for customer calls, provides customer sentiment, and call resolution status, with little up-front configuration or setup.
Our solution empowers our customers to harness the value of these two market trends. Comprised of our Intelligent CX Platform and AI capabilities, including agentic AI agents, Agent Assist, Workflow Automation, or WFA, AI Insights, AI Summaries, Workforce Engagement Management, or WEM, and Revenue Execution, our solution allows simultaneous management and optimization of customer interactions across voice, chat, email, web, social media and mobile channels, either directly or through our application programming interfaces, or APIs.
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

The contact center is the system of record for interactions with full conversation history. Our platform serves as a real-time orchestration engine for every customer interaction across all channels, whether it is with a human agent or an AI agent. As a result, our platform is designed to deliver a seamless collaboration between human agents and AI agents, where each interaction strengthens the next. This continuous learning loop compounds over time, creating a powerful data flywheel that drives higher performance, accuracy, and personalization for every customer engagement. We believe this is the structural advantage of our end-to-end AI-powered CX platform.
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
Our revenue has consistently grown. For the years ended December 31, 2025, 2024 and 2023, our revenue was $1,149.1 million, $1,041.9 million and $910.5 million, respectively, representing year-over-year growth of 10% and 14%, respectively. We have achieved significant improvement in our net income (losses) in recent periods. We recorded net income (losses) of $39.4 million, $(12.8) million and $(81.8) million for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, 2024 and 2023, our total assets were $1,790.1 million, $2,051.2 million and $1,494.6 million, respectively. Our recurring revenue model combined with our Annual Dollar-Based Retention Rate, which was 105% as of December 31, 2025, have enhanced our ability to forecast our financial performance and plan future investments. For a description of how our Annual Dollar-Based Retention Rate is calculated, please refer to ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We operate in a single reportable segment. Please refer to the geographical information for each of the last three years in Note 11 of the notes to our consolidated financial statements. Please refer to the discussion of risks related to our foreign operations in the section entitled “ITEM 1A. Risk Factors.”
Our Solution
We deliver a comprehensive, end-to-end cloud software solution for contact centers. Our solution is designed to enable our customers to increase and improve the efficiency of their operations, increase revenue opportunities and business agility, and provide insights into the behaviors of their workforce and customers as it relates to customer experience. Our platform facilitates this through key capabilities such as interaction routing and prioritization across channels, automation and integration of back and front-end systems and the ability to leverage the power of AI through self-service, agent assistance, management insights, and more. Our solution also empowers agents and supervisors through WEM. A broad range of organizations use our solution to improve customer service and create customer loyalty. These capabilities are offered across a wide variety of engagement channels from chat and SMS to e-mail and voice. Consumers are able to engage using their channel of choice and customers are able to facilitate seamless experiences.
Our agent interface is an intuitive, modern browser-based design that provides easy visualization of customer profiles, context and cross-channel history. Our solution is built on a modern SaaS architecture, leveraging both global data centers and public cloud deployments in a scalable, secure, and redundant manner. Our Intelligent CX Platform is based on a modern micro services-based open enterprise architecture with open APIs and software development kits, or SDKs, to enable customers, partners and developers to integrate our solution into their unique systems. AI is an embedded part of our platform. We provide high quality inbound and outbound voice services leveraging our global network infrastructure with key strategic carrier partnerships, including complex real-time call routing, and a wide range of customer connectivity options for secure and resilient interconnectivity to our network. Our complete end-to-end, omni-channel capabilities include AI Agents, Agent Assist, WFA, AI Insights, AI Summaries, AI Knowledge, WEM, Automatic Call/Contact Distribution, or ACD, with skills-based routing, reporting, dashboards, agent and supervisor desktops, outbound dialer, pre-built third-party integrations, quality management, speech and desktop analytics, customer surveys and engagement through chat, email, social and web. Our solution also includes revenue execution capabilities, including outbound campaigns, compliance and out-reach solutions.
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
Our solution is designed to provide the following key benefits to customers:
•A complete omni-channel solution. Our Intelligent CX Platform offers a comprehensive and rich collection of interaction capabilities including voice, email, SMS, chat, social and more. By offering a collection of services to interact with customers in multiple ways, our customers benefit from closer engagement, improved brand loyalty, and higher repeat purchases by meeting customers where they are.
•Improved customer experience. Our intelligent contact routing and self-service IVA, IVR, and AI Agent capabilities, including pre-built CRM and other integrations, and omnichannel engagement are designed to ensure that consumers have a positive experience. New contacts are quickly routed to an appropriate agent. Using the rich contact history and additional context through integrations with CRM and other applications, agents have immediate access to the most current, relevant and accurate information about the customer, resulting in increased first contact resolutions and a more satisfying experience for the customer.
•Higher agent productivity. Our solution empowers agent productivity and effectiveness by allowing agents to handle both inbound and outbound calls and interact with customers across multiple digital engagement channels, including voice, chat, email, web, social media and mobile. Our solution enables agents to switch between media channels through an easy-to-use, unified interface that provides agents with all of the relevant content and tools needed to respond to customer needs. Furthermore, our Genius AI suite of solutions are designed to enable agent efficiency and cost reductions, including through the utilization of LLMs and natural language processing, or NLP.
•Enhanced end-to-end visibility. Our solution provides contact center management, operations staff, quality team and executive leadership with a complete view of contact center performance through a comprehensive set of historical reports, real-time dashboards, and quality and performance management tools. Customers can also extract reporting data from our solution for further analysis using a spreadsheet application or using the sophistication of an enterprise business intelligence application. Our advanced reporting solution enables us to connect to external data sources such as ACDs, WEM platforms, CRM solutions, and many more pre-built integrations. In addition, the combination of our reporting and analytic solutions enable us to connect disparate reporting and intelligence data sources, providing an organization-wide view of customer engagement performance and allowing customers to quickly address changing circumstances.
•Global voice & telecommunications infrastructure. Our solution integrates a global voice network and telecommunications foundation with cloud-based software to support reliable, scalable, and compliant customer engagement across multiple geographies. Our solution is built on a distributed network architecture with redundant routing, regional points of presence, and diverse carrier interconnections, and is complemented by extensive customer self-service capabilities that enable customers to provision services, manage numbers and routing, configure policies, and control call flows without direct provider intervention. Customers are also provided with embedded observability, monitoring, and alerting capabilities that offer visibility into call performance, traffic patterns, and service health, enabling proactive management of their operations.
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
•Implementing AI successfully. We provide our AI Blueprint program to assist customers with strategic planning and implementation of powerful solutions from our Genius AI suite. Our consultative approach to identifying business opportunities for enhancement and growth, leveraging our Genius AI suite of solutions is helping companies take advantage of these advanced technologies to improve CX and increase customer satisfaction.
Our Competitive Strengths
We believe that our position as a leading provider of cloud contact center software results from several key competitive strengths, including:
•Global Cloud-based, AI-infused, enterprise-grade platform and end-to-end application suite. We deliver a cloud-based, enterprise-grade, AI-infused platform and applications suite with multi-channel capabilities that allows our customers to manage their entire contact center operation. Our highly reliable, scalable, secure and multi-tenant architecture enables us to serve large multi-national enterprises with complex contact center requirements, as well as smaller organizations, all from our platform comprised of globally distributed physical data centers and public cloud deployments. We also have investments in a dedicated U.S.-based data center deployment to enable us to support any Federal Risk and Authorization Management Program, or FedRAMP, customers in the future.
•Customer success with our consultative approach. Our high-touch engagement model for larger implementations accelerates agent activation and targets desired business outcomes by leveraging a proven lifecycle approach including detailed discovery, design, testing, training and optimization. Through the use of proprietary tools and processes that have been refined over thousands of customers, we can also efficiently meet the needs of our smaller customers. We offer flexibility and integrate with a number of leading CRM vendors, including Microsoft Corporation, or Microsoft, Oracle Corporation, or Oracle, Salesforce.com, Inc., or Salesforce, ServiceNow, Inc., or ServiceNow, Zendesk, Inc., or Zendesk, among others. We also offer integrations into UC partners such as Microsoft Teams, Nextiva, RingCentral, Zoom Video Communications, or Zoom, and others. We combine these comprehensive integrations with out-of-the-box application adapters that allow our customers to easily build workflow integrations without the need for dedicated developers. Once operational, we offer a high-touch premium support service where we assign a technical account manager who has intimate knowledge of the customers’ operations so we can quickly resolve issues and fine-tune the solution. In addition, we assign customer success representatives to every customer. These customer success representatives build deep relationships with our customers to help maximize the value of our platform. As a result, our customers’ contact centers become fully operational faster and they recognize time to value quicker than legacy on-premises contact center systems.
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
•Extensive partner ecosystem. We have built a robust ecosystem of partners including a variety of leading CRM software vendors such as Microsoft, Oracle, Salesforce, ServiceNow and Zendesk; WEM vendors such as Calabrio, Inc., or Calabrio, and Verint Systems Inc., or Verint; unified communications vendors such as Microsoft Teams, RingCentral and Zoom; system integrators such as Accenture PLC, Deloitte Consulting LLP, Ernst & Young, IBM, Kyndryl, Inc., PwC LLP and Slalom Consulting, LLC; technology solution distributors such as Avant, LLC, Intelysis, Sandler Partners, Telarus, Amplix and Bridgepoint Technologies; value-added resellers such as AT&T Inc., Babble Cloud, British Telecom, Connect Managed Services (UK) Limited, CDW Corporation, NWN Carousel, Opus Technology and TELUS Communications; software vendors such as Cresta AI, Pindrop, Blackchair, Level AI, Calabrio and its recently acquired subsidiary, Verint; and telephony providers. We believe this partner ecosystem has enabled us to increase our brand awareness and enhance the functionality and value of our solution for our customers.
•Enabling Network and Telecommunications Services. Our global network and telecommunications capabilities represent a competitive strength because we directly operate and manage critical elements of our voice infrastructure, service delivery workflows, and telecom integrations, rather than relying primarily on third-party aggregation. This level of operational control allows us to optimize routing, manage capacity, respond to incidents, and evolve our network while deploying these capabilities with our customers through integrated self-service, monitoring, and alerting tools that provide real-time insight into service performance. By unifying telecom engineering, operations, regulatory expertise, and customer-facing controls within a single operating model, we are able to support complex, high-volume, and multi-region deployments, while adapting to changing customer requirements, carrier dynamics, and regulatory environments, which we believe enhances our ability to compete effectively in the enterprise contact center market.
•Focus on innovation and thought leadership. Since our inception, we have been an innovator of intelligent cloud contact center software. Our investment in research and development has driven our growth and enabled us to deliver an Intelligent CX Platform with the capabilities and functionality to power the most complex contact centers. We strive to be a thought leader in our industry, identifying and developing cloud capabilities to transform traditional contact center operations into customer experience centers of excellence. Contact centers are a rich source of the contextual data that powers AI, from interaction data such as call transcripts to customer data from extensive integrations to back office systems, as well as brand information. Recent advances in Generative AI enable us to deliver even more innovation by integrating it deep into our Intelligent CX Platform. We believe that AI, and Generative AI in particular, will continue to profoundly impact how businesses deliver experiences to their customers.
Customers
We have a large, diverse and global customer base comprised of more than 3,000 organizations as of December 31, 2025, with no single customer representing more than 10% of our revenues in 2025, 2024 or 2023. Our customer base spans organizations of all sizes across multiple industries, including banking and financial services, business process outsourcers, retail, healthcare, technology and education.
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

Competition
The market for contact center software is fragmented, highly competitive and rapidly evolving. The proliferation of different channels of engagement is driving changes in contact center technology, as customers expect companies to give them the option of seamless communication across all channels without losing the overall context of customer interactions according to their preferences and needs. More recently, the advent of Generative AI and related technologies has prompted an acceleration in the actual and expected adoption of AI solutions for customer self-service, agent assistance, and management of contact center operations. Combined with the disruptive nature of the cloud in the contact center, this has resulted in competitors who come from different market and product heritages, and who vary in size, breadth, and scope of products and services offered. We currently compete with large legacy vendors that offer on-premises contact center systems, such as Avaya Inc., or Avaya, and Cisco Systems, Inc., or Cisco. These legacy telephony vendors are increasingly supplementing their traditional on-premises contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships, and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as Genesys Telecommunications Laboratories, Inc., or Genesys, and NICE Ltd., or NICE. We also face competition from many smaller contact center service providers such as Content Guru and Talkdesk, as well as vendors offering both unified communications and contact center solutions such as RingCentral and Zoom. In addition, Amazon.com, Inc., or Amazon, Twilio Inc., or Twilio, and Microsoft, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. In addition, CRM vendors are increasingly offering features and functionality, including AI contact center solutions, that were traditionally provided by contact center service providers. CRM and customer experience vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. We also compete with new market entrants in AI that offer Generative AI solutions that compete as point products in the market.
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
As of December 31, 2025, our intellectual property portfolio included 9 registered U.S. trademarks, 2 pending U.S. trademark applications, 26 issued U.S. patents, 4 pending U.S. patent applications and 1 registered U.S. copyright. As of December 31, 2025, outside the U.S. we also had 27 trademark registrations across various countries, 2 pending trademark applications, 5 issued patents and 3 pending international national phase patent applications. There are no Patent Cooperation Treaty, or PCT, patent applications. The expiration dates of our issued patents range from 2030 to 2044. In general, our patents and patent applications apply to aspects of our Intelligent CX Platform.
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
Seasonality
We believe that there are seasonal factors that cause our revenues in the first half of a year to be lower than our revenues in the second half of a year. During 2025, 2024 and 2023, 51%, 52%, and 52% of our total revenues were generated in the second half of each year. We believe this is due to increased activities in retail, healthcare and education in the second half of each year.
Employees and Human Capital Resources
Our employees and the culture we have established are the key to our success. As of December 31, 2025, we had 2,910 full-time employees. 43% of our employees are in various cost of revenue functions, 25% in research and development, 20% in sales and marketing and 12% in general and administrative.
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
Five9 Values - Bringing Passion and Purpose
At Five9, we are focused on delivering success for our customers, partners and employees. Living our values everyday results in a unique and powerful “winning culture” in which every member on our team is passionately committed to achieve collective success. This powerful team-first culture enables us to overcome obstacles and win year after year, while enjoying the journey together.

VALUES AND LEADERSHIP PRINICPLES

Enabling a “winning” culture

Our values and Leadership Principles are the foundation of our winning culture

Five9
Our values

HOW WE **BEHAVE**

- Honest
- Respectful
- Inclusive
- Transparent
- Without Ego

+

HOW WE **WORK**

- Customer Focus
- Ownership
- Team-first
- Innovative
- Work Smart/ Work Hard

OUR **RESULTS**

- Excellence
- Passion
- Trust
- Commitment
- Connection

Leading Self

Lead by Example
Model the behavior and values we want in all Five9 employees

Step Up and Own It
Take initiative, provide solutions, and satisfy customers

Leading Others

Communicate and Collaborate
Fosters teamwork through effective collaboration and communication

Nurture Development
Invests in the continuous learning and growth of others

Leading business

Drive Results
Set clear goals, delivers on commitments, and perseveres to achieve excellence

Problem Solving
Resolve issues and challenges, and make well-informed decisions

Five9

©Five9, Inc. All rights reserved. | 1

Living the Five9 Values | Bringing Passion & Purpose

HOW WE **BEHAVE**	+	HOW WE **WORK**	=	OUR **RESULTS**
Honest		Customer Focus		Excellence
Respectful		Ownership		Passion
Inclusive		Team First		Trust
Transparent		Work Hard / Work Smart		Commitment
Without Ego		Innovate		Connection

Recognize your colleagues for living our values on the **#five9-values** channel!

Five9

©Five9, Inc. All rights reserved. | 2

Leadership Principles

Communicate and Collaborate
Fosters teamwork through effective collaboration and communication

Lead by Example
Model the behavior and values we want in all Five9 employees

Step Up and Own It
Take initiative, provide solutions, and satisfy customers

Leading Self
Leading Others
Leading Business

Drive Results
Set clear goals, delivers on commitments, and perseveres to achieve excellence

Problem Solving
Resolve issues and challenges, and make well-informed decisions

Nurture Development
Invests in the continuous learning and growth of others

These three categories represent the idea that leadership begins from the inside out.

Five9
©Five9, Inc. All rights reserved. | 3

Our Five9 values are woven throughout the entire employee lifecycle and used in the interview process to ensure we hire candidates who have values that align with ours. These values are a key element of our semi-annual employee performance self-reflection cycle, where our leaders request that employees share how they have lived our values. In addition, we periodically celebrate employees that live our values through recognition and rewards. We introduce new employees to our values during new hire orientation and our values are visible in employee resource pages.
We regularly gather employee feedback to better understand the employee experience and identify opportunities to continuously strengthen our culture. In our most recent survey in 2025, 83% of our employees participated and our engagement score was 72%, exceeding the Culture Amp benchmark by three percentage points and placing us in the top quartile of nearly 2,000 companies in the Engagement and Inclusion benchmark. Standout results included employees noting high team effectiveness (90%) and growth and development (81%).
Inclusion and Culture
At Five9, we foster an inclusive environment by creating a culture where our employees can be their authentic selves. We endeavor to integrate our core values of honesty and respect in how we engage with one another, encourage leading with transparency and inclusivity and are committed to building a workplace culture where every employee feels they belong. Our goal is to empower our employees to have a voice that is heard and foster a community where they feel they belong. In our recruiting, we seek candidates from a wide array of sources to enable us to access the best candidates and build a broad base of skill sets and experience.

Women represented 32% of our worldwide employees and racial and ethnic minorities represented 36% of our U.S. employees as of December 31, 2025. Women and ethnic minorities each represented 13% and 38%, respectively, of our executive leadership team and 30% and 50%, respectively, of our Board of Directors, or Board, as of December 31, 2025.
Total Rewards Philosophy
Our total rewards philosophy is a comprehensive approach designed to enable us to attract, engage, and retain talent in our industry by offering a differentiated and competitive overall employee value proposition. We believe our employees are central to our performance and long-term success, and we seek to align our total rewards programs with our business strategy, operating priorities, and evolving workforce needs.
Central to our philosophy is the principle of equitable compensation. We strive to ensure that our rewards system is fair, consistent, and transparent. This approach fosters a sense of belonging and commitment among our workforce, driving engagement and productivity.
Our total rewards philosophy reflects our commitment to creating a supportive and empowering environment for our employees, where they can thrive professionally and personally. By investing in our people in this way, we not only enhance individual well-being but also drive organizational performance and stakeholder value.
Our total rewards system encompasses not just competitive cash compensation, but a holistic package that addresses the needs of our workforce. This includes healthcare benefits, mental health benefits to employees and their dependents, financial and physical well-being programs, parental leave, fertility programs, retirement plans, performance bonuses, equity awards, and work-life balance initiatives.
Our total rewards strategy is designed to be responsive to market conditions and evolving business needs. We regularly benchmark our offerings against prevailing industry practices to ensure we remain competitive and appealing as an employer. Additionally, we embrace a culture of continuous feedback, allowing us to adapt and refine our rewards as appropriate to support retention, motivation, and the execution of our business strategy.
Talent Development
Talent development is a core component of our talent strategy to be competitive in a dynamic global market. We invest in employee growth through a range of talent development programs designed to build critical skills and leadership capabilities. Our Leadership Principles guide Talent Acquisition, Learning and Development, and Performance Management practices, supporting the identification and development of leadership capabilities at all levels. Talent review processes focus on identifying high-performing and high-potential employees.
Learning is supported across the employee lifecycle through enhanced onboarding, semi-annual development conversations between employees and managers, and investments in anytime learning via a centralized, on-demand learning platform offering skill-based learning pathways. We also invest in leadership capabilities through our Elevate Leadership Development Program, which reinforces leadership expectations and consistent leadership practices.
Through these investments, we endeavor to support a skilled and high-performing workforce aligned to our long-term business objective
Workplace Practices and Policies
We are committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. We are an equal opportunity employer committed to inclusion.
Environmental Sustainability
We are committed to reducing workplace-related resource consumption through our site selection, facilities design and energy procurement practices through our landlords, to ensure our corporate responsibility goals are achieved. We participate in building sustainability by occupying LEED certified and 5-Star NABERS Energy Rated multi-tenant buildings. Our corporate headquarters offers a transportation program in effort to reduce emissions. In addition, we have made strides in reducing energy consumption by upgrading our lighting system and installing motion sensors for lighting and convenience electrical outlets. To reduce waste, we use source compostable/recyclable kitchen products, centralized waste collection with an emphasis on recycling, established an E-waste program, implemented software tools to minimize printing waste and reduce equipment and toner purchases, and expanded our battery recycling program to include work-related and personal battery recycling.

We are also committed to complying with California’s evolving climate legislation. This commitment includes reporting to Scope 1, 2, and 3 emissions within the mandated reporting periods.
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
Many of the services we provide are classified as a telecommunications service provider for federal regulatory purposes. Since our business is regulated by the FCC and some state public utility commissions, we are subject to existing or potential state and federal regulations relating to privacy, disability access, Enhanced 911 access, access to and porting of numbers, automatic number dialing, contributions to the federal Universal Service Fund and related funds, or USF, and other requirements. There is uncertainty on how other services that we provide may become subject to FCC or state public utilities commission regulations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could harm our business and results of operations. The Federal Trade Commission, or FTC, also has jurisdiction over some of our business practices, including advertising, trade practices, privacy and telemarketing. If we do not comply with FTC rules and regulations, we could be subject to an FTC enforcement action, fines or restrictions on our business practices.
We must comply with numerous federal and state regulations, including:
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
•FCC rules regarding Customer Proprietary Network Information, or CPNI, which require that we implement adequate safeguards against unlawful access to CPNI, and limit disclosure of certain information received from customers as a result of a service provider/customer relationship without customer approval, subject to certain exceptions;
•Federal Trade Commission Act and rules promulgated thereunder, which generally relate to avoiding unfair and deceptive trade practices, our advertising, use and deployment of certain AI-based services, and privacy practices;
•The Health Information Portability and Accountability Act (or HIPAA) and rules promulgated thereunder, which generally relate to the privacy and security of certain health-related information; and

•The California Consumer Privacy Act (or CCPA) and comprehensive state privacy laws in other U.S. states that require compliance with privacy frameworks and include disclosure and permission-related obligations with respect to our collection, processing, and disclosure of personal data.
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
•Adverse economic conditions, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, and other factors, may continue to harm our business.
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
•If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may experience delays in the deployment of our solution and we could be subject to claims for credits or damages, among other things.
•If we are unable to attract and retain highly skilled leaders and other employees, our business and results of operations may be harmed.

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
•Prior to 2025, we had a history of losses and we may be unable to sustain profitability.
•Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•We may not achieve the anticipated benefits of share repurchase activity.
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
•our ability to successfully integrate companies, businesses and technologies that we acquire and achieve a positive return on our investment;
•adverse economic conditions, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, or other factors;
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
•the effects of our share repurchase program;
•the timing of expenses related to any future acquisition transactions; and
•advances and trends in new technologies and industry standards.
Because a significant percentage of our revenue is derived from existing customers, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern, but may be material over time.
We generally recognize subscription revenue from customers monthly as services are delivered. As a result, the vast majority of the subscription revenue we report in each quarter is derived from existing customers. Consequently, a decline in new subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters, and may be material over time. Accordingly, the effect of potential changes in our pricing policies or renewal rates, and significant downturns in sales, market acceptance and implementation of our solution, within our installed base or from new customers, including as a result of the impact of macroeconomic challenges, continued inflation, uncertainty regarding consumer spending, high interest rates, and fluctuations in currency exchange rates, will typically not be reflected in our results of operations until future periods. For example, our installed base business, which contributes a significant portion of our annual revenue growth, continues to experience macroeconomic challenges. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers will be recognized over time as services are delivered. Moreover, many of our customers initially deploy our solution to support only a portion of their contact center needs and, therefore, we may not generate significant revenue from these new customers at the outset of our relationship, if at all. Any increase to our revenue and the value of these existing customer relationships will only be reflected in our results of operations as subscription revenue is recognized, and if and when these customers increase the number of licenses and the level of consumption or capacity of our solution.
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
Our strategy is to sell our solution to both smaller and larger organizations. Our gross margins vary depending on numerous factors related to the implementation and use of our solution, including the features and number of licenses purchased by our customers, the increasing reliance on public cloud providers, and the level of usage and professional services and support required by our customers. For example, our larger customers typically require more professional services, and because our professional services offerings typically have negative margins, any increase in sales of professional services could harm our gross margins and operating results. We also have lower margins on our usage revenues. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts and expense. Selling to smaller customers may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, lower returns on sales and marketing expense, fewer potential agents and greater credit risk and uncertainty. If the mix of organizations that purchase our solution changes, our revenues and gross margins could decrease, and our operating results could be harmed.
Prior to 2025, we had a history of losses, and we may be unable to sustain profitability.
Prior to 2025, we incurred losses in each annual period since our inception in 2001. We incurred net income (losses) of $39.4 million, $(12.8) million and $(81.8) million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $378.2 million. The historical losses and our accumulated deficit reflect the substantial investments we made, and continue to make, to develop our solution and acquire new customers, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate than the expected growth in revenue. We expect to continue to make further investments for the foreseeable future as we continue to expand our business, which may cause us to experience losses in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. Our historical or recent growth in revenues and our current positive net income position is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will sustain our current profitability.
Risks Related to Our Growth
Our historical growth may not be indicative of our future growth, and if we grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2025, 2024 and 2023, our revenues were $1,149.1 million, $1,041.9 million and $910.5 million, respectively, representing year-over-year growth of 10% and 14%, respectively. In the future, as our revenue increases, our annual revenue growth rate may continue to decline. We believe our revenue growth will depend on a number of factors, including our ability to:
•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants and AI solutions, and with providers of legacy on-premises systems;
•increase our existing customers’ use of our solution, including additional and new features of our solution;
•offset any losses or lower growth in license revenue with subscriptions for our AI solutions;
•increase the functionality of our solution through the implementation and enhancement of AI capabilities;
•maintain our existing customers and their level of subscriptions and related usage, and grow subscriptions within our existing customer base;
•respond to adverse economic conditions, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, or other factors;
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

We anticipate that we will continue to expand our operations over the longer term. Our future growth will place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. For example, we have continued to expand our international operations, including the acquisition of companies with operations outside the U.S. (such as our acquisition of Acqueon in 2024) and formation of new legal entities, which will increase the complexity of our operations, administration and infrastructure. Our success will depend in part on our ability to manage this growth effectively and achieve the intended return on our investments. To manage the expected growth of our operations over the longer term, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulties or delays in adding new customers, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.
The expansion of our operations over the longer term will make it more difficult for us to generate earnings or offset any future revenue shortfalls by quickly reducing costs and expenses. If we fail to manage growth, we will be unable to execute our business plan successfully and our stock price may decline.
Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully maintain, grow and manage these relationships could harm our business.
We leverage strategic relationships with third parties, such as CRM providers, WEM providers, systems integrators, telephony and other technology providers. These relationships are typically not exclusive and our partners often also offer products of our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with third parties or may provide incentives to third parties to favor their products over our solution. Our competitors may also have deeper or broader relationships with third parties, including a broader suite of products that are outside our core markets, that could give these competitors an advantage in establishing and maintaining relationships with these third parties. These strategic partners may cease to recommend our solution to prospective customers due to actual or perceived lack of features, technological or security issues or failures, reputational concerns, economic incentives, or other factors, which would harm our business, financial condition and operations. Furthermore, there has and continues to be a significant amount of consolidation in our industry and adjacent industries, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support or promote our solution, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, or these partners fail to recommend, sell or incorporate our solution, our ability to compete in the marketplace or grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our solution or increased revenue.
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

Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. These uncertainties are exacerbated by the effects of recent adverse economic conditions, including macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, or other factors. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this annual report. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
To grow our business in the longer term, we plan to add new customers that are government entities. We have made, and plan to continue to make, investments to support future customer opportunities in the government sector. Some U.S. government customers require that we be authorized under the FedRAMP to help satisfy their own legal and regulatory compliance requirements, which requires us to undertake additional actions and expense to ensure compliance. In preparation for potentially obtaining FedRAMP, we are currently undergoing processes and procedures to obtain FedRAMP authorization, which processes and procedures are costly and time consuming. There are no assurances that we will be able to obtain such authorizations or that if obtained, this authorization will result in increased revenue or a sufficient return on our investment.
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
We expect to continue to derive a significant portion of our revenues from existing customers. As a result, retaining our existing customers is critical to our future operating results. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Our customers, therefore, are able to adjust the number of licenses or level of consumption or capacity to meet their changing contact center volume needs. Subscriptions and related usage by our existing customers may decrease if:
•our customers’ business or demand for our services slows or declines due to industry cycles, seasonality, business difficulties or other reasons, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, or other factors;

•we are unable to offset any losses or lower growth in license revenue with subscriptions for our AI solutions;
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
If customers fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements and intellectual property terms, we may terminate customers, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, all of which risks may be exacerbated by the effects of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, or other factors, any of which could harm our operating results, financial position and cash flow.
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
As we continue to target our sales efforts at larger organizations, we face greater costs, longer sales and implementation cycles and less predictability in closing sales. Larger organizations typically require more configuration and integration services, which increases our upfront investment in sales and deployment efforts, with no guarantee that these customers will subscribe to our solution or increase the scope of their subscription. Furthermore, with larger organizations, we must provide greater levels of education regarding the use and benefits of our solution to a broader group of people in order to generate a sale. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers and prospective customers, thereby increasing the cost and time required to complete sales, and we may not be successful. Our typical sales cycle for larger organizations is four to six months, but can be significantly longer, and we expect that our average sales cycle may increase as sales to larger organizations continue to grow as a percentage of our business. Longer sales cycles could cause our operating and financial results to be less predictable and to fluctuate from period to period. In addition, many of our customers that are larger organizations initially deploy our solution to support only a portion of their contact center needs. Our success depends on our ability to increase the number of licenses and the level of consumption or capacity utilized by these larger organizations over time and requires the expenditure of additional sales and marketing expenses in these efforts. There is no guarantee that these customers will increase their subscriptions for our solution. If we do not expand our initial relationships with larger organizations, the return on our investments in sales and deployment efforts for these customers will decrease and our business may suffer.
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

Our recent acquisitions, and any future acquisitions will, subject us to new competitors and cause us to face additional and different competition in the markets served by these businesses. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our revenues could be harmed. Pricing pressures and increased competition could result in reduced sales and revenues, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.
If we fail to grow our marketing capabilities and develop widespread brand awareness cost effectively, our business may suffer.
Our ability to increase our customer base and achieve broader market acceptance of our cloud contact center software solution will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social media, presence at trade shows and industry events, co-marketing with strategic partners, and telemarketing. The effectiveness of our internet advertising and the overall cost of internet advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the manner in which the leading internet advertising companies approach internet advertising, including through their policies, and changes in the search algorithms used by major search engines, any of which could result in an increase in the time spent and other financial expenditures associated with our internet advertising and a decrease in the effectiveness of our internet advertising. All of these efforts will continue to require us to invest significant financial and other resources in our marketing efforts. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner, both in the United States and internationally, is critical to achieving widespread acceptance of our solution, expanding our business with existing customers and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues typically occurs after the expense has been incurred, and may not offset the costs and expenses of these activities. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical to increasing customer adoption of our solution.
Risks Related to Our Solution
If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may delay or decide against deployment of our solution, existing customers may decide to move to another vendor, and we could be subject to claims for credits, damages or other actions.
Our success depends in large part upon the capacity, stability, security and performance of our technical operations infrastructure, which currently relies upon a mix of external data centers and, increasingly, public cloud providers. From time-to-time, we have experienced interruptions in service, and may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, telecom network outages, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems, or remediate them within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase our number of larger customers and attract increasingly larger customers than in the past, and increase the number of users of our service and the product applications that run on our system, could harm our relationships with our customers, result in claims for credits or damages or other actions, damage our reputation, significantly reduce customer demand for our solution, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, cause customer attrition, and harm our business.
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
We plan to continue to further develop and enhance our AI-powered features, including continued further integration of Generative AI technologies. While we aim for our AI-powered features to make agents more efficient and improve customer experience, our AI features may not achieve sufficient levels of accuracy or may not otherwise meet the needs of our customers. In addition, we may not be able to incorporate sufficient customer data and such data may contain biased or otherwise inaccurate information, resulting in unacceptable user experiences. Furthermore, our competitors or other organizations may incorporate AI features into their products more quickly or more successfully, and current and new competitors will continue to offer fully AI-based solutions, and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered features and result in lost business. Should any of these factors or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
The AI technology and features incorporated into our solution include new and evolving technologies that may present both legal and business risks.
We have incorporated a number of AI-powered features into our solution, and are making investments in expanding our AI capabilities with generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The incorporation of AI-powered features into our solution may subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, claims brought by private parties and other complications that could harm our business, reputation, financial condition or results of operations. For example, our business, reputation, financial condition or results of operations may be adversely affected if outputs generated by our AI-powered solutions are or are alleged to be inaccurate, biased or infringing. Our failure to address these risks could harm our business, reputation, financial condition and results of operations. While we seek to use AI in our solutions in a way that is designed to minimize these risks, there are still risks of such events occurring. The regulatory environment around AI is evolving rapidly, with new laws and bills being regularly introduced, amended and repealed on the federal and state level, in addition to outside of the U.S., including the EU. These new and changing laws and regulations could affect the operation of our solutions and the way in which we use AI in our products. Further, the cost to comply with such new and changing laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
Rapid evolution of AI technologies may require additional investment, including research and development of new approaches and processes, which may be costly and increase our expenses. In addition, the use and deployment of AI involves significant technical complexity and requires specialized expertise, and competition for specialized personnel in the AI industry is intense. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operations.
The use of AI by our workforce may present risks to our business.
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines specifically directed at the use of AI tools in the workplace, including our code of conduct, confidentiality obligations, IT internal use policies and other corporate policies. Nevertheless, our workforce may use these authorized or unauthorized tools, which poses potential risks relating to intellectual property and data protection, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, which can result in the loss of intellectual property protection of such information, the misuse of our or third-party intellectual property and the inability to claim intellectual property ownership of outputs from AI tools. Use of AI technology by our workforce even when used consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software licenses. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development, operations or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.
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
The contact center software solutions market is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced contact center solutions, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. In addition, we have, and will continue to, make significant investments in AI-based capabilities to enhance our solution. These efforts depend on scarce specialized talent in a competitive market with higher compensation costs, and they also require substantial ongoing spend for compute, data, governance, and continuous model maintenance. If we are unable to develop or acquire new features for our existing solution or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed.
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
In order to remain competitive, we must devote significant and increasing resources to develop new solution offerings, features and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses, and potentially divert resources from other areas of our operations. Our research and development expenses totaled $152.3 million, $166.2 million and $156.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, other cash needs of our business, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Resource limitations may result in inadequate research and development funding or may result in an inability to compete effectively with the research and development programs of our competitors, either of which could harm our business.
If we are unable to maintain the compatibility of our software with other solutions and technologies, our business could be harmed.
Our customers often integrate our solution with their business applications, particularly third-party CRM solutions. These third-party providers or their partners could alter their products so that our solution no longer integrates well, or at all, with them, or they could delay or deny our access to technology releases that allow us to adapt our solution to integrate with their products in a timely fashion. In addition, to the extent that third-party providers are adversely impacted by macroeconomic challenges, their development of software that is integrated with our solution may be delayed, which could have an adverse impact on the implementation of, or demand for, our solution by our customers. Such third-party providers could also develop competing solutions, including AI solutions, or favor integration of our competitors’ products over our solution, and terminate or make more difficult our ability to integrate with their solutions, making our solution less attractive to our customers. If we cannot adapt our solution to changes in complementary technology deployed by our customers, it may significantly impair our ability to compete effectively.
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
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake, fire or flooding on the West Coast of the United States (where our corporate headquarters and one of our data centers are located), hurricane, tropical storm, flooding or severe weather in the southeastern United States (where our other U.S. data center is located) or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, global pandemic, war or terrorist attack, we may be unable to continue our operations and may experience system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
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
We rely on third-party telecommunication service providers to provide our customers and their consumers with telecommunication services. These telephony services include the public switched telephone network, or PSTN, telephone numbers, call termination and origination services, and local number portability for our customers. In addition, we depend on our internet bandwidth suppliers to provide uninterrupted and error-free service through their telecommunications networks. Some of our services require that users of our service obtain their own internet bandwidth. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide.
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
The FCC is currently imposing minimal regulatory requirements on Internet service providers and, as a result Internet service providers in the U.S. may be able to prioritize their own affiliated Internet traffic over the traffic of third parties, which could impair or degrade the use of, or increase the cost of using, our solution. Other countries have adopted their own forms of customer service standards for Internet access. As a result, network neutrality regulations vary widely among both the domestic and international jurisdictions in which we operate. While certain jurisdictions have strong protections for services such as ours, others, including the U.S., either lack a network neutrality framework or otherwise do not enforce network neutrality regulations. The impairment, degradation or prioritization of lawful internet traffic by internet service providers could materially harm the performance of our solution, our customer relationships, business, financial condition and operating results.
Risks Related to Our International Operations
We continue to expand our international operations, which exposes us to significant risks.
We have not generated significant revenues outside of the U.S., Canada, the U.K., Latin America and Australia, but we have significant operations outside these countries and regions, including operations in India, and we expect to grow our international presence in the future. Our international employees are primarily located in the Philippines, where technical support, training and other professional services are performed, India and Portugal, where we continue to increase our engineering and operations, and Australia, where additional portions of engineering and operations are performed.
Operating in international markets requires significant resources and management attention devoted to different regulatory, tax, economic, and political risks. In addition, in order to effectively market and sell our solution in international markets, we often must localize our solution, including the language in which our solution is offered, which increases our costs, could result in delays in offering our solution in these markets and may decrease the effectiveness of our sales efforts. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.
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
A key element of our growth strategy is to expand our international sales efforts and develop a more global customer base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from customers outside the United States, with approximately 89% of our revenue for the year ended December 31, 2025 derived from customers with billing addresses in the United States.
We have increased and are continuing to increase our sales, marketing and support personnel in both the U.K. and the European Union. We have enlarged our data centers in the U.K. and Amsterdam and are increasing our use of public cloud solutions in the European Union as well. Operating in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, tax, economic and political risks that are different from, and often more stringent than, those in the United States. As we increase our international sales efforts and continue and increase our other international operations, we will face increased risks in doing business internationally that could harm our business, including:
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
•weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S., leading to increased risk of piracy, counterfeiting and other misappropriation of our intellectual property;
•privacy and data protection laws and regulations that are complex, expensive to comply with and may require that customer data be stored and processed in a designated territory;
•new and different sources of competition, including laws and business practices favoring local competitors;
•general economic conditions in international markets, including increased financial accounting and reporting burdens and complexities and potential adverse tax consequences;
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
•restrictions or taxes on the transfer of funds; and
•unstable economic and political conditions and potential accompanying shifts in laws and regulations.
These risks could harm our international operations, increase our operating costs and hinder our ability to grow our international business and, consequently, our overall business and results of operations.

Other Operational Risks
Adverse economic conditions may harm our business.
Our business depends on the overall demand for cloud contact center software solutions, the economic health of our current and prospective customers and worldwide economic conditions. In addition to the United States, Canada, Europe, Latin America and Australia, we plan in the future to market and sell our solution in Asia and other international markets. Adverse economic conditions in these markets, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency exchange rates, and the impact of current and potential global conflicts, has and will likely continue to reduce overall demand for our solution, particularly in our installed base. These factors could also delay our customers' implementation of our solution, delay or lengthen sales cycles, delay international expansion, lower prices for our solution, and may also lead to longer collection cycles for payments due from our customers, as well as result in an increase in customer bad debt. While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to have an adverse impact on our revenue in future periods. For example, our installed base business, which contributes a significant portion of our annual revenue growth, continues to experience macroeconomic challenges. All of these potential circumstances could lead to slower growth, or even a decline in, our revenues, operating results and cash flows.
Security breaches, cybersecurity incidents, and improper access to, use of, or disclosure of our data or our customers’ data, or other cyber- attacks on our systems, or those of third parties on which we rely, could result in litigation and regulatory risk, harm our reputation and our business.
Our solution involves the storage and transmission of our customers’ information, including information about our customers’ customers or other information treated by our customers as confidential. Unauthorized access, unauthorized use of our systems or those of third parties on which we rely or the data stored within those systems, cybersecurity incidents, security breaches or other cyber-attacks could result in the loss of confidentiality, integrity and availability of such information or systems, leading to litigation, regulatory or governmental investigations and enforcement actions, indemnity obligations, increased expense, and other liability. Such incidents could also cause interruptions to the solutions we provide, degrade the user experience, harm our reputation or cause customers to lose confidence in our solution.
We are required to comply with laws and regulations that require us to protect personal data and we may have contractual and other legal obligations to notify customers, governmental authorities, individuals, or other relevant stakeholders of cybersecurity incidents, security breaches or other security events. While we have implemented security measures to protect customer and other confidential information and personal data and minimize the risk of security breaches and other cyber-attacks, if these measures fail as a result of a cybersecurity incident, cyber-attack, ransomware, denial of service attacks, software vulnerability, other third-party action, employee error, malfeasance or otherwise, and someone unlawfully or without authorization obtains access to our customers’ information, including personal data, our reputation could be damaged, our business may suffer and we could incur significant liability. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software, including software commonly used by companies in cloud-based services and bundled software. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we or our third-party service providers or business partners may be unable to anticipate these techniques or implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information, including using AI or social engineering, in order to gain access to our data or our users’ data or the systems on which our data is stored or hosted. Such security breaches or cybersecurity incidents could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures fail to protect against unauthorized access, cybersecurity incidents, attacks, compromise or the mishandling of data by our employees, then our reputation, business, results of operations and financial condition could be adversely affected. Moreover, any failure or cybersecurity incidents or similar issues on the part of third parties, including our customers or other hosting or service providers, to maintain appropriate security measures for their own systems could harm our relationships with our customers, result in claims against us for credits or damages, damage our reputation and significantly reduce customer demand for our solution. Any or all of these issues could harm our ability to attract new customers, cause existing customers to cancel, reduce or not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits (including class actions), governmental investigations and enforcement actions, regulatory fines or other action or liability, including orders or consent decrees forcing us to modify our business practices, all of which could materially harm our business, reputation or financial results.
Our increasing leverage of the public cloud infrastructure to deliver our solutions creates different risks from those associated with our use of private data centers. For instance, we are dependent on the security and reliability of our third-party cloud providers, and any disruption of their services could harm our business. Furthermore, under the shared responsibility model of cloud computing, the provider is responsible for the security of the underlying cloud infrastructure and we are responsible for securing our data and workloads within that infrastructure. Misconfigurations or vulnerabilities in our cloud environment could lead to security breaches, data loss, and reputational harm.
If we are unable to attract and retain highly skilled leaders and other employees, our business and results of operations may be adversely affected.
To execute our growth plan, we must attract and retain highly qualified personnel, including key executives, senior management or other key employees, and we may incur significant costs, including stock-based compensation expense, to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and AI and for senior sales personnel. We recently hired a new Chief Executive Officer and have made several other changes to our senior leadership team. If we are unable to effectively onboard our new Chief Executive Officer or our other new executives, or we are unable to effectively execute new strategies and changes to our business under their direction, or such changes take longer than expected, our business and financial results could be harmed and the price of our common stock could decline. We have, from time-to-time, experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty could be further exacerbated by any senior leadership or other key employee transitions.
We believe that our corporate culture is a critical component to our ability to attract and retain employees. As we grow, we will need to continually enhance our efforts to maintain our corporate culture, which is more difficult due to a geographically distributed workforce and our policies that allow limited work from home flexibility in jurisdictions where we have offices. We may experience increased attrition of employees to other opportunities, as certain employees may seek more flexible work alternatives than we offer, may seek positions with companies outside of the geographic area in which they live that offer remote work opportunities, or may decide to scale back their work life for personal reasons. Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more flexible work alternatives such as permanent remote work or work from home. If we fail to attract new personnel or fail to retain and motivate our current personnel, particularly our senior leadership team and our other key employees, our business and future growth prospects would be harmed. In addition, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
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
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. For instance, in 2023, we acquired Aceyus, and in 2024, we acquired Acqueon. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target. In addition, there has been a number of recent transactions in our industry and adjacent industries, which could have a negative impact on us.

To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses. With respect to our recent acquisitions and any future acquisitions, we may not be able to successfully integrate acquired personnel, operations, product features and technologies, or effectively manage the combined business following the acquisition, which may result in our failure to achieve the anticipated benefits from any such acquisition. We also may not achieve the anticipated benefits from these or any future acquisitions due to a number of factors, including:
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
We have a substantial amount of debt. As of December 31, 2025, we had approximately $747.5 million in principal outstanding under our convertible senior notes issued in March 2024 that mature on March 15, 2029. See Note 6 to the consolidated financial statements.
Any debt financing obtained by us in the future would cause us to incur additional debt service expense and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, and could be secured by all of our assets. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly harmed.
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
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Risks Related to Our Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. We have pending patent applications and trademark registrations outside the U.S., and we may have to expend significant additional resources to obtain additional protection and maintain current registrations as we expand our international operations. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. As we expand into additional countries, these risks will increase. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited outside the U.S., which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
Others have claimed, and in the future will likely claim, that our solution and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or solution. Any claims or litigation could cause us to incur significant costs and expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, require that we refrain from using, manufacturing or selling certain offerings or features or using certain processes, prevent us from offering our solution or certain features thereof, or require that we comply with other unfavorable terms, any of which could harm our business and operating results. We may also be obligated to indemnify our customers or business partners and pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, which could be costly. Even if we were to prevail in any such dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business and operations.
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
Our solution incorporates certain third-party software obtained under licenses from other companies, including AI-based offerings. We anticipate that we will continue to rely on current and new software from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not be the case, or may not be the case for new software that we license, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party offerings may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our solutions, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution, harm our reputation and damage our relationships with our customers. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could increase our costs, and integrate this new software with our solution.
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, including to replace current third-party software, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. Third-party licensors may also be acquired or go out of business, which could preclude us from continuing to use their technology. The loss of, or inability to maintain, existing licenses could result in lost product features and litigation. The loss of existing licenses could also result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed or identified, and licensed and these replacements integrated, and could harm our business through increased costs or the inability to offer competitive features to new or existing customers in a timely fashion, or at all.
Our solution utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Our solution includes software covered by open source licenses. Few open source licenses have been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solution. Although we have implemented policies to regulate the use of open source software in connection with our products and services, we cannot be certain that we have not used open source software in a manner that is inconsistent with such policies. If we fail to comply with open source licenses applicable to us, we could be subject to certain requirements, including requirements that we release the source code of our proprietary software and to make our proprietary software available under open source licenses, if we combine our proprietary software with certain open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the commercial licensing of our technologies, each of which could reduce or eliminate the value of our intellectual property, and solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of that open source software. Many of the risks associated with the use of open source software cannot be eliminated and could harm our business.
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
The legal and contractual environment surrounding contacting consumers using voice calls or text messages to their wireless phones is constantly evolving. In the United States, two federal agencies, the Federal Trade Commission, or the FTC, and the FCC, and various states have laws including, at the federal level, the TCPA that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines, or placing non-autodialed telemarketing calls or text messages to individuals who do not wish to receive such communications. These laws require companies to institute processes and safeguards, sometimes including prior written consent requirements, to comply with these restrictions. The legal interpretation of certain of the requirements of these laws continues to be in dispute before the courts and federal agencies, and it is possible that legal decisions and agency actions may further alter the legal requirements involved. For example, in 2024, the FCC issued a declaratory ruling in which it concluded that calls which utilize an artificial or prerecorded voice simulated or generated through AI technology are subject to regulation under the TCPA. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys’ fees.
We have designed our solution to comply with these laws. To the extent that our solution is viewed by customers or potential customers as less functional, or more difficult to deploy or use, because of our solution’s compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our customers who use our solution to place calls also expressly require them to comply with all such laws and to indemnify us for any failure to do so. We take numerous steps to reasonably confirm that the use of our services complies with applicable laws. Even with these efforts, it is possible that the FTC, FCC, private litigants or others may attempt to hold our customers, or us as a software solution provider, responsible for alleged violations of these laws. To the extent any court finds that the software solution violated a controlling legal standard, we could face indemnification demands from our customers for costs, fees and damages with respect to calls placed using that solution. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our customers. Defending such suits can be costly and time-consuming and could result in fines, damages, expenses and losses. Additionally, these laws, and any changes to them or the interpretation thereof, that further restrict calling or texting consumers, including to wireless phone numbers, adverse publicity regarding the alleged or actual failure by companies, including our customers and competitors, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our solution by our customers and potential customers, which could harm our business, financial condition, results of operations and cash flows.
In December 2018, the FCC issued an order concluding that the Short Message Service, or SMS, or text messages, is an information service under federal law and not a telecommunications service. This means that wireless carriers have the flexibility to block SMS messages if the carriers identify the messages as unwanted by their wireless customers. Such blocking efforts by carriers may make it more difficult for our customers to use SMS messages that are provided by us as a part of our overall communications and outreach solution for our customers. Thus, although SMS comprises only a very small portion of our revenue base, its future availability as an effective tool for communication and outreach for our customers and their customers is uncertain and could cause our solution to be less valuable to customers and potential customers.
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
We also made retroactive USF contributions based on our revenues for the period from 2008 to 2012. We have an unresolved and arguably dormant dispute with the FCC, however, regarding whether we are liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2025, we had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007. See Note 10 to the consolidated financial statements.
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
Compliance with 911 emergency service requirements could result in FCC, state or local enforcement action, including fines and other penalties.
The FCC’s implementation of KARI’s Law and the RAY BAUM’s Act imposed a requirement on operators of interconnected multiline telephone systems (“MLTS”) to ensure their users can directly dial 911 emergency services and, if technically feasible, automatically convey the caller’s dispatchable location information with the call. The 911 service requirement applies to all new MLTS systems installed and MLTS customers activated after February 16, 2020. The FCC’s decision also means that MLTS system operators may be subject to state and local fee assessments imposed on telecommunications carriers to support the operation of 911 public safety call centers.
Our service is arguably analogous with a virtual MLTS system. Therefore, we implemented 911 calling capabilities for all of our clients that agreed to receive such services, regardless of whether the client relationship predated February 16, 2020. Our 911 service includes the provision of dispatchable location information, but requires contact center agents to register their physical location. Although we believe our 911 service implementation is fully compliant with FCC requirements, application of the FCC’s rules to our service required certain interpretive assumptions and a contrary conclusion by the FCC could expose us to FCC enforcement action, including fines and other penalties. Further, we have been contacted by regulators in one state regarding possible assessments for 911 support fees to cover the costs of 911 public safety call centers in that state. Although such assessments, if imposed on us, are not substantial, they could increase the cost of doing business and potentially make our services less attractive as compared to competing virtual call center service providers that have not implemented 911 service capabilities as a part of their service offerings.
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could harm our profitability and financial condition.
As of December 31, 2025, we had federal, state and foreign net operating loss carryforwards due to prior period losses of $344.1 million, $247.1 million and $5.5 million, respectively, available to reduce future income subject to income taxes. If not utilized, various amounts of state net operating loss carryforwards will begin to expire in 2026, while the federal and foreign net operating losses, will not expire. As of December 31, 2025, we also had gross research credit carryforwards for federal and California state tax purposes of $14.3 million and $8.2 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will expire between 2026 and 2045. The California research credit carryforwards do not expire. If we are unable to generate sufficient taxable income to utilize our net operating loss and research tax credit carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
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
In the U.S., there are numerous federal and state laws governing the privacy and security of personal data, and the use of personal data to train artificial intelligence. For instance, we may be subject to FTC enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices in violation of the FTC Act. There are also state privacy laws, including the California Consumer Privacy Act, or CCPA, that set forth comprehensive privacy obligations regarding the processing of personal data, which relevant State Attorney General or other state regulatory bodies can enforce. We expect additional states to enact their own privacy laws. Some states also have enacted privacy laws focusing on particular types of information, such as health or biometric information, and private party litigants are pursuing private causes of action pursuant to state wiretap laws such as the California Invasion of Privacy Act, statutory invasion of privacy, and common law claims may be used to pursue privacy causes of action.
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
We and many of our customers are subject to the GDPR based upon our processing of personal data collected from EU data subjects, such as our processing of personal data of our customers in the EU and our processing of our EU employees’ personal data. Similar obligations apply under the U.K. General Data Protection Regulation (UK GDPR).
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
Similarly, the European Union passed legislation related to artificial intelligence, cybersecurity, and data access, including the EU Artificial Intelligence Act, Regulation (EU) 2024/1689; the NIS 2 Directive, Directive (EU) 2022/2555; and the Data Act, Regulation (EU) 2023/2854. We closely monitor this legislation, along with efforts to update the legislation with the recent Digital Omnibus on AI Regulation and Digital Omnibus Regulation proposals. Compliance with these regulations may increase our costs and the costs of our customers with respect to ensuring compliance with these laws. If we fail to comply where required to do so, we can face substantial fines and penalties along with commercial and reputational challenges when doing business in the European Economic Area.
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
The U.S. state privacy laws establish a privacy framework for covered businesses by creating an expanded definition of personal data and creating new data privacy rights for eligible residents in those states, including the right to the right to access, delete or correct such data, the right to opt out of sales, sharing, or the use of their personal data for targeted advertising or profiling purposes, the right to request a list of third parties to whom the company sells or shares personal data, the right to limit the use and disclosure of their sensitive personal data and the right to be free from discrimination for exercising their rights. Eligible residents of those states may also appeal any decision or indecision related to the exercise of any of their data privacy rights. As required by the statutes, covered entities also have disclosure obligations to consumers for whom they collect or process personal data. Complying with these obligations involves continued expenditures that could increase as more consumers exercise their privacy law rights, and as more laws are enacted that vary from each other in material ways.
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
U.S. state laws are continuing to evolve in and around regulation of AI technologies. States such as California, Colorado, Utah and Texas have enacted new legislation, and additional legislation is expected to be passed during the upcoming 2026 legislative session in additional states. The California Privacy Protection Agency has also promulgated new regulations on the use of automated decision-making technologies. Although the new state laws and regulations have specific applicability thresholds that do not apply to the vast majority of AI use cases in our industry, we incur costs associated with monitoring and evaluating these laws, and when these laws apply, we incur compliance-related costs. We incur costs associated with a fragmented landscape of laws, because there is as yet no federal AI law. We could face additional costs if new laws are enacted either at the state or federal level that apply, or could apply, to our products or services, or if current laws are amended to apply to our products or services. In the event that new AI regulation were to be enacted that more heavily scrutinizes or restricts our current AI applications, products, features, or services, we could be required to remove certain products or product features from our solution.
Risks Related to Ownership of Our Convertible Senior Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle conversions of the 2029 convertible senior notes in cash or to repurchase the 2029 convertible senior notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In March 2024, we issued $747.5 million in aggregate principal amount of the 2029 senior notes in a private offering, all of which were outstanding as of December 31, 2025. The 2029 convertible senior notes mature on March 15, 2029, and the interest rate of the 2029 convertible senior notes is fixed at 1.000% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024.
Our ability to make scheduled payments of principal and interest under our 2029 convertible senior notes, or to refinance such indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this report. Our business may not generate cash flows from operations in the future that are sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flows, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive to existing holders of our common stock. Our ability to obtain additional financing or refinance the 2029 convertible senior notes or any future indebtedness, will depend on conditions in the capital markets and our financial condition at such time, among other factors. We may not be able to engage in any of these activities on favorable terms or at all, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition.
Subject to certain conditions, holders of the 2029 convertible senior notes have the right to require us to repurchase for cash all or any portion of their 2029 convertible senior notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2029 convertible senior notes) at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date.
Upon conversion of the 2029 convertible senior notes in accordance with their terms, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation through the payment of cash. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may be further limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase any 2029 convertible senior notes at a time when the repurchase is required by the indenture or to pay any cash payable on any future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture would lead to, and the occurrence of the fundamental change itself may also lead to, a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the 2029 convertible senior notes when required, or to make cash payments upon conversions thereof.
If triggered, the conditional conversion features of the 2029 convertible senior notes may adversely affect our financial condition and operating results.
If and to the extent the conditional conversion features of our 2029 convertible senior notes are triggered, holders of such 2029 convertible senior notes will be entitled to convert their 2029 convertible senior notes at any time during specified periods at their option. During the three months ended December 31, 2025, the conversion features of the 2029 convertible senior notes were not triggered. Accordingly, holders of the 2029 convertible senior notes are not entitled to convert their 2029 convertible senior notes from January 1, 2026 through March 31, 2026. Whether the 2029 convertible senior notes will be convertible after March 31, 2026 will depend on the satisfaction of the applicable conversion conditions.
To the extent that the conditional conversion features of our 2029 convertible senior notes are triggered in the future, holders of such 2029 convertible senior notes will be entitled to convert their 2029 convertible senior notes at any time during the specified periods at their option. If one or more holders elect to convert their 2029 convertible senior notes during any such specified period, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Any election to settle conversions of 2029 convertible senior notes with cash could adversely affect our liquidity.
Transactions relating to the 2029 convertible senior notes may dilute the ownership interests of our existing stockholders or adversely affect the market price of our common stock; the trading price of our 2029 convertible senior notes may be affected by volatility in the price of our common stock.
The conversion of some or all of the 2029 convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the 2029 convertible senior notes elect to convert their notes, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the 2029 convertible senior notes. Historically, we have elected to satisfy our prior convertible senior note conversion obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such prior convertible senior note holders. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources, for further discussion of our elections to satisfy our conversion obligations.
In addition, in connection with the issuance of the 2029 convertible senior notes, we entered into capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to holders of our common stock upon any conversion or settlement of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of such 2029 convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap under the terms of the capped call transactions. We expect that the Option Counterparties or their respective affiliates may from time-to-time purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock in connection with their hedging activities relating to the capped call transactions. The Option Counterparties or their respective affiliates also may modify their hedge positions by entering into or unwinding such derivative transactions and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the applicable maturity of the 2029 convertible senior notes. These activities could negatively affect the market price of our common stock.
Volatility and declines in the trading price of our common stock may result in decreases in the trading prices of our 2029 convertible senior notes. Our 2029 convertible senior notes do not trade in a liquid market and are thus subject to increased volatility, particularly when our common stock price is volatile.
General Risk Factors
Our stock price has been volatile, may continue to be volatile and may decline, including due to factors beyond our control.
The market price of our common stock has been volatile in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. During the twelve months ended December 31, 2025, the sale price per share of our common stock ranged from a low of $17.71 to a high of $49.90. Factors that may contribute to continuing volatility in the price of our common stock include:
•actual or anticipated fluctuations or declines in our operating results;
•the impact of adverse economic conditions, including the impact of macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, the impact of current and potential global conflicts, or other factors;
•loss of customers or a reduction, or slower growth, in subscriptions or features subscribed to by our existing customers;
•the financial projections we provide to the public, any changes in these projections, our failure to meet these projections, or our failure to exceed these projections by amounts or percentages expected by our investors and analysts;
•changes in our board of directors or management;
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, particularly in connection with the continued macroeconomic challenges, global tariff increases and potential future increases and announcements regarding same, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, and the current and potential global conflicts. Stock prices of many technology companies have recently declined, including in some cases in a manner unrelated or disproportionate to the operating performance of those companies. These and other factors may disproportionately impact the trading price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of volatility. If we were to become involved in such securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows.
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
We may not realize the anticipated benefits of share repurchase activity.
In October 2025, our Board of Directors authorized a share repurchase program, or the 2025 Repurchase Program, for the repurchase of shares of our common stock, in an aggregate amount up to $150.0 million, which 2025 Repurchase Program expires on December 31, 2027. As part of the 2025 Repurchase Program, in November 2025, we entered into an accelerated share repurchase, or ASR, program under which we repurchased $50.0 million of our common stock. This program was completed on February 2, 2026. As of December 31, 2025, $100.0 million remained available under the 2025 Repurchase Program. There can be no assurances that we will continue to repurchase shares under the current authorization.
Future share repurchase activity under our current authorization, if any, could cause the price of our common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although share repurchases are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the repurchases.
Repurchasing common stock reduces the amount of cash we have available to fund capital expenditures, interest payments, debt retirements, acquisitions, additional share repurchases, investments in strategic initiatives and other operating requirements and we may fail to realize the anticipated benefits of share repurchases.
Substantial future sales of shares of our common stock could cause the market price of our common stock and our 2029 convertible senior notes to decline.
The market price of shares of our common stock and our 2029 convertible senior notes could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders or the perception in the market that holders of a large number of shares intend to sell their shares.
The future registration of shares of our common stock may cause our stock price and the price of our 2029 convertible senior notes to decline, even before such shares are actually sold in the market. We have registered shares of common stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control, changes in our Board or management, and other governance changes. Our amended and restated certificate of incorporation and amended and restated bylaws:
•provide that our board of directors is classified into three classes of directors (the “classified board provisions”);
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
•provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and
•provide that stockholders will be permitted to amend our amended and restated bylaws and certain parts of our amended and restated certificate of incorporation only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class (the “supermajority approval provisions”).
In July 2025, our board of directors announced its intent to approve and recommend to our stockholders that they approve at our 2026 annual meeting of stockholders (i) the phased removal of the classified board provisions (which, upon the completion of such declassification, will also result in our directors being able to be removed without cause under Delaware law) and (ii) the removal of the supermajority approval provisions effective at the close of our 2027 annual meeting. To the extent that our stockholders vote for the removal of such provisions, and upon the effectiveness of such changes, we would have a decreased ability to delay or prevent a change in control, changes in our Board or other governance changes. However, even if such provisions are no longer effective, the remaining provisions described above may frustrate or prevent a change in control, or any attempts by our stockholders to replace or remove our current board or management or change aspects of our corporate governance.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Information Security Management Strategy
We have developed, implemented and maintain a formal “risk based" Information Security Management System, or ISMS, that is designed to protect the confidentiality, integrity, and availability of the information contained within our systems. ISMS complies with a number of internationally recognized standards for information security, including the ISO 27001:2022 Standard for Information Security, AICPA System and Organization Controls 2 (SOC 2) for the criteria of Security and Availability; the Payment Card Industry Data Security Standard v4.0.1, or PCI DSS v4.0.1, the global standard for the payment card industry. In accordance with these international standards, and included in the ISMS, is our cybersecurity incident response process and plan.
In the event of a potential cybersecurity incident, our Chief Information Security Officer, or CISO, is notified of the incident and assembles an Incident Response Team, which is comprised of individuals who have the necessary technical, operational, and regulatory knowledge to assist the CISO. Typically, senior members of our engineering, operations, security, compliance/data protection office, and legal functions comprise the Incident Response Team. The Incident Response Team will conduct an assessment to determine the nature and scope of the incident and manages the incident in accordance with our incident response procedures until the incident is contained and resolved. The Incident Response Team will document findings and make them available to the Incident Classification Team, which is comprised of our CISO, Executive Vice President of Production Engineering, Chief Information Officer, Chief Administrative & Legal Officer, or CALO, Chief Operating Officer, Chief Financial Officer, and their respective delegates. The Incident Classification Team is responsible for assessing the incident and notifying members of our management and our Board. Our Chief Executive Officer, CALO, CISO and CFO, in conjunction with their delegates and third-party experts, including outside legal counsel, are responsible for coordinating external communications and disclosures, including with the Securities and Exchange Commission and impacted third parties.
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
•a third-party risk management process for service providers, suppliers, and vendors, pursuant to which we require such third parties to maintain certain security controls and assess their compliance with these requirements; and

•independent third-party assessments and audits of our Information Security Management System, or ISMS, to monitor compliance with globally recognized information security standards, including ISO 27001:2022, ISO 27017:2015 (cloud security best practices), PCI DSS v4.0.1, HIPAA, and the AICPA SOC 2 criteria for Security and Availability.
We have not identified risks from known cybersecurity incidents, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and the full Board has direct oversight of cybersecurity and other information technology risks as well as oversees management’s implementation of our cybersecurity risk management program. Several of our Board members have cybersecurity experience, including Michael Burdiek, Sue Barsamian, Julie Iskow, Sudhakar Ramakrishna and Maria Walker.
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
ITEM 2. Properties
We currently lease approximately 220,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2025 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
San Ramon, California	Corporate headquarters, sales, marketing, product design, professional services, research and development	104,000	January 2031
The Philippines	Technical support, training and other professional services	26,600	July 2026
India	Product, engineering, professional services and customer support	22,200	February 2031
Portugal	Portions of engineering and operations	20,600	August 2028
India	Research and development	15,900	January 2028
The hosting of our equipment and software at co-located third-party facilities is also significant to our business. We have entered into lease agreements with third-party hosting facilities in Santa Clara, California; Atlanta, Georgia; and Slough, England, which require monthly payments for a fixed period of time in exchange for certain guarantees of space, and network and telecommunication availability. These agreements expire at various dates through 2031.

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
Number of Common Stock Holders
On February 13, 2026, there were 13 stockholders of record of our common stock who held an aggregate of 76,495,680 shares of our common stock. We believe that there are a substantially greater number of beneficial owners of our common stock.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In October 2025, our Board of Directors approved the 2025 Repurchase Program, which authorized the repurchase of up to $150.0 million of our common stock through December 31, 2027. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.
On November 11, 2025, we entered into the ASR program with JPMorgan Chase Bank, National Association, or JPM. Under the terms of the ASR program, we repurchased $50 million in common stock, with an initial delivery of approximately 1,926,782 shares received on November 12, 2025, representing approximately 80% of the total number of shares expected to be purchased under the ASR program. The ASR program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery.
As of December 31, 2025, $100.0 million remained available under the 2025 Repurchase Program. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for additional information about our share repurchase program.
The following table presents stock repurchases by us during the three-month period ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2025 - October 31, 2025	—	$—	—	$150,000,000
November 1, 2025 - November 30, 2025	1,926,782	20.76	1,926,782	110,000,000
December 1, 2025 - December 31, 2025	—	—	—	110,000,000
Total Fourth Quarter 2025	1,926,782	$20.76	1,926,782

(1) On November 12, 2025, we received an initial delivery of 1,926,782 shares of our common stock at an initial price of $20.76 per share, representing an initial delivery of approximately 80% of the total number of shares expected to be purchased under the ASR program. Upon the final settlement of the ASR program on February 2, 2026, we received 701,517 additional shares based upon the average daily volume-weighted average price of our shares, netted against the initial delivery.
Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the Russell 2000 Index, and the NASDAQ Computer Index. The period shown commences on December 31, 2020 and ends on December 31, 2025. The graph assumes $100 was invested at the close of market on December 31, 2020 in the common stock of Five9, the Russell 2000 Index, and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of 5 years Cumulative Total Return
Assumes Initial Investment of $100

250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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
Overview
Five9 is a leading provider of the Intelligent CX Platform for enterprise contact centers. With a foundation in our cloud-native solution, Five9 is now evolving into an AI-native CX platform, empowering enterprises to scale seamlessly, innovate faster, and deliver enhanced customer experiences as the market opportunity continues to expand. Our reliable, secure, and scalable Intelligent CX Platform, powered by our Five9 Genius AI suite, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing functions. We have become an established leader in the AI-powered CX market with more than 3,000 customers.
Our Genius AI suite is a comprehensive portfolio of AI solutions that uses Generative AI to power agentic CX. The contact center is the system of record for interactions with full conversation history, and our platform serves as a real-time orchestration engine for every customer interaction across all channels, whether it is with a human agent or an AI agent. As a result, our platform is designed to deliver a seamless collaboration between human agents and AI agents, where each interaction strengthens the next. This continuous learning loop compounds over time, creating a powerful data flywheel that drives higher performance, accuracy, and personalization for every customer engagement. We believe this is the structural advantage of our end-to-end AI-powered CX platform.
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform, and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption or capacity basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption or capacity. Increases in the number of licenses or the level of consumption or capacity can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while related usage fees are billed in arrears. For the years ended December 31, 2025, 2024 and 2023, subscription and related usage fees accounted for 93%, 92% and 92% our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic Factors
We are subject to risks and exposures, including continued macroeconomic challenges, the impact of global tariff increases and potential future increases and announcements regarding same, and current and potential global conflicts. While the implications of macroeconomic challenges, and global conflicts on our business, results of operations and overall financial position remain uncertain over the long term, we expect that macroeconomic challenges will continue to have an adverse impact on our revenue in future periods.
Reduction in Force Plans
In August 2024, we announced a reduction in force plan, or the 2024 Plan, as part of our broader efforts to drive balanced, profitable growth, further supporting our positive, long-term outlook and focus on increasing stockholder value. The 2024 Plan reduced our global full-time employees by approximately 6%. For the year ended December 31, 2024, we incurred a total of $9.6 million in restructuring costs under the 2024 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which were cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses. For the year ended December 31, 2025, we incurred no costs under the 2024 Plan. We do not expect to incur any additional costs under the 2024 Plan.
On March 31, 2025, our Board of Directors approved a reduction in force plan, or the 2025 Plan, as part of our broader efforts to prioritize investments in key strategic areas, including AI, as well as to drive profitable growth in supporting our positive, long-term outlook and increasing stockholder value. On April 3, 2025, we commenced execution of the 2025 Plan, which resulted in the reduction of our global full-time employees by approximately 4%. During the year ended December 31, 2025, we incurred a total of $7.9 million in restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.4 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2025, we also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). We do not expect to incur any additional costs under the 2025 Plan.
Key GAAP Operating Results
Our revenue increased to $1,149.1 million for the year ended December 31, 2025, from $1,041.9 million and $910.5 million for the years ended December 31, 2024 and 2023, respectively. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the years ended December 31, 2025, 2024 and 2023, no single customer accounted for more than 10% of our total revenue. As of December 31, 2025, we had over 3,000 customers across multiple industries with a wide range of license sizes. We had a net income (loss) of $39.4 million, $(12.8) million and $(81.8) million for the years ended December 31, 2025, 2024 and 2023, respectively. We shifted to a net income position for the year ended December 31, 2025 primarily as a result of disciplined expense management, including stock-based compensation costs. We expect net income to continue to be positive in 2026.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development, infrastructure and investments in complementary businesses, technologies and intellectual property rights. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger customers, grow revenue from our existing customers, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including the impact of continued macroeconomic challenges, the impact of global tariff increases and potential future increases and announcements regarding same, and current and potential global conflicts, in order to successfully grow our business and improve our operating results.
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
The following table shows our Annual Dollar-Based Retention Rate based on Net Revenue for the periods presented:

	Twelve Months Ended December 31,
	2025	2024
Annual Dollar-Based Retention Rate	105%	108%
Our Dollar-Based Retention Rate decreased year-over-year, reflecting a combination of factors, including continued macroeconomic headwinds, as well as year-over-year challenges related to a single large new customer ramping significantly throughout 2024 and seasonal increases being stronger in the second half of 2024, offset in part by ongoing momentum in AI and expansions of larger existing customers in 2025.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss). We calculate adjusted EBITDA as net income (loss) before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) gain on early extinguishment of debt, (5) interest income and other, (6) exit costs related to the closure and relocation of our Russian operations, (7) acquisition and related transaction costs and one-time integration costs, (8) lease amortization for finance leases, (9) costs related to reduction in force plans, (10) one-time expenses related to strategic consulting services for operational review, (11) other cost-reduction and productivity initiatives, (12) legal fees related to the securities class action, (13) impairment charges related to closure of operating lease facilities, (14) office closure lease termination costs, (15) provision for income taxes, and (16) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net income (loss) to adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss)	$39,416	$(12,795)
Non-GAAP adjustments:
Depreciation and amortization (1)	61,764	52,905
Stock-based compensation (2)	148,068	166,315
Interest expense	14,076	14,812
Gain on early extinguishment of debt	—	(6,615)
Interest income and other	(30,168)	(46,745)
Exit costs related to closure and relocation of Russian operations	—	78
Acquisition and related transaction costs and one-time integration costs	6,245	12,303
Lease amortization for finance leases	8,911	3,857
Costs related to reduction in force plans	8,169	9,625
One-time expenses related to strategic consulting services for operational review	1,265	—
Other cost-reduction and productivity initiatives	4,553	—
Legal fees related to the securities class action	1,774	—
Impairment charges related to closure of operating lease facilities	—	2,202
Office closure lease termination costs	95	—
Provision for income taxes (3)	5,526	40
Adjusted EBITDA	$269,694	$195,982

(1) Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$51,792	$42,535
Research and development	2,980	2,972
Sales and marketing	69	123
General and administrative	6,923	7,275
Total depreciation and amortization	$61,764	$52,905

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

Results of Operations for the Years Ended December 31, 2025 and 2024
Based on the consolidated statements of operations and comprehensive income (loss) set forth in this annual report, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	45%	46%
Gross profit	55%	54%
Operating expenses:
Research and development	13%	16%
Sales and marketing	27%	30%
General and administrative	12%	13%
Total operating expenses	52%	59%
Income (loss) from operations	3%	(5)%
Other income (expense), net:
Interest expense	(1)%	(1)%
Gain on early extinguishment of debt	—%	1%
Interest income and other	2%	4%
Total other income (expense), net	1%	4%
Income (loss) before income taxes	4%	(1)%
Provision for income taxes	1%	—%
Net income (loss)	3%	(1)%
Year-to-year comparisons between 2024 and 2023 have been omitted from this Form 10-K but may be found in “Management's Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2024, which specific discussion is incorporated herein by reference.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Revenue	$1,149,088	$1,041,938	$107,150	10%
The increase in revenue for 2025 compared to 2024 was primarily attributable to our larger customers, driven by our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$516,234	$477,540	$38,694	8%
% of Revenue	45%	46%
The increase in cost of revenue for 2025 compared to 2024 was primarily due to a $17.9 million increase in third-party costs driven by increased customer activities, a $6.9 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $6.8 million increase in amortization of capitalized internal-use software development costs, a $4.5 million increase in lease amortization of finance leases, a $2.2 million increase in USF contributions and other federal telecommunication service fees due to increased customer usage, a $2.2 million increase in usage and carrier costs due to increased volume, a $1.9 million increase in amortization of intangibles in connection with the acquisition of Acqueon in August 2024, offset in part by a $3.3 million decrease in personnel-related costs primarily driven by a decrease in stock-based compensation costs and by a $0.9 million decrease in office, facilities and related costs.
Gross Profit

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$632,854	$564,398	$68,456	12%
% of Revenue	55%	54%
The increase in gross profit for 2025 compared to 2024 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long-term with long-term revenue growth outpacing continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure.

Operating Expenses
Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$152,334	$166,197	$(13,863)	(8)%
% of Revenue	13%	16%
The decrease in research and development expenses for 2025 compared to 2024 was primarily due to a $16.0 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, which resulted in a corresponding decrease in research and development costs, and by a $1.2 million decrease in public cloud development costs, offset in part by a $4.0 million increase in personnel-related costs primarily driven by increased research and development headcount and higher salaries, reduced in part by a decrease in stock-based compensation costs.
Sales and Marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$311,816	$311,954	$(138)	—%
% of Revenue	27%	30%
The decrease in sales and marketing expenses for 2025 compared to 2024 was primarily due to a $15.0 million decrease in personnel-related costs mainly due to decreased sales and marketing headcount as a result of the 2024 and 2025 Plans and a decrease in stock-based compensation costs, and a $1.3 million decrease in travel costs as a result of reduced business travel, offset by a $14.3 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution and an increase in overall marketing spend during the period.

General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$139,854	$137,550	$2,304	2%
% of Revenue	12%	13%
The increase in general and administrative expenses for 2025 compared to 2024 was primarily due to a $1.9 million increase in hosted software costs, a $1.6 million increase in professional costs mainly associated with strategic consulting services, and a $0.5 million increase in personnel-related costs, offset in part by a $2.2 million decrease in impairment losses related to the closure of two operating lease facilities and the abandonment of the associated leasehold improvements and property and equipment that occurred in 2024.
Other Income (Expense), Net

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(14,076)	$(14,812)	$736	(5)%
Gain on early extinguishment of debt	—	6,615	(6,615)	(100)%
Interest income and other	30,168	46,745	(16,577)	(35)%
Total other income (expense), net	$16,092	$38,548	$(22,456)	58%
% of Revenue	1%	4%
The decrease in interest expense for 2025 compared to 2024 was primarily due to the maturity of the 2025 convertible senior notes on June 1, 2025, offset in part by the issuance of the 2029 convertible senior notes in March 2024.
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
The decrease in interest income and other for 2025 compared to 2024 was due to lower investable balances primarily resulting from cash paid in connection with the maturity of the 2025 convertible senior notes and the repurchase of our common stock, as well as lower interest rates, and an increase in foreign currency transaction losses, offset in part by a $1.3 million impairment charge of an equity investment that occurred in 2024.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of convertible senior notes in March 2024, May and June 2020, and May 2018, and lease facilities. As of December 31, 2025, we had $746.7 million in working capital, which included $232.1 million in cash and cash equivalents, and $464.8 million in marketable investments. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 convertible senior notes through a cash payment of $434.4 million in connection therewith. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from December 31, 2025.
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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations internationally, and the effect of the length and severity of the continued macroeconomic challenges, the impact of global tariff increases and potential future increases and announcements regarding same, and current and potential global conflicts, on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current challenging macroeconomic environment and fluctuations in the financial markets, including due to the impact of global tariff increases and potential future increases and announcements regarding same, and current and potential global conflicts. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Share Repurchase Program
As of December 31, 2025, $100.0 million remained available under the 2025 Repurchase Program. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for additional information about our share repurchase program.
In October 2025, our Board of Directors approved the 2025 Repurchase Program, which authorized the repurchase of up to $150.0 million of our common stock through December 31, 2027. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.
As part of our Share Repurchase Program, on November 11, 2025, we entered into the ASR program with JPM. Under the terms of the ASR program, on November 12, 2025, we made an aggregate payment of $50 million and received an initial delivery of 1,926,782 shares of our common stock, representing approximately 80% of the total number of shares of our common stock expected to be purchased under the ASR program. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity. Given our ability to settle in shares, as described below, the remaining prepaid forward contract amount was classified as a reduction to additional-paid-in-capital upon issuance and as of December 31, 2025.
Under the ASR program, upon settlement, we either receive additional shares of common stock from JPM or are required to deliver additional shares of common stock or cash to JPM, at our election. The final number of shares repurchased was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR program. Cash settlement is not mandatory pursuant to the terms of the ASR program. The ASR program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$226,207	$143,168
Net cash provided by (used in) investing activities	122,305	(266,550)
Net cash (used in) provided by financing activities	(478,566)	342,725
Net (decrease) increase in cash, cash equivalents and restricted cash	$(130,054)	$219,343
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
Net cash provided by operating activities was $226.2 million during the year ended December 31, 2025. Net cash provided by operating activities resulted from our net income of $39.4 million, adjustments to reconcile net income to net cash provided by operating activities of $317.3 million, primarily consisting of $148.1 million of stock-based compensation, $86.0 million of amortization of deferred contract acquisition costs, $61.8 million of depreciation and amortization, $20.3 million of reduction in carrying amount of right-of-use assets, $4.6 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(130.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers and $(7.9) million accretion of discount on marketable investments.
Cash Flows from Investing Activities
Net cash provided by investing activities of $122.3 million in 2025 was comprised of $932.1 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $(745.4) million related to purchases of marketable investments, $(39.1) million in capitalized software development costs and $(25.0) million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $(478.6) million in 2025 was related to $(434.4) million of cash paid in connection with the maturity of the 2025 convertible senior notes, $(50.0) million of cash paid for the repurchase of our common stock and $(9.8) million of payments related to finance leases, offset in part by $12.5 million from the sale of common stock under our employee stock purchase and $3.1 million from the exercise of stock options.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Convertible Senior Notes
In May and June 2020, we issued $747.5 million aggregate principal amount of our 2025 convertible senior notes in a private offering. The 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 convertible senior notes in cash in connection therewith. Prior to maturity, the 2025 convertible senior notes bore interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The total net proceeds from the offering, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $728.8 million.
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of December 31, 2025, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $61.0 million as of December 31, 2025, with $15.1 million payable within 12 months, $23.4 million payable within one to three years, $20.9 million payable within three to five years, and $1.6 million payable after five years. We also had outstanding finance lease obligations of $15.3 million as of December 31, 2025, with $9.1 million payable within 12 months and $6.2 million payable within one to three years. We entered into three-year equipment finance lease agreements and recognized $3.9 million right of use assets during the year ended December 31, 2025, which were reported within "Finance lease right-of-use assets" and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $1.3 million within "Finance lease liabilities" and long-term lease liabilities of $2.6 million within "Finance lease liabilities - less current portion" for the year ended December 31, 2025. See Note 13 to the consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of December 31, 2025, we had outstanding cloud services and software and maintenance agreement commitments totaling $167.0 million, of which $55.4 million is expected to be purchased within one year, $108.1 million is expected to be purchased within one to three years, and $3.5 million is expected to be purchased within four to five years.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of December 31, 2025, we had outstanding hosting and telecommunication usage services obligations of $12.5 million, with $5.8 million payable within 12 months, $5.2 million payable within one to three years, and $1.5 million payable within three to five years.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. We have received indemnification demands, and will likely continue to receive demands, from customers regarding our intellectual property indemnification obligations under these contracts. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), or consolidated statements of cash flows.
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

On December 4, 2024, a purported holder of our securities filed a putative class action complaint against us, our then-current Chief Executive Officer, and our then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding us and our business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. We moved to dismiss the amended complaint on July 29, 2025, and the court took the motion under submission after oral argument on December 18, 2025. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. We intend to vigorously defend this lawsuit.
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
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. We record USF contributions and other regulatory costs on a gross basis in our consolidated statements of operations and comprehensive income (loss) and record surcharges and sales, use and excise taxes billed to our clients on a net basis. The cost of gross USF contributions payable to the USAC and suppliers is presented as a cost of revenue in the consolidated statements of operations and comprehensive income (loss).
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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $696.9 million as of December 31, 2025. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of December 31, 2025, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million. The fair value of the 2029 convertible senior notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the 2029 convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2029 convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the 2029 convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Our 2029 convertible senior notes bear fixed interest rates and, therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in March 2024 related to the issuance of our 2029 convertible senior notes.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $12.9 million on our operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five9, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Five9, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Sufficiency of audit evidence over revenues from subscription services and related usage
As discussed in Note 1 to the consolidated financial statements, the Company charges customers monthly subscription fees, for access to the Company’s Intelligent CX Platform. For the year ended December 31, 2025, the Company recorded $1,149.1 million of revenue. The subscription fees are primarily based on the number of licenses, as on a consumption or capacity basis for the Company’s Artificial Intelligence solutions. Licenses are defined as the maximum number to named agents allowed to concurrently access the Intelligent CX Platform. The majority of the Company’s customers purchase both subscriptions and related telephony usage. The related usage fees are based on the volume of minutes used for inbound and outbound client interactions. There are high volumes of subscription and related usage transactions processed across multiple information technology (IT) systems.
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
Santa Clara, California
February 19, 2026

FIVE9, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$232,084	$362,546
Marketable investments	464,835	643,410
Accounts receivable, net	130,984	115,172
Prepaid expenses and other current assets	43,107	50,840
Deferred contract acquisition costs, net	88,714	76,600
Total current assets	959,724	1,248,568
Property and equipment, net	164,635	144,888
Operating lease right-of-use assets	46,375	38,880
Finance lease right-of-use assets	14,216	19,269
Intangible assets, net	51,166	65,632
Goodwill	366,253	365,436
Other assets	10,725	13,384
Deferred contract acquisition costs, net — less current portion	176,976	155,157
Total assets	$1,790,070	$2,051,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,973	$26,282
Accrued and other current liabilities	84,120	83,720
Operating lease liabilities	12,922	11,258
Finance lease liabilities	8,480	7,768
Deferred revenue	77,515	79,173
Convertible senior notes	—	433,490
Total current liabilities	213,010	641,691
Convertible senior notes — less current portion	735,490	731,855
Operating lease liabilities — less current portion	42,116	37,071
Finance lease liabilities — less current portion	6,090	11,688
Other long-term liabilities	7,547	6,717
Total liabilities	1,004,253	1,429,022
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 450,000 shares authorized, 77,194 shares and 75,808 shares issued and outstanding as of December 31, 2025 and 2024, respectively	77	76
Additional paid-in capital	1,163,072	1,039,125
Accumulated other comprehensive income	897	636
Accumulated deficit	(378,229)	(417,645)
Total stockholders’ equity	785,817	622,192
Total liabilities and stockholders’ equity	$1,790,070	$2,051,214
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,149,088	$1,041,938	$910,488
Cost of revenue	516,234	477,540	432,690
Gross profit	632,854	564,398	477,798
Operating expenses:
Research and development	152,334	166,197	156,582
Sales and marketing	311,816	311,954	296,713
General and administrative	139,854	137,550	123,079
Total operating expenses	604,004	615,701	576,374
Income (loss) from operations	28,850	(51,303)	(98,576)
Other income (expense), net:
Interest expense	(14,076)	(14,812)	(7,646)
Gain on early extinguishment of debt	—	6,615	—
Interest income and other	30,168	46,745	26,799
Total other income (expense), net	16,092	38,548	19,153
Income (loss) before income taxes	44,942	(12,755)	(79,423)
Provision for income taxes	5,526	40	2,341
Net income (loss)	$39,416	$(12,795)	$(81,764)
Net income (loss) per share:
Basic	$0.51	$(0.17)	$(1.13)
Diluted	$0.45	$(0.17)	$(1.13)
Shares used in computing net income (loss) per share:
Basic	76,916	74,503	72,048
Diluted	88,002	74,503	72,048
Comprehensive Income (Loss):
Net income (loss)	$39,416	$(12,795)	$(81,764)
Other comprehensive income	261	54	3,270
Comprehensive income (loss)	$39,677	$(12,741)	$(78,494)
See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	71,047	$71	$635,668	$(2,688)	$(323,086)	$309,965
Issuance of common stock upon partial conversion of the 2023 convertible senior notes	2	—	—	—	—	—
Settlement at maturity of the outstanding capped calls and retirement of common stock related to the 2023 convertible senior notes	(371)	—	74,453	—	—	74,453
Issuance of common stock upon exercise of stock options	491	—	9,127	—	—	9,127
Issuance of common stock upon vesting of restricted stock units	1,844	2	(2)	—	—	—
Shares held for tax withholdings	(40)	—	(3,270)	—	—	(3,270)
Issuance of common stock under ESPP	344	—	15,927	—	—	15,927
Stock-based compensation	—	—	210,377	—	—	210,377
Other comprehensive income	—	—	—	3,270	—	3,270
Net loss	—	—	—	—	(81,764)	(81,764)
Balance as of December 31, 2023	73,317	73	942,280	582	(404,850)	538,085
Issuance of new capped calls associated with the 2029 convertible senior notes	—	—	(93,438)	—	—	(93,438)
Partial termination of existing capped calls associated with the 2025 convertible senior notes	—	—	539	—	—	539
Issuance of common stock upon exercise of stock options	26	—	481	—	—	481
Issuance of common stock upon vesting of restricted stock units	2,093	2	(2)	—	—	—
Issuance of common stock under ESPP	372	1	14,797	—	—	14,798
Stock-based compensation	—	—	174,468	—	—	174,468
Other comprehensive income	—	—	—	54	—	54
Net loss	—	—	—	—	(12,795)	(12,795)
Balance as of December 31, 2024	75,808	76	1,039,125	636	(417,645)	622,192
Share repurchases	(1,927)	(2)	(49,998)	—	—	(50,000)
Issuance of common stock upon exercise of stock options	156	—	3,137	—	—	3,137
Issuance of common stock upon vesting of restricted stock units	2,556	2	(3)	—	—	(1)
Issuance of common stock under ESPP	601	1	12,471	—	—	12,472
Stock-based compensation	—	—	158,340	—	—	158,340
Other comprehensive income	—	—	—	261	—	261
Net income	—	—	—	—	39,416	39,416
Balance as of December 31, 2025	77,194	$77	$1,163,072	$897	$(378,229)	$785,817

See accompanying notes to the consolidated financial statements.

FIVE9, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$39,416	$(12,795)	$(81,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,764	52,905	48,515
Reduction in the carrying amount of right-of-use assets	20,277	15,358	12,642
Amortization of deferred contract acquisition costs	86,006	71,483	55,384
Accretion of discount on marketable investments	(7,892)	(20,818)	(11,351)
Provision for credit losses	1,617	1,150	989
Stock-based compensation	148,068	166,315	206,292
Amortization of discount and issuance costs on convertible senior notes	4,550	5,478	3,749
Gain on early extinguishment of debt	—	(6,615)	—
Impairment charge of an equity investment	—	1,250	—
Impairment charge related to closure of operating lease facilities	835	2,202	—
Interest on finance lease obligations	1,033	264	150
Deferred taxes - excluding tax benefit from acquisition	446	647	53
Deferred taxes - tax benefit from acquisition	524	(5,482)	—
Other	45	(1,051)	657
Changes in operating assets and liabilities:
Accounts receivable	(17,430)	(14,645)	(9,844)
Prepaid expenses and other current assets	7,774	(12,148)	(3,532)
Deferred contract acquisition costs	(119,940)	(104,957)	(91,544)
Other assets	2,630	3,115	(3,988)
Accounts payable	3,190	1,057	2,932
Accrued and other current liabilities	(5,700)	2,839	(9,274)
Deferred revenue	(958)	(425)	4,958
Other long-term liabilities (including non-current portions of operating and finance lease liabilities)	(48)	(1,959)	3,814
Net cash provided by operating activities	226,207	143,168	128,838
Cash flows from investing activities:
Purchases of marketable investments	(745,378)	(1,289,357)	(795,002)
Proceeds from sales of marketable investments	127,976	122,138	1,211
Proceeds from maturities of marketable investments	804,091	1,132,332	655,588
Purchases of property and equipment	(24,963)	(42,388)	(31,234)
Capitalization of internal-use software development costs	(39,135)	(22,223)	(9,537)
Payments of initial direct lease costs	(286)	—	—
Cash paid to acquire Acqueon Inc.	—	(167,151)	—
Cash settlement to acquire Aceyus, Inc.	—	99	(80,588)
Net cash provided by (used in) investing activities	122,305	(266,550)	(259,562)
Cash flows from financing activities:
Proceeds from issuance of 2029 convertible senior notes	—	731,055	—
Payment of debt issuance costs	—	(2,212)	—
Payments for capped call transactions associated with the 2029 convertible senior notes	—	(93,438)	—
Repurchase of a portion of 2025 convertible senior notes	—	(304,485)	—
Repayment of outstanding 2023 convertible senior notes at maturity	—	—	(169)
Cash received from the settlement at maturity of the outstanding capped calls associated with the 2023 convertible senior notes	—	—	74,453
Cash received from partial termination of capped calls associated with the 2025 convertible senior notes	—	539	—
Repayment of outstanding 2025 convertible senior notes at maturity	(434,405)	—	—
Proceeds from exercise of common stock options	3,137	481	9,127
Proceeds from sale of common stock under ESPP	12,472	14,797	15,927
Payment of employee taxes related to vested RSUs	—	—	(3,270)
Cash paid for repurchase of the Company's common stock	(50,000)	—	—
Payment of holdbacks related to acquisitions	—	—	(500)
Payments of finance leases	(9,770)	(4,012)	(989)
Net cash (used in) provided by financing activities	(478,566)	342,725	94,579
Net (decrease) increase in cash, cash equivalents and restricted cash	(130,054)	219,343	(36,145)
Cash, cash equivalents and restricted cash:
Beginning of period	364,185	144,842	180,987
End of period	$234,131	$364,185	$144,842
Supplemental disclosures of cash flow data:
Cash paid for interest	$9,698	$6,593	$3,897
Cash paid for income taxes	4,843	3,751	1,589
Non-cash investing and financing activities:
Equipment purchased and unpaid at period-end	6,428	11,890	11,243
Capitalization of leasehold improvement through non-cash lease incentive	—	37	—
Acquisition and related transaction costs accrued at period-end	—	594	—
Stock-based compensation included in capitalized software development costs	10,272	8,153	4,085
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$362,546	$143,201	$180,520
Restricted cash in other assets	1,639	1,641	467
Total cash, cash equivalents and restricted cash	$364,185	$144,842	$180,987
Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$232,084	$362,546	$143,201
Restricted cash in other assets	2,047	1,639	1,641
Total cash, cash equivalents and restricted cash	$234,131	$364,185	$144,842
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, including accompanying notes and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue and related reserves, as well as the fair value of assets acquired and liabilities assumed through business combinations and the fair value of the performance-based restricted stock units (“PRSUs”). Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, the monetary assets and liabilities resulting from foreign currency transactions are adjusted to reflect the exchange rate as of the balance sheet date. Foreign currency transaction gains and losses were not significant in any period and are reported in “Other income (expense), net” in the consolidated statements of operations and comprehensive income (loss).
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. The Company’s cash equivalents consist of investments in money market funds and U.S. treasury securities.
Marketable Investments
The Company’s marketable investments consist of U.S. treasury securities, U.S. agency securities and government sponsored securities, certificates of deposit, corporate bonds, and commercial paper. The Company’s marketable investments are classified as available-for-sale and carried at fair value. The intent is that all marketable investments are available for use in the Company’s current operations, including marketable investments with maturity dates greater than one year from December 31, 2025. The Company monitors its available-for-sale debt securities for potential impairment on a quarterly basis. If the Company intends to sell a debt security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in interest income and other in the consolidated statements of operations and comprehensive income (loss). In other cases, the Company further assesses whether the decline in fair value below cost is due to credit or non-credit related factors. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in interest income and other in the consolidated statements of operations and comprehensive income (loss). Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income.

Concentration Risks
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at three large reputable financial institutions. Total cash and cash equivalents in excess of insured limits were $229.1 million and $360.2 million as of December 31, 2025 and 2024, respectively. The Company has not experienced any losses in such accounts.
As of December 31, 2025, there was one customer that represented 11% of accounts receivable. As of December 31, 2024, there was no customer that represented more than 10% of accounts receivable. For the years ended December 31, 2025, 2024 and 2023, no single customer represented more than 10% of revenue.
Provision for Credit Losses
The Company uses an expected credit loss model, which requires it to consider historical loss rates and expectations of forward-looking losses to estimate its provision for credit losses on its trade accounts receivables, unbilled accounts receivables and contract assets.
The following table presents the changes in the provision for credit losses (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$341	$264
Add: bad debt expense	1,617	1,150
Less: write-offs, net of recoveries	(1,523)	(1,073)
Balance, end of period	$435	$341
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
The Company capitalizes certain qualifying costs incurred during the development stage of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development as incurred. Preliminary project activities include conceptual formulation, evaluation and final selection of alternatives, planning, proof of concept and requirement analysis of the selected alternative. The post-implementation stage begins when the internal-use software is ready for its intended use, and includes all internal and external training and application maintenance activities. Capitalized internal-use software development costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is three years. The related amortization expense is recognized in cost of revenue in the consolidated statements of operations and comprehensive income (loss).
Maintenance and repairs of property and equipment are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss) in the period realized.
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

During 2024, the Company recognized impairment losses recorded in general and administrative expenses of $1.9 million as a result of its commitment to close two operating lease facilities and $0.3 million related to the associated leasehold improvements and property and equipment. During 2025, the Company recorded impairment charges of property and equipment in the amount of $0.8 million.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The Company’s estimates are inherently uncertain and subject to change. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).
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
Intangible assets, consisting of acquired developed technology, trademarks and customer relationships, are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to 8 years. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships is included in sales and marketing expense. Amortization expense related to domain names is included in general and administrative expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
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
Advertising Costs
The Company primarily advertises its services through the internet and in conjunction with partners. Advertising costs are expensed as incurred and were $29.4 million, $25.4 million and $31.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Commissions
Commissions consist of variable compensation earned by sales personnel and referral fees the Company pays to third parties. The Company defers all incremental commission costs to obtain the contract, and amortizes these costs over a period of benefit determined to be five years. Commission expense was $91.3 million, $77.0 million and $61.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of

December 31, 2025 and 2024, the Company recorded a full valuation allowance against the U.S. net deferred tax assets because of its history of operating losses in the United States. As of December 31, 2025, the Company recognized a net deferred tax asset balance of $2.7 million related to its operations in Australia, Germany, India and the U.K. As of December 31, 2024, the Company recognized a net deferred tax asset balance of $3.5 million related to its operations in Australia, Germany, India, Portugal and the U.K. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Comprehensive income (loss)
Comprehensive income (loss) consists of net income (loss), and unrealized gains or losses on available-for-sale marketable investments. The Company presents comprehensive income (loss) as part of the consolidated statements of operations and comprehensive income (loss). The changes in the accumulated balances of the components of other comprehensive income (loss) were not material for the periods presented.
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
Indemnification
The Company, in the ordinary course of business, enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, including breach of security, services to be provided by the Company or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2025 and 2024.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the effective tax rate reconciliation and additional information on income taxes paid. This ASU is effective for the Company’s fiscal years beginning after December 15, 2024. Early adoption is permitted and may be adopted on a prospective or retrospective basis. The Company’s adoption of ASU 2023-09 did not have a material impact on its financial position and results of operations but did result in incremental disclosures. See Note 9 for further information on the impact of this adoption.
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
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted for entities that have implemented

ASU 2020-06, with the option to apply the guidance prospectively or retrospectively. The Company will adopt this standard in the first quarter of 2026 on a prospective basis and will apply it to any future settlements of convertible debt instruments, if applicable. The Company does not expect this standard to have a material impact on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for reporting periods beginning after December 15, 2025, with early adoption permitted. The Company will adopt this standard in the first quarter of 2026 and will elect the practical expedient. The Company does not expect this standard to have a material impact on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarity when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, net	$130,984	$115,172

Deferred contract acquisition costs, net:
Current	$88,714	$76,600
Non-current	176,976	155,157
Total deferred contract acquisition costs, net	$265,690	$231,757

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$4,101	$7,206
Contract liabilities (deferred revenue)	(77,515)	(79,173)
Noncurrent contract liabilities (deferred revenue) (included in other long term liabilities)	(1,545)	(865)
Net contract liabilities	$(74,959)	$(72,832)

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
In the year ended December 31, 2025, the Company recognized revenue of $68.8 million related to its contract liabilities at December 31, 2024.
Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,190.5 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.

3. Investments and Fair Value Measurements
Marketable Investments

The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from December 31, 2025. The Company’s marketable investments as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,066	$1	$—	$1,067
U.S. treasury securities	266,671	459	—	267,130
U.S. agency and government-sponsored securities	166,170	81	(14)	166,237
Commercial paper	7,867	6	—	7,873
Corporate bonds	22,511	17	—	22,528
Total	$464,285	$564	$(14)	$464,835

	December 31, 2024
Short-Term Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$802	$—	$—	$802
U.S. treasury securities	442,353	442	(223)	442,572
U.S. agency and government-sponsored securities	146,762	16	(18)	146,760
Commercial paper	9,600	8	—	9,608
Corporate bonds	43,550	124	(6)	43,668
Total	$643,067	$590	$(247)	$643,410

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Less than 12 months		Less than 12 months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$—	$—	$(223)	$104,716
U.S. agency and government-sponsored securities	(14)	33,935	(18)	76,484
Corporate bonds	—	—	(6)	4,219
Total	$(14)	$33,935	$(247)	$185,419
Although the Company had certain available-for-sale debt securities in an unrealized loss position as of December 31, 2025, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of December 31, 2025 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$271,187	$271,619
Due after one year through two years	193,098	193,216
Total	$464,285	$464,835
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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$103,637	$—	$—	$103,637
Certificates of deposit	—	747	—	747
Total cash equivalents	$103,637	$747	$—	$104,384
Marketable investments
Certificates of deposit	$—	$1,067	$—	$1,067
U.S. treasury securities	267,130	—	—	267,130
U.S. agency and government-sponsored securities	—	166,237	—	166,237
Commercial paper	—	7,873	—	7,873
Corporate bonds	—	22,528	—	22,528
Total marketable investments	$267,130	$197,705	$—	$464,835

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$114,370	$—	$—	$114,370
Certificates of deposit	—	496	—	496
U.S. treasury securities	42,946	—	—	42,946
U.S. agency and government-sponsored securities	—	41,832	—	41,832
Commercial paper	—	—	—	—
Total cash equivalents	$157,316	$42,328	$—	$199,644
Marketable investments
Certificates of deposit	$—	$802	$—	$802
U.S. treasury securities	442,572	—	—	442,572
U.S. agency and government-sponsored securities	—	146,760	—	146,760
Commercial paper	—	9,608	—	9,608
Corporate bonds	—	43,668	—	43,668
Total marketable investments	$442,572	$200,838	$—	$643,410
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
As of December 31, 2025 and December 31, 2024, the estimated fair value of the outstanding 2029 convertible senior notes was $674.1 million and $674.8 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge. The Company concluded that there was no further indicator of impairment of this investment as of December 31, 2025.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024.
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

4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2025	2024
Cash	$127,700	$162,902
Money market funds	103,637	114,370
Certificates of deposit	747	496
U.S. treasury securities	—	42,946
U.S. agency and government-sponsored securities	—	41,832
Total cash and cash equivalents	$232,084	$362,546
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2025	2024
Trade accounts receivable	$112,918	$99,551
Unbilled trade accounts receivable, net of advance customer deposits	18,501	15,962
Provision for credit losses	(435)	(341)
Accounts receivable, net	$130,984	$115,172
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$24,209	$27,988
Other current assets	14,797	15,646
Contract assets	4,101	7,206
Prepaid expenses and other current assets	$43,107	$50,840

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer and network equipment	$178,485	$173,671
Computer software	63,547	66,455
Internal-use software development costs	98,542	49,340
Furniture and fixtures	4,561	5,127
Leasehold improvements	6,757	6,736
Property and equipment	351,892	301,329
Accumulated depreciation and amortization	(187,257)	(156,441)
Property and equipment, net	$164,635	$144,888
Depreciation and amortization expense associated with property and equipment was $47.3 million, $40.3 million and $36.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025 and 2024, the Company recorded impairment charges of property and equipment in the amount of $0.8 million and $0.3 million, respectively.
Other assets consisted of the following (in thousands):

	December 31,
	2025	2024
Other assets	$7,136	$8,984
Equity investment in a privately-held company	750	750
Deferred tax assets	2,839	3,650
Other assets	$10,725	$13,384
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued expenses	$24,550	$30,822
Accrued compensation and benefits	52,387	44,002
Accrued federal fees	3,911	4,913
Sales and other tax liabilities	3,272	3,983
Accrued and other current liabilities	$84,120	$83,720
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred revenue	$1,545	$865
Deferred tax liabilities	56	186
Sales and other tax liabilities	1,357	244
Other long-term liabilities	4,589	5,422
Other long-term liabilities	$7,547	$6,717

5. Goodwill and Intangible Assets
In 2024, goodwill and intangible assets were recorded as a result of the Company's acquisition of Acqueon, Inc. (“Acqueon”). See Note 14 for further details. The following table summarizes the activity in the Company's goodwill and intangible asset balances during the years ended December 31, 2025 and 2024 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, January 1, 2024	$227,412	$38,323
Addition (Acqueon)	138,181	39,900
Measurement period adjustment (Acqueon)	(14)	—
Measurement period adjustment (Aceyus)	(143)	—
Amortization	—	(12,591)
End of the period, December 31, 2024	365,436	65,632
Measurement period adjustment (Acqueon)	817	—
Amortization	—	(14,466)
End of the period, December 31, 2025	$366,253	$51,166
During the fourth quarter of 2025, the Company completed its annual goodwill impairment test. Based on the Company’s assessment, it concluded that it is more likely than not that the fair values were more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required. Subsequent to the 2025 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2025 and 2024, there was no impairment to the carrying value of the Company’s goodwill.
The components of intangible assets were as follows (in thousands):

	December 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$105,714	$(62,794)	$42,920	5.8	$105,714	$(51,230)	$54,484	6.0
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(5,150)	7,700	3.5	12,850	(2,681)	10,169	4.4
Trademarks	1,300	(754)	546	1.5	1,300	(321)	979	2.4
Total	$120,334	$(69,168)	$51,166	5.4	$120,334	$(54,702)	$65,632	5.7
Amortization expense related to intangible assets was $14.5 million, $12.6 million and $12.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2026	$13,008
2027	8,612
2028	8,246
2029	7,328
2030	6,188
Thereafter	7,784
Total	$51,166
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company concluded that there were no indicators of impairment of its intangible assets as of December 31, 2025 and 2024.

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
The Repurchase Transaction was accounted for as a debt extinguishment. The difference between the consideration used to extinguish the 2025 convertible senior notes and the carrying value of the 2025 convertible senior notes (including unamortized debt discount and issuance costs) resulted in an extinguishment gain of approximately $6.6 million recorded in Other income (expense), net on the Company’s consolidated statements of operations and comprehensive income (loss).
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
The closing market price of the Company's common stock of $20.05 per share on December 31, 2025, the last trading day during the three months ended December 31, 2025, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, December 31, 2025, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended December 31, 2025, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending March 31, 2026.
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
The net carrying amount of the 2029 convertible senior notes as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal	$747,500	$747,500
Unamortized issuance costs	(12,010)	(15,645)
Net carrying amount	$735,490	$731,855
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Contractual interest expense	$7,475	$6,229
Amortization of issuance costs	3,635	3,013
Total interest expense	$11,110	$9,242

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
The net carrying amount of the 2025 convertible senior notes as of December 31, 2024 was $433.5 million. There were no 2025 convertible senior notes outstanding as of December 31, 2025.
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Contractual interest expense	$905	$2,433	$3,737
Amortization of issuance costs	915	2,465	3,749
Total interest expense	$1,820	$4,898	$7,486
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2025 and 2024, the Company had 77,194,499 and 75,807,505 shares of common stock issued and outstanding, respectively.
Holders of the Company’s common stock are entitled to dividends, if and when declared by the board of directors. In the event of liquidation, dissolution or winding up, subject to the rights of the holders of any then outstanding shares of preferred stock, holders of common stock will be entitled to receive the assets and funds of the Company that are legally available for distribution.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.
Share Repurchase Program
In October 2025, the Company’s Board of Directors approved the 2025 Repurchase Program, which authorized the repurchase of up to $150.0 million of the Company’s common stock through December 31, 2027. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.
As part of the Company’s Share Repurchase Program, on November 11, 2025, the Company entered into the ASR program with JPM. Under the terms of the ASR program, on November 12, 2025, the Company made an aggregate payment of $50 million and received an initial delivery of 1,926,782 shares of the Company’s common at an initial price of $20.76 per share, representing approximately 80% of the total number of shares of the Company’s common stock expected to be purchased under the ASR program. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity. Given the Company’s ability to settle in shares, as described below, the remaining prepaid forward contract amount was classified as a reduction to additional-paid-in-capital upon issuance and as of December 31, 2025.
Under the ASR program, upon settlement, the Company either receives additional shares of common stock from JPM or is required to deliver additional shares of common stock or cash to JPM, at the Company’s election. The final number of shares the Company repurchased was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR program. Cash settlement is not mandatory pursuant to the terms of the ASR program. The ASR program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery.
As of December 31, 2025, approximately $100.0 million remained available under the Share Repurchase Program.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2025, were as follows (in thousands):

Common Stock Reserved
Stock options outstanding	390
RSUs (including PRSUs) outstanding	6,029
Shares available for future grant under 2014 Plan	13,061
Shares available for future issuance under ESPP	3,697
Total shares of common stock reserved	23,177
Equity Incentive Plans
In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) and 5,300,000 shares of common stock were authorized for issuance under the 2014 Plan. In addition, on the first day of each year beginning in 2015 and ending in 2024, the 2014 Plan provides for an annual automatic increase to the shares reserved for issuance in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year or a lesser number as determined by the Company’s board of directors. The 2014 Plan replaced the Amended and Restated 2004 Equity Incentive Plan, as amended (“2004 Plan”), and no further grants were made under the 2004 Plan once the 2014 Plan became effective on April 3, 2014. Upon the effectiveness of the 2014 Plan, all shares reserved for future issuance under the 2004 Plan became available for issuance under the 2014 Plan. Additionally, any forfeited or expired shares that would have otherwise returned to the 2004 Plan, instead return to the 2014 Plan. The 2014 Plan allows the Company to grant stock options, RSUs, restricted stock awards, performance stock awards, stock appreciation rights, performance cash awards, and other stock awards. To date, the Company has granted stock options and RSUs (including PRSUs) under the 2014 Plan. Stock options granted under the 2014 Plan are in general at a price equal to the fair market value of the common stock on the date of grant and vest over four years. The Company’s stock options expire 10 years from the date of grant. Each RSU granted under the 2014 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over one to four years. Vested options generally expire three months after termination of the optionee’s employment or relationship as a consultant or director, unless otherwise extended by the terms of the stock option agreement.
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

Stock Options
A summary of the Company’s stock option activity during the year ended December 31, 2025 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2024	860	$55.34
Options granted	0	0.00
Options exercised	(156)	20.00
Options forfeited or expired	(314)	77.72
Outstanding as of December 31, 2025	390	51.62	2.4	$1,355
Vested and expected to vest as of December 31, 2025	390	51.62	2.4	1,355
Exercisable as of December 31, 2025	389	51.42	2.4	1,355

(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $20.05 per share as of December 31, 2025 for all in-the-money stock options outstanding.
Following is additional information pertaining to the Company’s stock option activity (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value per share of options granted	$—	$—	$—
Intrinsic value of options exercised (1)	1,008	901	26,943
Total fair value of options vested during the period	1,095	3,249	5,602
Cash received from options exercised	3,137	481	9,127

(1) Intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units (including PRSUs)
A summary of RSU activity (including PRSUs) during the year ended December 31, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	5,829	$57.27
RSUs granted	4,476	34.22
RSUs vested and released	(2,556)	56.92
RSUs forfeited or cancelled	(1,720)	51.63
Outstanding as of December 31, 2025	6,029	43.50

(1) Includes 324,165 PRSUs granted during 2025.
PRSUs with Market and Service Conditions. In 2022, the Company granted 284,282 market-based PRSUs subject to market and service conditions (“market-based PRSUs”) with a grant date fair value of $30.6 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Michael Burkland as its Chief Executive Officer in 2022. In 2023, the Company granted 35,921 market-based PRSUs with a grant date fair value of $3.1 million. In 2024, the Company granted an additional 159,016 market-based PRSUs with a grant date fair value of $9.6 million. In 2025, the Company granted 324,165 market-based PRSUs with a grant date fair value of $15.0 million. The amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return

(“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during the performance period. The 2024-2026 and 2025-2027 performance periods contain three overlapping measurement periods—a one-year period, a two-year period, and a three-year period. The 2022-2024 and 2023-2025 performance periods contain three one-year measurement periods. One-third of the total market-based PRSUs may be earned and settled in shares following the end of each measurement period based on RTSR performance and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final measurement period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining performance period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs subject to the 2023-2025, 2024-2026 and 2025-2027 performance periods will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the performance periods and (ii) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control. The fair value of the market-based PRSUs is determined on their grant date using a Monte Carlo Simulation model based upon assumptions presented below. The Company recognizes the fair value of the market-based PRSUs ratably over their requisite service period.
Under the market-based PRSU agreements for the 2022-2024 performance period, the TSR payout percentage ranges from —% to 200%, with a 50% payout at the 25th TSR percentile (threshold), 100% payout at the 55th TSR percentile (target), 200% payout at the 90th percentile or greater (maximum) and no payout below the threshold performance level. Under the market-based PRSU agreements for the 2023-2025, 2024-2026 and 2025-2027 performance periods, the TSR payout percentage ranges from —% to 200%, with a 50% payout at the 25th TSR percentile (threshold), 100% payout at the 55th TSR percentile (target), 200% payout at the 75th percentile or greater (maximum) and no payout below the threshold performance level.
During the first quarter of 2023, the Company certified the performance results for the first measurement period for the market-based PRSUs subject to the 2022-2024 performance period. The Company determined that its actual total shareholder return for such measurement period was (52.64)%, and that its relative total shareholder return ranking was in the 30.2 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 58.7% of target. During the first quarter of 2024, the Company certified the performance results for the second measurement period for the market-based PRSUs subject to the 2022-2024 performance period. The Company determined that its actual total shareholder return for such performance period was 19.95%, and that its relative total shareholder return ranking was in the 53.8 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 98.0% of target. During the first quarter of 2024, the Company also certified the performance results for the first measurement period for the market-based PRSUs subject to the 2023-2025 performance period. The Company determined that its actual total shareholder return for such performance period was 19.95%, and that its relative total shareholder return ranking was in the 50.5 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 92.5% of target. During the first quarter of 2025, the Company certified the performance results for the final measurement period for the market-based PRSUs subject to the 2022-2024 performance period. The Company determined that its actual total shareholder return for such measurement period was (47.25)%, and that its relative total shareholder return ranking was in the 3.7 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.00% of target. During the first quarter of 2025, the Company also certified the performance results for the second measurement period for the market-based PRSUs subject to the 2023-2025 performance period. The Company determined that its actual total shareholder return for such measurement period was (47.25)%, and that its relative total shareholder return ranking was in the 2.9 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.0% of target. During the first quarter of 2025, the Company also certified the performance results for the first measurement period for the market-based PRSUs subject to the 2024-2026 performance period. The Company determined that its actual total shareholder return for such measurement period was (47.25)%, and that its relative total shareholder return ranking was in the 1.5 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.0% of target. During the first quarter of 2026, the Company certified the performance results for the final measurement period for the market-based PRSUs subject to the 2023-2025 performance period. The Company determined that its actual total shareholder return for such measurement period was (51.28)%, and that its relative total shareholder return ranking was in the 10.0 percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.0% of target. During the first quarter of 2026, the Company also certified the performance results for the second measurement period for the market-based PRSUs subject to the 2024-2026 performance period. The Company determined that its actual total shareholder return for such measurement period was (78.31)%, and that its relative total shareholder return ranking was in the 1.0 percentile relative to companies in the S&P Software & Services

Select Index, which resulted in a payout percentage of 0.0% of target. During the first quarter of 2026, the Company also certified the performance results for the first measurement period for the market-based PRSUs subject to the 2025-2027 performance period. The Company determined that its actual total shareholder return for such measurement period was (51.28)%, and that its relative total shareholder return ranking was in the 9.0% percentile relative to companies in the S&P Software & Services Select Index, which resulted in a payout percentage of 0.0% of target.
Following is additional information pertaining to the Company’s RSU activity (including PRSUs) (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value per share of RSUs granted	$34.22	$46.32	$69.84
Total fair value of RSUs vested during the period	145,500	167,115	184,443
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
During 2025 and 2024, 600,877 and 372,046 shares were purchased by employees under the 2014 ESPP at a weighted average price of $20.76 and $39.77 per share, respectively.
Stock-Based Compensation
Stock-based compensation expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$27,836	$29,825	$38,259
Research and development	31,764	37,260	50,430
Sales and marketing	42,209	51,214	66,229
General and administrative	46,259	48,016	51,374
Total	$148,068	$166,315	$206,292

As of December 31, 2025, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$1,096	$216,132	$9,721	$2,018
Weighted-average amortization period (in years)	0.2 years	2.4 years	1.4 years	0.4 years
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
The weighted average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Year Ended December 31,
	2025	2024	2023
Expected term (years)	2.8	2.9	2.8
Volatility	55.2%	49.4%	51.1%
Risk-free interest rate	4.0%	4.5%	4.5%
Dividend yield	—	—	—
The weighted average assumptions used to value purchase rights under the 2014 ESPP granted during the periods presented were as follows:

ESPP	Granted In
	November 2025	May 2025	November 2024	May 2024	November 2023	May 2023
Expected term (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility	51%	47%	63%	41%	48%	75%
Risk-free interest rate	4.1%	3.7%	4.3%	5.1%	4.8%	4.6%
Dividend yield	—	—	—	—	—	—

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$39,416	$(12,795)	$(81,764)
Weighted-average shares used in computing basic and diluted net income (loss) per share:
Basic	76,916	74,503	72,048
Diluted	88,002	74,503	72,048
Basic and diluted net income (loss) per share:
Basic	$0.51	$(0.17)	$(1.13)
Diluted	$0.45	$(0.17)	$(1.13)
The following securities were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2025	2024	2023
Stock options	—	860	918
RSUs (including PRSUs)	—	5,829	4,076
Convertible senior notes	—	11,466	5,566
Total	—	18,155	10,560
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the years ended December 31, 2025, 2024 and 2023. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes were included in the calculation of diluted net income per share for the year ended December 31, 2025 and were excluded in the calculation of diluted net loss per share for the years ended December 31, 2024 and 2023 because the effect would have been anti-dilutive.

9. Income Taxes
The following table presents components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$34,312	$(22,903)	$(80,348)
International	10,630	10,148	925
Income (loss) before income taxes	$44,942	$(12,755)	$(79,423)
Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$16	$519	$—
U.S. state	1,866	2,728	2,531
Foreign	2,674	1,628	(243)
Total provision for income taxes - Current	4,556	4,875	2,288

Deferred:
U.S. federal	191	(4,308)	—
U.S. state	92	(1,174)	—
Foreign	687	647	53
Total provision for (benefit from) income taxes - Deferred	970	(4,835)	53
Total provision for income taxes	$5,526	$40	$2,341
The Company recorded current income tax expense during 2025 principally due to U.S. state tax attribute utilization limitations and foreign income produced by the Company’s intercompany operating model. As a result of adopting ASU 2023-09 retroactively, the Company has revised certain disclosures to align with enacted requirements and has conformed prior year disclosures for comparability. Income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax income (loss) for the periods presented as a result of the following (in thousands):

	2025		2024		2023
U.S. federal tax at statutory rate	$9,438	21%	$(2,679)	21%	$(16,676)	21%

Domestic federal reconciling items:
Tax credits
Research and Development tax credit	(224)	—%	(2,766)	22%	(1,681)	2%

Nontaxable and Nondeductible Items:
Stock-based compensation	21,476	48%	17,905	(140)%	11,359	(14)%
Officers’ compensation	2,196	5%	4,473	(35)%	6,417	(8)%
Transaction costs	19	—%	862	(7)%	415	(1)%
State taxes deduction	(509)	(1)%	(277)	2%	(94)	—%
Other	(170)	—%	303	(2)%	322	—%

Cross-Border Tax Laws:
Base Erosion Anti-Abuse Tax	—	—%	(7,752)	61%	7,752	(10)%
Net Controlled Foreign Corporations Tested Income Exclusion	507	1%	—	—%	(3,831)	5%
US Branch tax impact	898	2%	381	(3)%	132	—%

Other Adjustments:
Tax expense (benefit) from acquisition / reorganizations	207	—%	(4,308)	34%	—	—%
Net Operating Loss Carryforward adjustment	—	—%	(1,241)	10%	—	—%
Fixed Assets deferred adjustments	158	—%	(788)	6%	(72)	—%
Miscellaneous deferred adjustments	225	1%	(1,013)	8%	(525)	1%
Return-to-Provision adjustments	(317)	(1)%	35	—%	(170)	—%

Change in valuation allowance	(31,565)	(70)%	(6,176)	48%	(4,077)	5%

Domestic state and local income taxes, net of federal effect (1)	1,601	4%	252	(2)%	1,386	(2)%

Foreign Reconciling Items:
Australia
Return-to-Provision Adjustments	548	1%	(161)	1%	44	—%
Other	57	—%	185	(1)%	(76)	—%
United Kingdom
Stock-based compensation, net	716	2%	593	(5)%	(963)	1%
Other	(274)	(1)%	828	(6)%	639	(1)%
India
Write-off of Income Tax Receivables	831	2%	—	—%	—	—%
Other	(385)	(1)%	(580)	5%	—	—%
Other Foreign Jurisdictions	(1,228)	(3)%	(530)	4%	306	—%
Foreign Withholding Taxes	866	2%	—	—%	—	—%

Changes in Unrecognized Tax Benefits:	455	1%	2,494	(20)%	1,734	(2)%

Tax provision for income taxes	5,526	12%	40	—%	2,341	(3)%

(1) State taxes in Illinois, Texas, New Hampshire and Oregon made up the majority (greater than 50%) of the current tax effect in this category.
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
US Federal *	$740	$745	$—

US State and Local:
Illinois	560	978	380
Pennsylvania *	—	368	200
Texas	247	295	205
New York *	—	—	114
Other states	1,282	765	251
Total State and Local	2,089	2,406	1,150

Foreign:
United Kingdom *	1,460	—	—
Canada *	—	317	178
Philippines *	—	—	118
Other foreign	554	283	143
Total Foreign	2,014	600	439

Total Worldwide	$4,843	$3,751	$1,589

* Jurisdiction did not incur tax payments which exceeded the disclosure threshold for years with no payments shown.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 related to the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and credit carryforwards	$97,816	$91,826
Capitalized R&D costs	40,223	78,961
Accrued liabilities	1,781	872
Provision for credit losses	1,381	671
Property and equipment	103	35
Amortizable intangibles	—	—
Deferred revenue	3,148	3,687
Accrued compensation	6,396	5,797
Long-term lease liabilities	18,169	15,928
Stock-based compensation	6,697	10,224
Deferred interest expense	—	349
Other	1,259	755
Gross deferred tax assets	176,973	209,105
Valuation allowance	(75,701)	(123,141)
Net deferred tax assets	101,272	85,964
Deferred tax liabilities:
Property and equipment	(11,637)	(8,647)
Amortizable intangibles	(5,399)	(7,697)
Right of use assets	(15,663)	(13,493)
Deferred contract acquisition costs	(65,576)	(52,663)
Other	(214)	—
Gross deferred tax liabilities	(98,489)	(82,500)
Net deferred taxes	$2,783	$3,464
With the exception of Russia, the Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest those earnings outside the United States. The Company has plans to liquidate its Russian subsidiary. As such, the Company no longer asserts an intention to permanently re-invest those earnings.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit for the year ended December 31, 2025, the Company has provided a valuation allowance against its U.S. net deferred tax assets. The Company has recorded net foreign deferred tax assets associated with its Australia, Germany, India and the U.K. operations totaling $2.8 million since management has assessed it is more likely than not that the results of future operations within these jurisdictions will generate sufficient taxable income to realize the deferred tax assets. The foreign deferred tax assets cannot increase its U.S. valuation allowance. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 were decreases of $47.4 million and $11.7 million, respectively. The decrease of the valuation allowance in the current year was primarily attributed to the acceleration of domestic research and development expenditures under H.R. 1 (“OBBBA”), historically capitalized under Section 174.
As of December 31, 2025, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $344.1 million, $247.1 million and $5.5 million, respectively, available to reduce future income subject to income taxes. If not utilized, various amounts of state net operating loss carryforwards will begin to expire in 2026. The federal and foreign net operating losses will not expire. As of December 31, 2025, the

Company also had gross research credit carryforwards for federal and California state tax purposes of $14.3 million and $8.2 million, available to reduce future income subject to income taxes. The federal research credit carryforwards will expire between 2026 and 2045. The California state research credits do not expire. The IRC imposes restrictions on the utilization of net operating losses and credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and credits may be subject to substantial limitation as prescribed under the IRC Sections 382 and 383 and similar state provisions. Events that may cause limitations in the amount of the net operating losses and credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company has changes in ownership, net operating losses and research and development credit carryforwards, which are fully reserved by the deferred tax asset valuation allowance, could be limited and may expire unutilized.
Unrecognized Tax Benefits
The table below shows the changes in the gross amount of unrecognized tax benefits for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized benefit — beginning of period	$13,575	$11,124	$9,415
Gross increases — current year tax positions	490	2,502	1,413
Gross increases — prior year tax positions	—	40	299
Gross decreases — prior year tax positions	(83)	(91)	(3)
Settlements with tax authorities	—	—	—
Unrecognized benefit — end of period	$13,982	$13,575	$11,124
As of each of December 31, 2025 and 2024, the Company had unrecognized tax benefits that, if recognized, would impact its effective tax rate by $1.0 million. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, which has cumulatively been immaterial to the financial statements.
The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the Company’s net carryover of unused tax attributes, all years from 2003 forward remain subject to future examination by the U.S. federal and state tax authorities. The Company’s foreign tax returns are open to audit under the statutes of limitation of the respective foreign countries in which the subsidiaries are located.
10. Commitments and Contingencies
Commitments
As of December 31, 2025, (i) no 2025 convertible senior notes were outstanding since they matured on June 1, 2025 and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding, which 2029 convertible senior notes have a maturity date of March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
The Company had outstanding operating lease and finance lease obligations of $61.0 million and $15.3 million, respectively, as of December 31, 2025. See Note 13 for further details. As of December 31, 2025, the Company also had outstanding cloud services and software and maintenance agreement commitments totaling $167.0 million, of which $55.4 million is expected to be purchased in 2026, $56.2 million is expected to be purchased in 2027, $51.9 million is expected to be purchased in 2028, and $3.5 million is expected to be purchased in 2029. The Company entered into equipment finance lease arrangements that resulted in a $13.7 million additional reduction of its outstanding cloud services commitment as of December 31, 2025.
Hosting and Telecommunication Usage Services
The Company has agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability.

As of December 31, 2025, future minimum payments under these arrangements were as follows in thousands):

Year Ending December 31,	Telecommunication Usage Services
2026	$5,813
2027	3,332
2028	1,869
2029	998
2030	502
Thereafter	—
Total future minimum payment	$12,514
Universal Services Fund Liability
The Company is classified as a telecommunications service provider for regulatory purposes and is required to make contributions to the USF based on the revenue the Company receives from the resale of interstate and some international telecommunications services. In order to comply with the obligation to make direct contributions, the Company is registered with the USAC, which is charged by the FCC with administering the USF, and has been remitting the required contributions to USAC since its registration with the USAC in April 2013. The Company also made retroactive USF contributions based on its revenues for the period from 2008 to 2012. The Company, however, has an unresolved and arguably dormant dispute with the FCC regarding whether the Company is liable for USF contributions related to the period from 2003 through 2007. As of December 31, 2025, the Company had accrued $0.1 million in interest related to the disputed assessments for the period of 2003 through 2007.
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
As of December 31, 2025 and 2024, the Company had total accrued liabilities of $1.7 million and $1.1 million, respectively, for such contingent sales taxes and surcharges that were not being collected from its customers but may be imposed by various taxing authorities, of which $0.4 million and $0.9 million, respectively, were included in Accrued and other current liabilities on the consolidated balance sheets, and the remaining were included in Other long-term liabilities on the consolidated balance sheets. The Company’s estimate of the probable loss incurred under this contingency is based on its analysis of the source location of its usage-based fees and the regulations and rules in each tax jurisdiction.
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
On December 4, 2024, a purported holder of the Company’s securities filed a putative class action complaint against the Company, its then-current Chief Executive Officer, and its then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired the Company’s securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. The Company moved to dismiss the amended complaint on July 29, 2025, and the court took the motion under submission after oral argument on December 18, 2025. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. The Company intends to vigorously defend this lawsuit.
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
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$1,017,415	$927,788	$812,708
International	131,673	114,150	97,780
Total revenue	$1,149,088	$1,041,938	$910,488
Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	December 31,
	2025	2024
United States	$154,855	$136,382
International	9,780	8,506
Property and equipment, net	$164,635	$144,888
Total purchases of property and equipment for the years ended December 31, 2025, 2024 and 2023 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,149,088	$1,041,938	$910,488
Adjusted cost of revenue(1)	(426,892)	(399,197)	(354,729)
Adjusted research and development(2)	(110,950)	(122,053)	(99,418)
Adjusted sales and marketing(3)	(266,037)	(256,193)	(230,419)
Adjusted general and administrative(4)	(75,514)	(68,513)	(59,657)
Other segment items(5)	(179,081)	(194,380)	(216,326)
Depreciation and amortization	(61,764)	(52,905)	(48,515)
Interest expense	(14,076)	(14,812)	(7,646)
Gain on early extinguishment of debt	—	6,615	—
Interest income and other	30,168	46,745	26,799
Provision for income taxes(6)	(5,526)	(40)	(2,341)
Net income (loss)	$39,416	$(12,795)	$(81,764)
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
(5) Other segment items included in segment net income (loss) includes stock-based compensation, exit costs related to the closure and relocation of the Company’s Russian operations, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, legal fees related to the securities class action, costs related to reduction in force plans, and office closure lease termination costs.
(6) Non-GAAP adjustments do not have a material impact on our worldwide income tax provision due to the tax treatment of the non-GAAP adjustments reported, and our domestic valuation allowance position.

12. Retirement Plans
The Company has a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company began matching employee contributions in cash in the fourth quarter of 2019. The contribution expense for the years ended December 31, 2025, 2024, and 2023 was $2.5 million,$2.7 million and $2.4 million, respectively.
The Company complies with the requirement of maintaining a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit plan that provides retirement to employees equal to approximately one month salary for every year of credited service for employees who attain the normal retirement age of 60 with at least five years of service. The benefits are paid in a lump sum amount upon retirement from the Company. Total defined benefit liability under this plan was $1.3 million and $1.1 million as of each of December 31, 2025 and 2024, respectively. Total retirement expense for this plan were $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The Company entered into three-year equipment finance lease agreements and recognized $18.6 million right of use assets during 2024, which were reported within Finance lease right-of-use assets on the consolidated balance sheets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $5.9 million within Finance lease liabilities and long-term lease liabilities of $12.7 million within Finance lease liabilities - less current portion on the consolidated balance sheets for the year ended December 31, 2024. The Company also entered into additional three-year equipment finance lease agreements and recognized $3.9 million right of use assets during 2025, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $1.3 million within Finance lease liabilities and long-term lease liabilities of $2.6 million within Finance lease liabilities - less current portion for the year ended December 31, 2025.

The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$12,974	$13,270	$13,544
Finance lease cost:
Amortization of right-of-use assets	$8,911	$3,857	$940
Interest on finance lease liabilities	1,033	552	155
Total finance lease cost	$9,944	$4,409	$1,095
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(12,130)	$(12,259)	$(10,966)
Financing cash used in finance leases	(9,770)	(4,012)	(989)
Right of use assets obtained in exchange for lease obligations:
Operating leases	19,121	9,448	6,454
Finance leases	3,853	18,559	5,505
Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2025	2024
Operating leases
Operating lease right-of-use assets	$46,375	$38,880

Operating lease liabilities	$12,922	$11,258
Operating lease liabilities — less current portion	42,116	37,071
Total operating lease liabilities	$55,038	$48,329
Finance leases
Finance lease right-of-use assets	$14,216	$19,269

Property and equipment, gross	$14,354	$21,708
Less: accumulated depreciation and amortization	(14,354)	(21,708)
Property and equipment, net	$—	$—

Finance lease liabilities	$8,480	$7,768
Finance lease liabilities — less current portion	6,090	11,688
Total finance lease liabilities	$14,570	$19,456
During 2024, the Company recognized a $1.9 million impairment loss as a result of its commitment to close two operating lease facilities and a $0.3 million impairment loss related to the associated leasehold improvements and property and equipment.

Weighted average remaining terms were as follows (in years):

	December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	4.6 years	5.0 years
Finance leases	1.7 years	2.5 years
Weighted average discount rates were as follows:

	December 31,
	2025	2024
Weighted average discount rate
Operating leases	4.7%	4.2%
Finance leases	5.8%	5.8%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$15,092	$9,050
2027	12,520	5,906
2028	10,851	319
2029	10,602	—
2030	10,262	—
Thereafter	1,669	—
Total future minimum lease payments	60,996	15,275
Less: imputed interest	(5,958)	(705)
Total	$55,038	$14,570

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
The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $139.0 million was allocated to goodwill, which is not deductible for tax purposes. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered final. The Company recorded adjustments of less than $0.1 million and $0.8 million within the one year from acquisition date measurement period for 2024 and for the year ended December 31, 2025, respectively.

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
In connection with this acquisition, the Company incurred total acquisition-related transaction costs of $7.9 million during 2024, and incurred no additional costs during the year ended December 31, 2025, that have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
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
In connection with this acquisition, the Company incurred no additional costs during the years ended December 31, 2024 and 2025, which were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
The results of operations of this acquisition are included in the accompanying consolidated statements of operations and comprehensive income (loss) from the date of acquisition and are not material to the Company's consolidated financial statements.

15. Restructuring
On August 20, 2024, the Company announced a reduction in force plan (the “2024 Plan”) as part of its broader efforts to drive balanced, profitable growth, further supporting its positive, long-term outlook and focus on increasing stockholder value. The 2024 Plan reduced the Company’s global full-time employees by approximately 6%. For the year ended December 31, 2024, the Company incurred a total of $9.6 million in restructuring costs under the 2024 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $2.1 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $4.4 million was recorded in sales and marketing expenses, and $1.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, $9.6 million in total restructuring costs under the 2024 Plan had been paid. The Company does not expect to incur any additional costs under the 2024 Plan.
On March 31, 2025, the Board of Directors of the Company approved a reduction in force plan (the “2025 Plan”) as part of its broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth in supporting its positive, long-term outlook and increasing stockholder value. On April 3, 2025, the Company commenced execution of the 2025 Plan, which resulted in the reduction of the Company’s global full-time employees by approximately 4%. During the year ended December 31, 2025, the Company incurred a total of $7.9 million in restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.4 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, $7.8 million had been paid and the remaining $0.1 million was recorded within accrued and other current liabilities in the consolidated balance sheets and was paid in the first quarter of 2026. During the year ended December 31, 2025, the Company also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The Company does not expect to incur any additional costs under the 2025 Plan.

16. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial information for 2025 and 2024 is as follows:

	Quarter Ended
	Dec. 31, 2025	Sept. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024

	(unaudited, in thousands, except per share data)
Revenue	$300,282	$285,832	$283,269	$279,705	$278,660	$264,182	$252,086	$247,010
Cost of revenue (1)(2)	133,844	128,552	127,865	125,973	122,663	121,933	118,414	114,530
Gross profit	166,438	157,280	155,404	153,732	155,997	142,249	133,672	132,480
Operating expenses:
Research and development (1)(2)	36,104	35,218	39,912	41,100	41,480	42,482	40,717	41,518
Sales and marketing (1)(2)	76,636	71,657	80,668	82,855	73,898	78,615	78,332	81,109
General and administrative (1)(2)	33,902	34,362	36,385	35,205	36,439	36,575	33,988	30,548
Total operating expenses	146,642	141,237	156,965	159,160	151,817	157,672	153,037	153,175
Income (loss) from operations	19,796	16,043	(1,561)	(5,428)	4,180	(15,423)	(19,365)	(20,695)
Other (expense) income, net:
Interest expense	(3,054)	(3,087)	(3,820)	(4,115)	(4,271)	(4,068)	(3,906)	(2,567)
Gain on early extinguishment of debt	—	—	—	—	—	—	—	6,615
Interest income and other	6,288	5,660	7,917	10,303	11,242	11,144	13,800	10,559
Total other income (expense), net	3,234	2,573	4,097	6,188	6,971	7,076	9,894	14,607
Income (loss) before income taxes	23,030	18,616	2,536	760	11,151	(8,347)	(9,471)	(6,088)
Provision for (benefit from) income taxes	3,317	643	1,382	184	(426)	(3,868)	3,345	989
Net income (loss)	$19,713	$17,973	$1,154	$576	$11,577	$(4,479)	$(12,816)	$(7,077)
Net income (loss) per share:
Basic	$0.25	$0.23	$0.02	$0.01	$0.15	$(0.06)	$(0.17)	$(0.10)
Diluted	$0.23	$0.21	$0.01	$0.01	$0.13	$(0.06)	$(0.17)	$(0.10)
Shares used in computing net income (loss) per share:
Basic	77,509	77,528	76,654	75,949	75,430	74,876	74,203	73,488
Diluted	87,037	87,295	88,523	89,275	88,645	74,876	74,203	73,488

(1) Included stock-based compensation as follows:

	Quarter Ended
	Dec. 31, 2025	Sept. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024

	(unaudited, in thousands)
Cost of revenue	$6,504	$6,852	$7,296	$7,184	$6,921	$7,512	$7,789	$7,603
Research and development	7,349	6,896	8,829	8,690	8,259	8,244	9,827	10,930
Sales and marketing	8,879	8,401	13,355	11,574	10,880	12,490	13,824	14,020
General and administrative	10,893	11,190	12,379	11,797	12,383	11,310	12,192	12,131
Total stock-based compensation	$33,625	$33,339	$41,859	$39,245	$38,443	$39,556	$43,632	$44,684

(2) Included depreciation and amortization expenses as follows:

	Quarter Ended
	Dec. 31, 2025	Sept. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024

	(unaudited, in thousands)
Cost of revenue	$14,421	$13,381	$12,161	$11,883	$12,087	$10,414	$10,421	$9,613
Research and development	833	731	799	680	620	721	741	890
Sales and marketing	10	11	27	36	38	32	26	27
General and administrative	1,589	1,649	1,662	1,891	1,895	1,977	1,750	1,653
Total depreciation and amortization	$16,853	$15,772	$14,649	$14,490	$14,640	$13,144	$12,938	$12,183

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an auditors’ report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended December 31, 2025, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025, or the 2026 Proxy Statement, including “Proposal No 1. — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2026 Proxy Statement including “Executive Officers.”
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including “Corporate Governance,” “Executive Compensation” and “Compensation of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including “Corporate Governance” and “Transactions With Related Persons.”
ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

4.4Ø
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

10.3+Ø
Inference Technologies Group Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on November 19, 2020 (File No. 333-250197) and incorporated by reference herein).

10.4+Ø
Five9, Inc. 2014 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2014 (File No. 333-194258) and incorporated by reference herein).

10.5+Ø
Five9, Inc. 2019 Key Employee Severance Benefit Plan, as Amended (filed as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on February 18, 2025 (File No. 001-36383) and incorporated by reference herein).

10.6+Ø
Five9 Inc. Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2021 (File No. 001-36383) and incorporated by reference herein).

10.7+Ø
Five9 Inc. Non-Employee Director Compensation Policy (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-36383) and incorporated by reference herein).

10.8Ø	Form of Capped Call Confirmation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2024 (File No. 001-36383) and incorporated by reference herein).
10.9Ø
Bishop Ranch Building Lease, dated July 29, 2020, between the Registrant and 2600 CR, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2020 (File No. 001-36383) and incorporated by reference herein).

10.10+Ø
Five9 Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.11+Ø
Form of Five9 Inc. Restricted Stock Unit Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.12+Ø
Form of Five9 Inc. Stock Option Grant Notice and Award Agreement - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.13+Ø
Five9, Inc. Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (Revenue Goals) - 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022 (File No. 001-36383) and incorporated by reference herein).

10.14+Ø
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2023-2025 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-36383) and incorporated by reference herein).

10.15+Ø
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2024-2026 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024 (File No. 001-36383) and incorporated by reference herein).

10.16+Ø
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2025-2027 Performance Period - 2014 Equity Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2025 (File No. 001-36383) and incorporated by reference herein).

10.17+	Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2026-2028 Performance Period - 2014 Equity Incentive Plan (Amit Mathradas)
10.18Ø
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

10.20+Ø
Offer Letter dated December 15, 2025, by and between the Company and Amit Mathradas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025 (File No. 001-36383) and incorporated by reference herein).

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

Five9, Inc.

Date:	February 19, 2026	By:	/s/ Amit Mathradas
Amit Mathradas
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Amit Mathradas and Bryan Lee, and each of them, severally, as his or her true and lawful attorneys-in-fact and agents with the power to act, with or without the other, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Company, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit Mathradas	Chief Executive Officer, Director	February 19, 2026
Amit Mathradas	(Principal Executive Officer)

/s/ Bryan Lee	Chief Financial Officer	February 19, 2026
Bryan Lee	(Principal Financial Officer)

/s/ Leena Mansharamani	Chief Accounting Officer	February 19, 2026
Leena Mansharamani	(Principal Accounting Officer)

/s/ Susan Barsamian	Director	February 19, 2026
Susan Barsamian

/s/ Michael Burdiek	Director	February 19, 2026
Michael Burdiek

/s/ Michael Burkland	Chairman of the Board, Director	February 19, 2026
Michael Burkland

/s/ Sagar Gupta	Director	February 19, 2026
Sagar Gupta

/s/ Julie Iskow	Director	February 19, 2026
Julie Iskow

/s/ Jonathan Mariner	Director	February 19, 2026
Jonathan Mariner

/s/ Sudhakar Ramakrishna	Director	February 19, 2026
Sudhakar Ramakrishna

/s/ Maria Walker	Director	February 19, 2026
Maria Walker

/s/ Robert Zollars	Director; Lead Independent Director	February 19, 2026
Robert Zollars