Form 10-Q
period 2026-03-31
Five9, Inc.
filed 2026-04-30
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of April 27, 2026, there were 76,563,988 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we encourage you to carefully read, and include the following:
•adverse economic conditions, including new and continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, and other factors, may continue to harm our business;
•if we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue and revenue growth will be harmed;
•if our existing customers terminate their subscriptions or reduce their subscriptions and telecom, or fail to grow subscriptions at the rate they have in the past or that we might expect, our revenues and gross margins will be harmed, and we will be required to spend more money to grow our customer base;
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
•further development of our AI solutions may not be successful, may not achieve market acceptance or compete effectively against our competitors, and may result in reputational harm and our future operating results could be materially harmed;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273,011	$232,084
Marketable investments	450,865	464,835
Accounts receivable, net	136,541	130,984
Prepaid expenses and other current assets	54,699	43,107
Deferred contract acquisition costs, net	90,241	88,714
Total current assets	1,005,357	959,724
Property and equipment, net	167,198	164,635
Operating lease right-of-use assets	43,321	46,375
Finance lease right-of-use assets	11,939	14,216
Intangible assets, net	47,756	51,166
Goodwill	366,253	366,253
Other assets	46,107	10,725
Deferred contract acquisition costs, net — less current portion	177,379	176,976
Total assets	$1,865,310	$1,790,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,586	$29,973
Accrued and other current liabilities	87,961	84,120
Operating lease liabilities	12,806	12,922
Finance lease liabilities	8,117	8,480
Deferred revenue	83,334	77,515
Total current liabilities	222,804	213,010
Convertible senior notes - less current portion	736,370	735,490
Operating lease liabilities — less current portion	38,859	42,116
Finance lease liabilities — less current portion	4,159	6,090
Other long-term liabilities	33,487	7,547
Total liabilities	1,035,679	1,004,253
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	1,188,499	1,163,072
Accumulated other comprehensive income	872	897
Accumulated deficit	(359,817)	(378,229)
Total stockholders’ equity	829,631	785,817
Total liabilities and stockholders’ equity	$1,865,310	$1,790,070
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$305,319	$279,705
Cost of revenue	134,792	125,973
Gross profit	170,527	153,732
Operating expenses:
Research and development	39,676	41,100
Sales and marketing	79,489	82,855
General and administrative	32,869	35,205
Total operating expenses	152,034	159,160
Income (loss) from operations	18,493	(5,428)
Other income (expense), net:
Interest expense	(3,142)	(4,115)
Interest income and other	5,212	10,303
Total other income (expense), net	2,070	6,188
Income before income taxes	20,563	760
Provision for income taxes	2,151	184
Net income	$18,412	$576
Net income per share:
Basic	$0.24	$0.01
Diluted	$0.21	$0.01
Shares used in computing net income per share:
Basic	76,823	75,949
Diluted	86,298	89,275
Comprehensive Income (Loss):
Net income	$18,412	$576
Other comprehensive loss	(25)	(139)
Comprehensive income	$18,387	$437
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of December 31, 2024	75,808	$76	$1,039,125	$636	$(417,645)	$622,192
Issuance of common stock upon exercise of stock options	—	—	3	—	—	3
Issuance of common stock upon vesting of restricted stock units	435	—	—	—	—	—
Stock-based compensation	—	—	41,654	—	—	41,654
Other comprehensive loss	—	—	—	(139)	—	(139)
Net income	—	—	—	—	576	576
Balance as of March 31, 2025	76,243	$76	$1,080,782	$497	$(417,069)	$664,286

Balance as of December 31, 2025	77,194	$77	$1,163,072	$897	$(378,229)	$785,817
Share repurchases	(1,280)	(1)	(10,011)	—	—	(10,012)
Issuance of common stock upon exercise of stock options	55	—	445	—	—	445
Issuance of common stock upon vesting of restricted stock units	595	1	(1)	—	—	—
Stock-based compensation	—	—	34,994	—	—	34,994
Other comprehensive loss	—	—	—	(25)	—	(25)
Net income	—	—	—	—	18,412	18,412
Balance as of March 31, 2026	76,564	$77	$1,188,499	$872	$(359,817)	$829,631

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$18,412	$576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,842	14,490
Reduction in the carrying amount of right-of-use assets	5,311	5,084
Amortization of deferred contract acquisition costs	23,888	20,362
Accretion of discount on marketable investments	(1,233)	(3,313)
Provision for credit losses	365	423
Stock-based compensation	32,664	39,245
Amortization of discount and issuance costs on convertible senior notes	879	1,407
Impairment charge of long-lived assets	136	322
Interest on finance lease obligations	187	266
Deferred taxes - excluding tax benefit from acquisition	15	192
Other	851	(163)
Changes in operating assets and liabilities:
Accounts receivable	(5,923)	(3,866)
Prepaid expenses and other current assets	(1,935)	3,008
Deferred contract acquisition costs	(25,818)	(25,429)
Other assets	3,239	843
Accounts payable	1,159	2,731
Accrued and other current liabilities	(10,990)	(3,208)
Deferred revenue	5,607	(4,561)
Other liabilities (including non-current portions of operating and finance lease liabilities)	(740)	(25)
Net cash provided by operating activities	63,916	48,384
Cash flows from investing activities:
Purchases of marketable investments	(114,064)	(275,939)
Proceeds from sales of marketable investments	58,372	—
Proceeds from maturities of marketable investments	70,021	251,292
Purchases of property and equipment	(5,265)	(4,724)
Capitalization of internal-use software development costs	(9,210)	(8,732)
Net cash used in investing activities	(146)	(38,103)
Cash flows from financing activities:
Proceeds from exercise of common stock options	445	3
Cash paid for repurchase of the Company's common stock	(10,012)	—
Principal repayment on financing liability	(10,779)	—
Payment of finance lease liabilities	(2,482)	(2,166)
Net cash used in financing activities	(22,828)	(2,163)
Net increase in cash, cash equivalents and restricted cash	40,942	8,118
Cash, cash equivalents and restricted cash:
Beginning of period	234,131	364,185
End of period	$275,073	$372,303
Supplemental disclosures of cash flow data:
Cash paid for interest	$4,131	$4,026
Cash paid for income taxes	$17	$—
Non-cash investing and financing activities:
Maintenance services purchased through financing	$48,276	$—
Equipment purchased and unpaid at period-end	$6,754	$9,330
Stock-based compensation included in capitalized software development costs	$2,330	$2,409

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$232,084	$362,546
Restricted cash in other assets	2,047	1,639
Total cash, cash equivalents and restricted cash	$234,131	$364,185

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$273,011	$370,344
Restricted cash in other assets	2,062	1,959
Total cash, cash equivalents and restricted cash	$275,073	$372,303

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, including accompanying notes, and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue and related reserves, as well as the fair value of assets acquired and liabilities assumed through business combinations and the fair value of the performance-based restricted stock units ("PRSUs"). Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 20, 2026.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for reporting periods beginning after December 15, 2025, with early adoption permitted. The Company's adoption of ASU 2025-05 electing the practical expedient method did not have a material impact on its financial position and results of operations.
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted for entities that have implemented ASU 2020-06, with the option to apply the guidance prospectively or retrospectively. The Company's adoption of ASU 2024-04 on a prospective basis did not have an impact on its financial position and results of operations.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow Scope Improvements, which is intended to clarify the guidance in ASC 270. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$136,541	$130,984

Deferred contract acquisition costs, net:
Current	$90,241	$88,714
Non-current	177,379	176,976
Total deferred contract acquisition costs, net	$267,620	$265,690

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$5,806	$4,101
Contract liabilities (deferred revenue)	(83,334)	(77,515)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(1,333)	(1,545)
Net contract liabilities	$(78,861)	$(74,959)
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

In the three months ended March 31, 2026, the Company recognized revenue of $45.5 million related to its contract liabilities at December 31, 2025.
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,198 million. The Company expects to recognize revenue on approximately four-fifths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from March 31, 2026. The Company’s marketable investments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026
Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,978	$—	$(1)	$1,977
U.S. treasury securities	313,973	106	(154)	313,925
U.S. agency and government-sponsored securities	105,106	7	(181)	104,932
Commercial paper	7,476	—	(7)	7,469
Municipal bonds	227	—	—	227
Corporate bonds	22,424	—	(89)	22,335
Total	$451,184	$113	$(432)	$450,865

	December 31, 2025
Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,066	$1	$—	$1,067
U.S. treasury securities	266,671	459	—	267,130
U.S. agency and government-sponsored securities	166,170	81	(14)	166,237
Commercial paper	7,867	6	—	7,873
Corporate bonds	22,511	17	—	22,528
Total	$464,285	$564	$(14)	$464,835

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(1)	$667	$—	$—
U.S. treasury securities	(154)	160,598	—	—
U.S. agency and government-sponsored securities	(181)	93,912	(14)	33,935
Commercial paper	(7)	7,469	—	—
Corporate bonds	(89)	22,335	—	—
Total	$(432)	$284,981	$(14)	$33,935

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of March 31, 2026, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of March 31, 2026 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$316,374	$316,370
Due after one year through two years	134,810	134,495
Total	$451,184	$450,865

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$14,106	$—	$—	$14,106
Certificates of deposit	—	2,081	—	2,081
U.S. treasury securities	52,507	—	—	52,507
Total cash equivalents	$66,613	$2,081	$—	$68,694

Marketable investments
Certificates of deposit	$—	$1,977	$—	$1,977
U.S. treasury securities	313,925	—	—	313,925
U.S. agency and government sponsored securities	—	104,932	—	104,932
Commercial paper	—	7,469	—	7,469
Municipal bonds	—	227	—	227
Corporate bonds	—	22,335	—	22,335
Total marketable investments	$313,925	$136,940	$—	$450,865

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$103,637	$—	$—	$103,637
Certificates of deposit	—	747	—	747
Total cash equivalents	$103,637	$747	$—	$104,384

Marketable investments
Certificates of deposit	$—	$1,067	$—	$1,067
U.S. treasury securities	267,130	—	—	267,130
U.S. agency and government-sponsored securities	—	166,237	—	166,237
Commercial paper	—	7,873	—	7,873
Corporate bonds	—	22,528	—	22,528
Total marketable investments	$267,130	$197,705	$—	$464,835
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). The 2025 convertible senior notes matured on June 1, 2025, and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith. As of March 31, 2026 and December 31, 2025, the estimated fair value of the outstanding 2029 convertible senior notes was $650.3 million and $674.1 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge. The Company concluded that there was no further indicator of impairment of this investment as of March 31, 2026.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.
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
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash	$204,317	$127,700
Money market funds	14,106	103,637
Certificates of deposit	2,081	747
U.S. treasury securities	52,507	—
Total cash and cash equivalents	$273,011	$232,084
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$119,049	$112,918
Unbilled trade accounts receivable, net of advance customer deposits	17,934	18,501
Provision for credit losses	(442)	(435)
Accounts receivable, net	$136,541	$130,984
There was one customer that represented 18% of accounts receivable and no single customer accounted for more than 10% of the Company's total revenue as of March 31, 2026.
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$36,089	$24,209
Other current assets	12,804	14,797
Contract assets	5,806	4,101
Prepaid expenses and other current assets	$54,699	$43,107

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer and network equipment	$182,030	$178,485
Computer software	63,669	63,547
Internal-use software development costs	109,893	98,542
Furniture and fixtures	4,620	4,561
Leasehold improvements	7,652	6,757
Property and equipment	367,864	351,892
Accumulated depreciation and amortization	(200,666)	(187,257)
Property and equipment, net	$167,198	$164,635
Depreciation and amortization expense associated with property and equipment was $14.4 million and $10.4 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded impairment charges of property and equipment in the amount of $0.1 million and $0.3 million, respectively.
Other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Other assets	$42,397	$7,136
Equity investment in a privately-held company	750	750
Deferred tax assets	2,960	2,839
Other assets	$46,107	$10,725
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses	$22,977	$24,550
Accrued compensation and benefits	47,981	52,387
Financing liability	10,779	—
Accrued federal fees	3,822	3,911
Sales and other tax liabilities	2,402	3,272
Accrued and other current liabilities	$87,961	$84,120
During the first quarter of 2026, the Company entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest rate. The current and long-term portions of this obligation were $10.8 million and $26.9 million, respectively, as of March 31, 2026.
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred revenue	$1,333	$1,545
Deferred tax liabilities	53	56
Sales and other tax liabilities	1,467	1,357
Financing liability	26,904	—
Other long-term liabilities	3,730	4,589
Other long-term liabilities	$33,487	$7,547

5. Goodwill and Intangible Assets
The following table summarizes the activity in the Company's goodwill and intangible asset balances during the three months ended March 31, 2026 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2025	$366,253	$51,166
Amortization	—	(3,410)
End of the period, March 31, 2026	$366,253	$47,756
The components of intangible assets were as follows (in thousands):

	March 31, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$105,714	$(65,532)	$40,182	5.7	$105,714	$(62,794)	$42,920	5.8
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(5,713)	7,137	3.2	12,850	(5,150)	7,700	3.5
Trademarks	1,300	(863)	437	1.3	1,300	(754)	546	1.5
Total	$120,334	$(72,578)	$47,756	5.2	$120,334	$(69,168)	$51,166	5.4

Amortization expense related to intangible assets was $3.4 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2026	$9,599
2027	8,612
2028	8,246
2029	7,328
2030	6,188
Thereafter	7,783
Total	$47,756

6. Debt
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
The closing market price of the Company's common stock of $15.17 per share on March 31, 2026, the last trading day during the three months ended March 31, 2026, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, March 31, 2026, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended March 31, 2026, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending June 30, 2026.
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
The net carrying amount of the 2029 convertible senior notes as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal	$747,500	$747,500
Unamortized issuance costs	(11,130)	(12,010)
Net carrying amount	$736,370	$735,490
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$1,869	$1,869
Amortization of issuance costs	879	866
Total interest expense	$2,748	$2,735
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
Interest expense related to the 2025 convertible senior notes was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$—	$543
Amortization of issuance costs	—	541
Total interest expense	$—	$1,084

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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2026 and December 31, 2025, the Company had 76,563,988 and 77,194,499 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.
2025 Repurchase Program
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
As part of the 2025 Repurchase Program, on November 11, 2025, the Company entered into the ASR program with JPMorgan Chase Bank, National Association ("JPM"). Under the terms of the ASR program, on November 12, 2025, the Company made an aggregate payment of $50 million and received an initial delivery of 1,926,782 shares of the Company’s common stock at an initial price of $20.76 per share, representing approximately 80% of the total number of shares of the Company’s common stock expected to be purchased under the ASR program. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity. Given the Company’s ability to settle in shares, as described below, the remaining prepaid forward contract amount was classified as a reduction to additional-paid-in-capital upon issuance and as of December 31, 2025.
Under the ASR program, upon settlement, the Company was permitted to either receive additional shares of common stock from JPM or was required to deliver additional shares of common stock or cash to JPM, at the Company’s election. The final number of shares the Company repurchased was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR program. Cash settlement was not mandatory pursuant to the terms of the ASR program. The ASR program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares to the Company. The final share settlement was based on the average daily volume-weighted average price of the Company's shares, netted against the initial delivery.
In March 2026, the Company repurchased 578,742 shares under the 2025 Repurchase Program at an average share price of $17.28 for an aggregate payment of $10.0 million.
As of March 31, 2026, approximately $90.0 million remained available under the 2025 Repurchase Program.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of March 31, 2026 were as follows (in thousands):

March 31, 2026
Stock options outstanding	333
RSUs (including PRSUs) outstanding	9,515
Shares available for future grant under 2014 Plan	8,983
Shares available for future issuance under ESPP	3,697
Total shares of common stock reserved	22,528

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2026 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	390	$51.62
Options granted	—	—
Options exercised	(55)	8.15
Options forfeited or expired	(2)	117.31
Outstanding as of March 31, 2026	333	58.17	2.0	$1.757
Vested and expected to vest as of March 31, 2026	333	58.17	2.0	1.757
Exercisable as of March 31, 2026	333	58.16	2.0	1.757

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $15.17 per share as of March 31, 2026 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the three months ended March 31, 2026 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	6,029	$43.50
RSUs granted(1)	4,466	19.68
RSUs vested and released	(595)	49.05
RSUs forfeited or cancelled	(385)	66.07
Outstanding as of March 31, 2026	9,515	31.06

(1) Includes 1,100,055 PRSUs granted during the three months ended March 31, 2026.
PRSUs. During the three months ended March 31, 2026, the Company granted a total of 1,100,055 PRSUs with a grant date fair value of $27.9 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Amit Mathradas as its new Chief Executive Officer.
For the 802,752 market-based PRSUs with a grant date fair value of $21.8 million granted to Mr. Mathradas, the amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during the performance period. The 2026-2028 performance period contains two overlapping measurement periods— a two-year period and a three-year period. 60% of the total market-based PRSUs may be earned and settled in shares following the end of the two-year measurement period and

40% of the total market-based PRSUs may be earned and settled in shares following the end of the three-year measurement period, in each case based on RTSR performance and subject to continued employment through the payment date; provided that upon a qualifying termination of employment that occurs between January 1, 2027 and December 31, 2027, up to 33% of the maximum number of PRSUs may be earned and settled in shares following such qualifying termination, based on RTSR performance during the period consisting of January 1, 2026 through December 31, 2026. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final measurement period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining measurement period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs subject to the 2026-2028 performance period will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the measurement periods and (ii) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control.
For the 297,303 PRSUs with a grant date fair value of $6.1 million granted as part of the Company’s annual grant of equity incentive awards to certain executives, the amount that may be earned pursuant to the PRSUs ranges from 0% to 200% of the target number based on the achievement of the following performance metrics (the “Performance Metrics”) during the performance period: (i) the Company’s Subscription Revenue Growth Rate (“CAGR”), which is weighted 70%, and (ii) the Company’s RTSR performance as compared to the companies in the S&P Software and Services Select Index, which is weighted 30%. The 2026-2028 performance period contains two overlapping measurement periods—a two-year period and a three-year period. 60% of the total PRSUs may be earned and settled in shares following the end of the two-year measurement period and 40% of the total PRSUs may be earned and settled in shares following the end of the three-year measurement period, in each case based on the achievement of the Performance Metrics and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs that vest based on the Company’s RTSR for such period may be earned. If an executive's employment with the Company terminates before the end of the final measurement period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested PRSUs may be earned subject to actual achievement of the Performance Metrics in each remaining measurement period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested PRSUs subject to the 2026-2028 performance period will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the measurement periods and (ii) for the completed portions of the measurement periods, (A) at the actual level of performance for the RTSR metric measured through the date of the change in control of the Company, based on the price per share paid in such change in control, and (B) at the greater of target or actual level of performance, if measurable, for the CAGR metric measured through the date of the change in control.
The fair value of PRSUs subject to performance conditions, is equal to the fair value of the Company’s common stock on the date of grant. The fair value of PRSUs subject to market conditions are determined using a Monte Carlo Simulation model. Compensation expense is recognized net of actual forfeitures over the service period, which is generally the vesting period.
During the first quarter of 2026, the Company certified the performance results for the final measurement period for the market-based PRSUs subject to the 2023-2025 performance period. The Company determined that its actual total shareholder return for such measurement period was (51.28)%, and that its relative total shareholder return ranking was in the 10.0 percentile relative to companies in the S&P Software & Services Select Index as of January 1, 2023, which resulted in a payout percentage of 0.0% of target. During the first quarter of 2026, the Company also certified the performance results for the second measurement period for the market-based PRSUs subject to the 2024-2026 performance period. The Company determined that its actual total shareholder return for such measurement period was (78.31)%, and that its relative total shareholder return ranking was in the 1.0 percentile relative to companies in the S&P Software & Services Select Index as of January 1, 2024, which resulted in a payout percentage of 0.0% of target. During the first quarter of 2026, the Company also certified the performance results for the first measurement period for the market-based PRSUs subject to the 2025-2027 performance period. The Company determined that its actual total shareholder return for such measurement period was (51.28)%, and that its relative total shareholder return ranking was in the 9.0 percentile relative to companies in the S&P Software & Services Select Index as of January 1, 2025, which resulted in a payout percentage of 0.0% of target.
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of revenue	$6,307	$7,184
Research and development	7,515	8,690
Sales and marketing	8,564	11,574
General and administrative	10,278	11,797
Total stock-based compensation expense	$32,664	$39,245

As of March 31, 2026, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$2	$240,389	$33,570	$669
Weighted-average amortization period	0.1 years	2.4 years	2.1 years	0.1 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended
	March 31, 2026	March 31, 2025
Expected term (years)	2.9	2.8
Volatility	59.9%	56.0%
Risk-free interest rate	3.4%	4.0%
Dividend yield (1)	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net income per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$18,412	$576
Weighted-average shares used in computing basic and diluted net income per share:
Basic	76,823	75,949
Diluted	86,298	89,275
Basic and diluted net income per share:
Basic	$0.24	$0.01
Diluted	$0.21	$0.01
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three months ended March 31, 2026 and 2025. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was included in the calculation of diluted net income per share for the three months ended March 31, 2026 and 2025.
9. Income Taxes
The provision for income taxes for the three months ended March 31, 2026 and 2025 was approximately $2.2 million and $0.2 million, respectively.

The provision for income taxes for the three months ended March 31, 2026 consisted primarily of U.S. state tax expense incurred as a result of increased federal taxable income flowing to the states due to an increase in projected profit before tax, state tax attribute utilization limitations, and exhaustion of tax attributes in certain state jurisdictions. The provision for income taxes for the three months ended March 31, 2025 consisted primarily of year-to-date withholding taxes incurred as a result of the Company's activity in foreign jurisdictions.
For the three months ended March 31, 2026, the provision for income taxes differed from the statutory amount primarily due to non-deductible stock based compensation, accelerated capitalized R&D deductions, state and foreign income taxes, net operating loss and research and development credit utilization, and the Company maintaining a full valuation allowance against its U.S. net deferred tax assets. For the three months ended March 31, 2025, the provision for income taxes differed from the statutory amount primarily due to non-deductible stock based compensation, IRC Section 174 research and experimental capitalization requirements, state and foreign income taxes, research and development credits and the Company maintaining a full valuation allowance against its U.S. net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of March 31, 2026 and December 31, 2025. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2026, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2025 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and material updates to these commitments during the three months ended March 31, 2026 are disclosed herein, including in this Note 10 and in Note 12.
As of March 31, 2026, the Company’s commitments under various co-location hosting and telecommunication usage service agreements totaled $13.1 million for terms ranging up to approximately five years. These agreements require the Company to make payments over the service term in exchange for certain network services.
As of March 31, 2026, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $149.0 million, of which $37.1 million is expected to be purchased in 2026, $56.2 million is expected to be purchased in 2027, $52.3 million is expected to be purchased in 2028, and the remaining $3.4 million is expected to be purchased in 2029.
During the first quarter of 2026, the Company executed a reseller agreement with a total commitment of $9.0 million, a term from March 31, 2026 to March 31, 2027, and total remaining commitment of $8.7 million as of March 31, 2026.
During the first quarter of 2026, the Company entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest. The Company is obligated to pay five installment payments of $10.8 million annually, with the first payment made upon execution of the agreement in March 2026, and the remaining four annual payments due from March 2027 through March 2030. The current and long-term portions of this obligation were $10.8 million and $26.9 million, respectively, as of March 31, 2026.
As of March 31, 2026, (i) no 2025 convertible senior notes were outstanding since they matured on June 1, 2025 and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding, which 2029 convertible senior notes have a maturity date of March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
Legal Matters
The Company is involved in various legal and regulatory matters arising in the normal course of business. In management’s opinion, resolution of these matters is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or its financial position. However, due to the uncertain nature of legal matters, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. The Company expenses legal fees as incurred. The Company is currently party to the following actions:
On December 4, 2024, a purported holder of the Company’s securities filed a putative class action complaint against the Company, its then-current Chief Executive Officer, and its then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired the Company’s securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. The Company moved to dismiss the amended complaint on July 29, 2025, and the court took the motion under submission after oral argument on December 18, 2025. On February 23, 2026, the court granted in part and denied in part Defendants’ motion to dismiss. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. The Company intends to vigorously defend this lawsuit.
On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities

Exchange Act of 1934. The Company was served with the complaint on March 20, 2025. The action was stayed pending the resolution of the motion to dismiss in the securities action. On February 27, 2026, a separate and related shareholder derivative action was filed again in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On March 9, 2026, all parties filed a stipulation with the court to consolidate the two derivative actions, which the court so-ordered on March 17, 2026.
On March 24, 2026, a related shareholder derivative action was filed in the United States District Court of Delaware on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Securities Exchange Act of 1934. On April 15, 2026, the parties to this derivative action jointly filed a stipulation with the court to stay the derivative action.
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
11. Segment and Geographical Information
The Company has a single operating and reportable segment and manages its business activities on a consolidated basis. The Company’s single segment provides its solution through a SaaS business model. The Company generates subscription revenue from its Intelligent CX Platform, and also generates usage-based telephony revenue. The Company charges its customers monthly subscription fees for access to its solution, primarily based on the number of licenses. The Company’s AI solutions are sold to its customers on a consumption basis. The Company’s reliable, secure, and scalable Intelligent CX Platform, powered by Five9 Genius AI, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing related functions. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of assessing financial performance and making operating decisions on how to allocate resources based on net income that is also reported on its consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on its consolidated balance sheets as total consolidated assets.
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
United States	$269,577	$247,057
International	35,742	32,648
Total revenue	$305,319	$279,705

Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	March 31, 2026	December 31, 2025
United States	$157,138	$154,855
International	10,060	9,780
Property and equipment, net	$167,198	$164,635

Total purchases of property and equipment for the three months ended March 31, 2026 and 2025 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statements of Operations

	Three Months Ended,
	2026	2025
Revenue	$305,319	$279,705
Adjusted cost of revenue(1)	(111,007)	(105,089)
Adjusted research and development(2)	(29,645)	(31,072)
Adjusted sales and marketing(3)	(70,920)	(71,245)
Adjusted general and administrative(4)	(19,265)	(19,596)
Other segment items(5)	(38,147)	(43,641)
Depreciation and amortization	(17,842)	(14,490)
Interest expense	(3,142)	(4,115)
Interest income and other	5,212	10,303
Provision for income taxes(6)	(2,151)	(184)
Net income	$18,412	$576
___________________
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, and lease amortization for finance leases.
(2) Adjusted research and development includes research and development in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, and lease amortization for finance leases.
(3) Adjusted sales and marketing includes sales and marketing expense in accordance with GAAP, adjusted for depreciation and amortization, and stock-based compensation.
(4) Adjusted general and administrative included general and administrative expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, one-time expenses related to advisory services for long-term strategy and growth, and legal fees related to the securities class action.
(5) Other segment items included in segment net income include stock-based compensation, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, one-time expenses related to advisory services for long-term strategy and growth, and legal fees related to the securities class action.

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
The components of lease expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$3,627	$3,171
Finance lease cost:
Amortization of right-of-use assets	$2,282	$2,008
Interest on finance lease liabilities	187	261
Total finance lease cost	$2,469	$2,269
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,253)	$(2,942)
Financing cash used in finance leases	(2,482)	(2,166)
Right of use assets obtained in exchange for lease obligations:
Operating leases	—	803
Finance leases	—	3,853

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$43,321	$46,375

Operating lease liabilities	$12,806	$12,922
Operating lease liabilities — less current portion	38,859	42,116
Total operating lease liabilities	$51,665	$55,038
Finance leases
Finance lease right-of-use assets	$11,939	$14,216

Property and equipment, gross	$14,354	$14,354
Less: accumulated depreciation and amortization	(14,354)	(14,354)
Property and equipment, net	$—	$—

Finance lease liabilities	$8,117	$8,480
Finance lease liabilities — less current portion	4,159	6,090
Total finance lease liabilities	$12,276	$14,570
Weighted average remaining terms were as follows (in years):

	March 31, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	4.4	4.6
Finance leases	1.5	1.7
Weighted average discount rates were as follows:

	March 31, 2026	December 31, 2025
Weighted average discount rate
Operating leases	4.6%	4.7%
Finance leases	5.8%	5.8%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2026	$11,228	$6,568
2027	12,489	5,906
2028	10,817	319
2029	10,574	—
2030	10,233	—
Thereafter	1,665	—
Total future minimum lease payments	57,006	12,793
Less: imputed interest	(5,341)	(517)
Total	$51,665	$12,276
As of March 31, 2026, the Company had entered into an additional operating lease to commence in May 2026, representing a total commitment over its term of approximately $7.2 million.

13. Restructuring
On March 31, 2025, the Board of Directors of the Company approved a reduction in force plan (the “2025 Plan”) as part of its broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth and support its positive, long-term outlook and increasing stockholder value. On April 3, 2025, the Company commenced execution of the 2025 Plan, which resulted in the reduction of the Company’s global full-time employees by approximately 4%. During the year ended December 31, 2025, the Company incurred a total of $7.9 million in cash restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.4 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, $7.9 million in total restructuring costs under the 2025 Plan had been paid. During the year ended December 31, 2025, the Company also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The Company does not expect to incur any additional costs under the 2025 Plan.
14. Subsequent Events
2025 Repurchase Program
On April 30, 2026, the Company announced its intent to enter into an ASR program (the “2026 ASR Program”) of $90 million with JPM to repurchase the remaining authorized amount under the 2025 Repurchase Program. The Company intends to enter into the new 2026 ASR Program in May 2026 with a completion date by September 30, 2026.
2026 Repurchase Program
On April 30, 2026, the Company also announced that its Board of Directors approved of a new share repurchase program (the “2026 Repurchase Program”), which authorized the repurchase of up to an additional $200.0 million of the Company’s common stock and has no expiration date.
Repurchases under the 2026 Share Repurchase Program will be made pursuant to open market purchases, solicited or unsolicited privately negotiated transactions, accelerated share repurchase transactions, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The 2026 Share Repurchase Program will be funded using the Company's cash on hand and future cash flow generation.
The timing, manner, price, and amount of repurchases under the 2026 Share Repurchase Program is subject to the discretion of the Company’s management. The Company is not obligated to acquire a specified number of shares under the 2026 Share Repurchase Program, which may be suspended, modified, or terminated at any time, without prior notice. The shares received will be immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity.
Corporate Headquarter Consolidation
On April 27, 2026, management initiated a plan to consolidate its corporate headquarters in San Ramon, California by reducing the facility space it occupies from two floors to a single floor by May 2026 (the "Plan"). The Plan will result in excess facility space that the Company intends to sublease. Consequently, the Company expects to record an impairment loss on its operating lease right-of-use assets and related leasehold improvements of between $8.0 to $9.0 million in the second quarter of 2026. The impairment loss that it expects to incur in connection with the Plan will be estimated based on a review and analysis of real estate market conditions, its projected sublease income and sublease commencement assumptions. The impairment loss will be reflected in the Company’s operating expenses in its condensed consolidated statements of income. See Item 5. Other Information for further information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
Five9 is a leading provider of the Intelligent CX Platform for enterprise contact centers. With a foundation in our cloud-native solution, Five9 is now evolving into an AI-native CX platform, empowering enterprises to scale seamlessly, innovate faster, and deliver enhanced customer experiences as our market opportunity continues to expand. Our reliable, secure, and scalable Intelligent CX Platform, powered by our Five9 Genius AI suite, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing functions. We have become an established leader in the AI-powered CX market with more than 3,000 customers.
Our Genius AI suite is a comprehensive portfolio of AI solutions that uses Generative AI to power agentic CX. The contact center is the system of record for interactions with full conversation history, and our platform serves as a real-time orchestration engine for every customer interaction across all channels, whether it is with a human or AI agent. As a result, our platform is designed to deliver a seamless collaboration between human agents and AI agents, where each interaction strengthens the next. This continuous learning loop compounds over time, creating a powerful data flywheel that drives higher performance, accuracy, and personalization for every customer engagement. We believe this is the structural advantage of our end-to-end AI-powered CX platform.
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform, and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption. Increases in the number of licenses or the level of consumption can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while telecom fees are billed in arrears. For each of the three months ended March 31, 2026 and 2025, subscription and telecom fees accounted for 94% and 93% of our revenue, respectively. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic Factors
We are subject to risks and exposures, including new and continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts. While the implications of macroeconomic challenges on our business, results of operations and overall financial position remain uncertain over the long term, we believe such macroeconomic challenges could have an adverse impact on our revenue in future periods.
Reduction in Force Plan
On March 31, 2025, our Board of Directors approved a reduction in force plan, or the 2025 Plan, as part of our broader efforts to prioritize investments in key strategic areas, including artificial intelligence, as well as to drive profitable growth and support our positive, long-term outlook and increasing stockholder value. On April 3, 2025, we commenced execution of the 2025 Plan, which resulted in the reduction of our global full-time employees by approximately 4%. During the year ended December 31, 2025, we incurred a total of $7.9 million in cash restructuring costs under the 2025 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures, of which $1.6 million was recorded in cost of revenue, $1.9 million was recorded in research and development expenses, $3.4 million was recorded in sales and marketing expenses, and $1.0 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2025, we also incurred an additional $2.1 million in stock-based compensation costs related to the 2025 Plan due to additional vesting of share-based awards, of which $0.3 million was recorded in cost of revenue, $0.5 million was recorded in research and development expenses, $1.1 million was recorded in sales and marketing expenses, and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). We do not expect to incur any additional costs under the 2025 Plan.

Key GAAP Operating Results
Our revenue increased to $305.3 million for the three months ended March 31, 2026 from $279.7 million for the three months ended March 31, 2025. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three months ended March 31, 2026 and 2025, no single customer accounted for more than 10% of our total revenue. As of March 31, 2026, we had over 3,000 customers across multiple industries with a wide range of license sizes. We had net income of $18.4 million in the three months ended March 31, 2026, compared to net income of $0.6 million in the three months ended March 31, 2025.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development, infrastructure and investments in complementary businesses, technologies and intellectual property rights. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger customers, grow revenue from our existing customers, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including new and continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts, in order to successfully grow our business and improve our operating results.
Key Operating and Non-GAAP Financial Performance Metrics
In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.
Annual Dollar-Based Retention Rate
We believe that our Annual Dollar-Based Retention Rate provides insight into our ability to retain and grow revenue from our customers, and is a measure of the long-term value of our customer relationships. Our Annual Dollar-Based Retention Rate is calculated by dividing our Retained Net Revenue by our Retention Base Net Revenue on a monthly basis, which we then average using the rates for the trailing twelve months for the period presented. We define Retention Base Net Revenue in two ways. First is subscription plus telecom revenue from all customers in the comparable prior year period. Second is subscription revenue from all customers in the comparable prior year period. Similarly, we define Retained Net Revenue as either subscription plus telecom revenue or subscription revenue from that same group of customers in the current period. We consider both subscription and telecom to be recurring revenue.
The following table shows our Annual Dollar-Based Retention Rate based on subscription plus telecom revenue as well as subscription revenue for the periods presented:

	Twelve Months Ended
	March 31, 2026	March 31, 2025
Annual Dollar-Based Retention Rate (Subscription plus Telecom Revenue)	105%	107%
Annual Dollar-Based Retention Rate (Subscription Revenue)	107%	109%
The year-over-year decrease for annual dollar-based retention rate for both subscription plus telecom revenue as well as subscription revenue reflects year-over-year challenges related to a single large new customer ramping significantly throughout 2024 and seasonal increases being stronger in the second half of 2024, offset in part by ongoing momentum in AI and expansion of larger existing customers throughout 2025 and the first quarter of 2026.
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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income. We calculate adjusted EBITDA as net income before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest income and other, (5) acquisition and related transaction costs and one-time integration costs, (6) lease amortization for finance leases, (7) one-time expenses related to strategic consulting services for operational review, (8) other cost-reduction and productivity initiatives, (9) one-time expenses related to advisory services for long-term strategy and growth, (10) legal fees related to the securities class action, (11) provision for income taxes, and (12) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net income to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$18,412	$576
Non-GAAP adjustments:
Depreciation and amortization (1)	17,842	14,490
Stock-based compensation (2)	32,664	39,245
Interest expense	3,142	4,115
Interest income and other	(5,212)	(10,303)
Acquisition and related transaction costs and one-time integration costs	1,683	982
Lease amortization for finance leases	2,282	2,008
One-time expenses related to strategic consulting services for operational review	—	1,265
Other cost-reduction and productivity initiatives	(3)	—
One-time expenses related to advisory services for long-term strategy and growth	1,175	—
Legal fees related to the securities class action	347	141
Provision for income taxes	2,151	184
Adjusted EBITDA	$74,483	$52,703
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of revenue	$15,374	$11,883
Research and development	838	680
Sales and marketing	5	36
General and administrative	1,625	1,891
Total depreciation and amortization	$17,842	$14,490
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
Our revenue consists of subscription and telecom as well as professional services. We consider our subscription and telecom to be recurring revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption basis for our AI solutions. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption. Increases in the number of licenses or the level of consumption can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while usage fees are billed in arrears. Subscription fees are recognized on a straight-line basis over the applicable term, which is predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Usage fees are billed in arrears based on customer-specific per minute rate plans and are recognized as actual usage occurs.
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
We expect that new and continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, and other factors, may continue to harm our business.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, cost of third party software that we resell, allocated office and facility costs, amortization of acquired technology, amortization of internal-use software development costs and lease amortization for finance leases. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our customers’ usage of our Intelligent CX Platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, customer support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but we expect the percentage of revenue to fluctuate in the near term, and to decline as a percentage of revenue in the long-term through economies of scale.
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

Results of Operations for the Three Months Ended March 31, 2026 and 2025
Based on the condensed consolidated statements of operations and comprehensive income (loss) set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	100%	100%
Cost of revenue	44%	45%
Gross profit	56%	55%
Operating expenses:
Research and development	13%	15%
Sales and marketing	26%	30%
General and administrative	11%	12%
Total operating expenses	50%	57%
Income (loss) from operations	6%	(2)%
Other income (expense), net:
Interest expense	(1)%	(2)%
Interest income and other	2%	4%
Total other income (expense), net	1%	2%
Income before income taxes	7%	—%
Provision for income taxes	1%	—%
Net income	6%	—%

Revenue

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change

	(in thousands, except percentages)
Revenue	$305,319	$279,705	$25,614	9%
The increase in revenue for the three months ended March 31, 2026 compared to the same period of 2025 was primarily attributable to our larger customers, driven by our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$134,792	$125,973	$8,819	7%
% of Revenue	44%	45%
The increase in cost of revenue for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to a $6.9 million increase in third-party costs driven by increased customer activities, a $3.4 million increase in amortization of capitalized internal-use software development costs, and a $0.7 million increase in consulting costs for global expansion, offset in part by a $1.2 million decrease in personnel-related costs primarily driven by a decrease in stock-based compensation costs, and by a $0.7 million decrease in amortization of acquired intangible assets.

Gross Profit

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$170,527	$153,732	$16,795	11%
% of Revenue	56%	55%
The increase in gross profit for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long-term with long-term revenue growth outpacing continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change

	(in thousands, except percentages)
Research and development	$39,676	$41,100	$(1,424)	(3)%
% of Revenue	13%	15%
The decrease in research and development expenses for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to a $1.3 million decrease in personnel-related costs primarily due to a decrease in stock-based compensation costs and an $0.8 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, which resulted in a corresponding decrease in research and development costs, offset in part by a $0.5 million increase in staff augmentation costs and by a $0.2 million increase in public cloud development costs.
Sales and Marketing

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$79,489	$82,855	$(3,366)	(4)%
% of Revenue	26%	30%
The decrease in sales and marketing expenses for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to a $5.4 million decrease in personnel-related costs mainly due to decreased sales and marketing headcount as a result of the 2025 Plan and a prior reduction-in-force plan executed in August 2024, and a decrease in stock-based compensation costs, and a $0.4 million decrease in travel costs as a result of reduced business travel, offset in part by a $3.8 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution. The remaining decrease was due to a reduction in overall marketing spend during the period.
General and Administrative

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$32,869	$35,205	$(2,336)	(7)%
% of Revenue	11%	12%

The decrease in general and administrative expenses for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to a $1.5 million decrease in personnel-related costs primarily due to a decrease in stock-based compensation costs. The remaining decrease was primarily due to a reduction in overall general and administrative spend during this period as a result of our ongoing cost-reduction and productivity initiatives.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,142)	$(4,115)	$973	(24)%
Interest income and other	5,212	10,303	(5,091)	(49)%
Total other income (expense), net	$2,070	$6,188	$(4,118)	(67)%
% of Revenue	1%	2%
The decrease in interest expense for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to the maturity of the 2025 convertible senior notes on June 1, 2025.
The decrease in interest income and other for the three months ended March 31, 2026 compared to the same period of 2025 was due to lower investable balances primarily resulting from cash paid in connection with the maturity of the 2025 convertible senior notes and the repurchases of our common stock.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of convertible senior notes in March 2024, May and June 2020 and May 2018, and lease facilities. As of March 31, 2026, we had $782.6 million in working capital, which included $273.0 million in cash and cash equivalents and $450.9 million in marketable investments. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 convertible senior notes through a cash payment of $434.4 million in connection therewith. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from March 31, 2026.
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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations internationally, and the effect of the length and severity of the continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts, on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current challenging macroeconomic environment and fluctuations in the financial markets resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
2025 Repurchase Program
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
As part of our 2025 Repurchase Program, on November 11, 2025, we entered into the ASR program with JPM. Under the terms of the ASR program, on November 12, 2025, we made an aggregate payment of $50 million and received an initial delivery of 1,926,782 shares of our common stock, representing approximately 80% of the total number of shares of our common stock expected to be purchased under the ASR program. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity. Given our ability to settle in shares, as described below, the remaining prepaid forward contract amount was classified as a reduction to additional-paid-in-capital upon issuance and as of December 31, 2025.
Under the ASR program, upon settlement, we were permitted to either receive additional shares of common stock from JPM or were required to deliver additional shares of common stock or cash to JPM, at our election. The final number of shares repurchased was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR program. Cash settlement was not mandatory pursuant to the terms of the ASR program. The ASR program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares to us. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery.
In March 2026, we repurchased 578,742 shares under the 2025 Repurchase Program at an average share price of $17.28 for an aggregate payment of $10.0 million.
As of March 31, 2026, $90.0 million remained available under the 2025 Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$63,916	$48,384
Net cash used in investing activities	(146)	(38,103)
Net cash used in financing activities	(22,828)	(2,163)
Net increase in cash, cash equivalents and restricted cash	$40,942	$8,118

Cash Flows from Operating Activities
Cash provided by operating activities is primarily influenced by our personnel-related expenditures, data center and telecommunications carrier costs, office and facility related costs, USF contributions and other regulatory costs and the amount and timing of customer payments. If we continue to improve our financial results, we expect net cash provided by operating activities to increase. Our largest source of operating cash inflows is cash collections from our customers for subscription and telecom services. Payments from customers for these services are typically received monthly.
Net cash provided by operating activities was $63.9 million during the three months ended March 31, 2026. Net cash provided by operating activities resulted from our net income of $18.4 million, adjustments to reconcile net income to net cash provided by operating activities of $80.9 million, primarily consisting of $32.7 million of stock-based compensation, $23.9 million of amortization of deferred contract acquisition costs, $17.8 million of depreciation and amortization, $5.3 million of reduction in the carrying amount of right-of-use assets, and $0.9 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(35.4) million primarily due to the timing of cash payments to vendors and cash receipts from customers and $(1.2) million accretion of discount on marketable investments.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $(0.1) million in the three months ended March 31, 2026 was comprised of $(114.1) million related to purchases of marketable investments, $(9.2) million in capitalized software development costs and $(5.3) million in capital expenditures, offset in part by $128.4 million related to cash proceeds from sales and maturities of marketable investments.
Net cash used in investing activities of $(38.1) million in the three months ended March 31, 2025 was comprised of $275.9 million related to purchases of marketable investments, $8.7 million in capitalized software development costs and $4.7 million in capital expenditures, offset in part by $251.3 million related to cash proceeds from maturities of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $(22.8) million in the three months ended March 31, 2026 was from $(10.8) million of principal payments on financing arrangements, $(10.0) million of cash paid for the repurchase of our common stock, $(2.5) million of payments related to finance leases, offset in part by $0.4 million in proceeds from the exercise of common stock options.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 22, 2024.
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
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of March 31, 2026, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $57.0 million as of March 31, 2026, with $11.2 million payable in the remainder of 2026, $23.3 million payable within one to three years, $20.8 million payable within three to five years, and $1.7 million payable after five years. We also had outstanding finance lease obligations of $12.8 million as of March 31, 2026, with $6.6 million payable in the remainder of 2026, and $6.2 million payable within one to three years. See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of March 31, 2026, we had outstanding cloud services and software and maintenance agreement commitments totaling $149.0 million, of which $37.1 million is expected to be purchased in the remainder of 2026, $108.5 million is expected to be purchased in 2027 and 2028, and the remaining $3.4 million is expected to be purchased in 2029.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of March 31, 2026, we had outstanding hosting and telecommunication usage services obligations of $13.1 million, with $4.6 million payable in the remainder of 2026, $6.8 million payable in 2027 and 2028, and $1.7 million payable in 2029 and 2030.
Other Agreements
During the first quarter of 2026, we entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest. We are obligated to pay five installment payments of $10.8 million annually, with the first payment made upon execution of the agreement in March 2026, and the remaining four annual payments due from

March 2027 through March 2030. The current and long-term portions of this obligation were $10.8 million and $26.9 million, respectively, as of March 31, 2026.
During the first quarter of 2026, we executed a reseller agreement with a total commitment of $9.0 million, a term from March 31, 2026 to March 31, 2027, and total remaining commitment of $8.7 million as of March 31, 2026.
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
 Contingencies — Legal and Regulatory
We are subject to certain legal and regulatory proceedings, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. We are currently party to the following actions:
On December 4, 2024, a purported holder of our securities filed a putative class action complaint against us, our then-current Chief Executive Officer, and our then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding us and our business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024. On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. We moved to dismiss the amended complaint on July 29, 2025, and the court took the motion under submission after oral argument on December 18, 2025. On February 23, 2026, the court granted in part and denied in part Defendants' motion to dismiss. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible losses arising from this lawsuit. We intend to vigorously defend this lawsuit.
On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Company was served with the complaint on March 20, 2025. The action was stayed pending the resolution of the motion to dismiss in the securities action. On February 27, 2026, a separate and related shareholder derivative action was filed again in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On March 9, 2026, all parties filed a stipulation with the court to consolidate the two derivative actions, which the court so-ordered on March 17, 2026.

On March 24, 2026, a related shareholder derivative action was filed in the United States District Court of Delaware on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Securities Exchange Act of 1934. On April 15, 2026, the parties to this derivative action jointly filed a stipulation with the court to stay the derivative action.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025.
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $723.9 million as of March 31, 2026. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of March 31, 2026, aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million. The fair value of the 2029 convertible senior notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the 2029 convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2029 convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the 2029 convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $3.4 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to the other information set forth in this report, you should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as the matters disclosed therein could materially affect our business, financial condition and future results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In October 2025, our Board of Directors approved the 2025 Repurchase Program, which authorized the repurchase of up to $150.0 million of our common stock through December 31, 2027. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.
On November 11, 2025, we entered into the ASR program with JPMorgan Chase Bank, National Association, or JPM. Under the terms of the ASR program, we agreed to repurchase $50 million in common stock, with an initial delivery of approximately 1,926,782 shares received on November 12, 2025 for $40 million, representing approximately 80% of the total number of shares expected to be purchased under the ASR program. The ASR program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery.
In March 2026, we repurchased 578,742 shares under the 2025 Repurchase Program at an average share price of $17.28 for an aggregate payment of $10.0 million.
As of March 31, 2026, $90.0 million remained available under the 2025 Repurchase Program.
The following table presents stock repurchases by us during the three-month period ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2026 - January 31, 2026	—	—	—	$110,000,000
February 1, 2026 - February 28, 2026(1)	701,517	$14.25	701,517	100,000,000
March 1, 2026 - March 31, 2026(2)	578,742	17.28	578,742	90,000,000
Total First Quarter 2026	1,280,259	$15.63	1,280,259

(1) Upon the final settlement of the ASR program on February 2, 2026, we received 701,517 additional shares based upon the average daily volume-weighted average price of our shares, netted against the initial delivery.
(2) In March 2026, 578,742 additional shares were repurchased under the 2025 Repurchase Program at an average share price of $17.28 for an aggregate payment of $10.0 million.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
Costs Associated with Exit or Disposal Activities

We are reporting the following information for the purpose of providing the disclosure required under Form 8-K Item 2.05 “Costs Associated with Exit or Disposal Activities.”

Corporate Headquarters Consolidation

On April 27, 2026, management initiated a plan to consolidate our corporate headquarters in San Ramon, California by reducing the facility space we occupy from two floors to a single floor by May 2026 (the “Plan”). The Plan will result in excess facility space that we intend to sublease. Consequently, we expect to record an impairment loss on our operating lease right-of-use assets and related leasehold improvements of between $8.0 to $9.0 million in the second quarter of 2026. This impairment loss that we expect to incur in connection with the Plan will be estimated based on a review and analysis of real estate market conditions, our projected sublease income and sublease commencement assumptions. Actual amounts, and the timing of the impairment loss, may differ materially from our current and future estimates. We may also incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan. The impairment loss will be reflected in our operating expenses in our condensed consolidated statements of income. The $8.0 million to $9.0 million impairment loss associated with the Plan were included in the second quarter of 2026 and full year 2026 GAAP net income per share guidance issued on April 30, 2026. We intend to exclude these costs from our non-GAAP financial measures.

ITEM 6. Exhibits

Exhibit Number	Description

10.1Ø+
Amended and Restated Employment Transition Agreement between Five9, Inc. and Michael Burkland dated January 20, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026 (File No. 001-36383) and incorporated by reference herein).

10.2Ø
Amendment, dated as of February 17, 2026, to Cooperation Letter Agreement, dated December 8, 2024, between Five9, Inc. and Anson Funds Management LP, Anson Advisors Inc. and certain other parties. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2026 (File No. 001-36383) and incorporated by reference herein).

10.3Ø+
Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2026-2028 Performance Period - 2014 Equity Incentive Plan (Amit Mathradas) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2026 (File No. 001-36383) and incorporated by reference herein).

10.4+	Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for 2026-2028 Performance Period - 2014 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

Ø Previously filed.
+ Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	April 30, 2026	By:	/s/ Amit Mathradas
Amit Mathradas
Chief Executive Officer
(Principal Executive Officer)

/s/ Bryan Lee
Bryan Lee
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)