Form 10-Q
period 2026-06-30
Five9, Inc.
filed 2026-08-06
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of July 31, 2026, there were 74,723,531 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we encourage you to carefully read, and include the following:
•adverse economic conditions, including new and continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, and other factors, may harm our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,305	$232,084
Marketable investments	466,757	464,835
Accounts receivable, net	141,507	130,984
Prepaid expenses and other current assets	61,487	43,107
Deferred contract acquisition costs, net	94,262	88,714
Total current assets	951,318	959,724
Property and equipment, net	179,648	164,635
Operating lease right-of-use assets	40,889	46,375
Finance lease right-of-use assets	11,315	14,216
Intangible assets, net	44,347	51,166
Goodwill	366,253	366,253
Other assets	46,448	10,725
Deferred contract acquisition costs, net — less current portion	189,842	176,976
Total assets	$1,830,060	$1,790,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,318	$29,973
Accrued and other current liabilities	95,682	84,120
Operating lease liabilities	14,519	12,922
Finance lease liabilities	8,329	8,480
Deferred revenue	73,417	77,515
Total current liabilities	229,265	213,010
Convertible senior notes	737,283	735,490
Operating lease liabilities — less current portion	41,650	42,116
Finance lease liabilities — less current portion	3,255	6,090
Other long-term liabilities	33,803	7,547
Total liabilities	1,045,256	1,004,253
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	75	77
Additional paid-in capital	1,140,728	1,163,072
Accumulated other comprehensive income	451	897
Accumulated deficit	(356,450)	(378,229)
Total stockholders’ equity	784,804	785,817
Total liabilities and stockholders’ equity	$1,830,060	$1,790,070
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$312,444	$283,269	$617,763	$562,974
Cost of revenue	145,700	127,865	280,492	253,838
Gross profit	166,744	155,404	337,271	309,136
Operating expenses:
Research and development	42,068	39,912	81,744	81,012
Sales and marketing	79,703	80,668	159,192	163,523
General and administrative	42,996	36,385	75,865	71,590
Total operating expenses	164,767	156,965	316,801	316,125
Income (loss) from operations	1,977	(1,561)	20,470	(6,989)
Other income (expense), net:
Interest expense	(3,507)	(3,820)	(6,649)	(7,935)
Interest income and other	5,838	7,917	11,050	18,220
Total other income (expense), net	2,331	4,097	4,401	10,285
Income before income taxes	4,308	2,536	24,871	3,296
Provision for income taxes	941	1,382	3,092	1,566
Net income	$3,367	$1,154	$21,779	$1,730
Net income per share:
Basic	$0.04	$0.02	$0.29	$0.02
Diluted	$0.04	$0.01	$0.25	$0.02
Shares used in computing net income per share:
Basic	75,452	76,654	75,981	76,303
Diluted	85,479	88,523	85,678	88,964
Comprehensive Income (Loss):
Net income	$3,367	$1,154	$21,779	$1,730
Other comprehensive loss	(421)	(389)	(446)	(528)
Comprehensive income	$2,946	$765	$21,333	$1,202
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of March 31, 2025	76,243	$76	$1,080,782	$497	$(417,069)	$664,286
Issuance of common stock upon exercise of stock options	5	—	28	—	—	28
Issuance of common stock upon vesting of restricted stock units	678	1	(1)	—	—	—
Issuance of common stock under ESPP	337	—	7,921	—	—	7,921
Stock-based compensation	—	—	44,377	—	—	44,377
Other comprehensive loss	—	—	—	(389)	—	(389)
Net income	—	—	—	—	1,154	1,154
Balance as of June 30, 2025	77,263	$77	$1,133,107	$108	$(415,915)	$717,377

Balance as of March 31, 2026	76,564	$77	$1,188,499	$872	$(359,817)	$829,631
Share repurchases	(3,085)	(3)	(89,997)	—	—	(90,000)
Issuance of common stock upon vesting of restricted stock units	804	1	(1)	—	—	—
Issuance of common stock under ESPP	441	—	7,008	—	—	7,008
Stock-based compensation	—	—	35,219	—	—	35,219
Other comprehensive loss	—	—	—	(421)	—	(421)
Net income	—	—	—	—	3,367	3,367
Balance as of June 30, 2026	74,724	$75	$1,140,728	$451	$(356,450)	$784,804

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	75,808	$76	$1,039,125	$636	$(417,645)	$622,192
Issuance of common stock upon exercise of stock options	5	—	30	—	—	30
Issuance of common stock upon vesting of restricted stock units	1,113	1	(1)	—	—	—
Issuance of common stock under ESPP	337	—	7,921	—	—	7,921
Stock-based compensation	—	—	86,032	—	—	86,032
Other comprehensive loss	—	—	—	(528)	—	(528)
Net income	—	—	—	—	1,730	1,730
Balance as of June 30, 2025	77,263	$77	$1,133,107	$108	$(415,915)	$717,377

Balance as of December 31, 2025	77,194	$77	$1,163,072	$897	$(378,229)	$785,817
Share repurchases	(4,365)	(4)	(100,007)	—	—	(100,011)
Issuance of common stock upon exercise of stock options	55	—	445	—	—	445
Issuance of common stock upon vesting of restricted stock units	1,399	2	(2)	—	—	—
Issuance of common stock under ESPP	441	—	7,008	—	—	7,008
Stock-based compensation	—	—	70,212	—	—	70,212
Other comprehensive loss	—	—	—	(446)	—	(446)
Net income	—	—	—	—	21,779	21,779
Balance as of June 30, 2026	74,724	$75	$1,140,728	$451	$(356,450)	$784,804

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$21,779	$1,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,761	29,139
Reduction in the carrying amount of right-of-use assets	10,722	10,080
Amortization of deferred contract acquisition costs	48,394	41,528
Accretion of discount on marketable investments	(2,294)	(5,325)
Provision for credit losses	600	945
Stock-based compensation	65,644	81,104
Amortization of discount and issuance costs on convertible senior notes	1,792	2,680
Impairment charges of long-lived assets	8,518	835
Interest on finance lease obligations	345	548
Deferred taxes - excluding tax benefit from acquisition	142	33
Other	1,079	(201)
Changes in operating assets and liabilities:
Accounts receivable	(11,123)	(13,608)
Prepaid expenses and other current assets	(7,941)	2,854
Deferred contract acquisition costs	(66,809)	(56,181)
Other assets	2,831	2,552
Accounts payable	7,891	3,853
Accrued and other current liabilities	(8,500)	(8,096)
Deferred revenue	(4,727)	(11,522)
Other liabilities (including non-current portions of operating and finance lease liabilities)	(106)	497
Net cash provided by operating activities	105,998	83,445
Cash flows from investing activities:
Purchases of marketable investments	(199,648)	(315,146)
Proceeds from sales of marketable investments	62,806	90,502
Proceeds from maturities of marketable investments	135,764	442,655
Purchases of property and equipment	(22,891)	(8,218)
Capitalization of internal-use software development costs	(18,473)	(18,730)
Net cash (used in) provided by investing activities	(42,442)	191,063
Cash flows from financing activities:
Repayment of outstanding 2025 convertible senior notes at maturity	—	(434,405)
Proceeds from exercise of common stock options	445	30
Proceeds from sale of common stock under ESPP	7,008	7,921
Cash paid for repurchase of the Company's common stock	(100,011)	—
Principal repayment on financing liability	(10,779)	—
Payment of finance lease liabilities	(4,924)	(4,671)
Net cash used in financing activities	(108,261)	(431,125)
Net decrease in cash, cash equivalents and restricted cash	(44,705)	(156,617)
Cash, cash equivalents and restricted cash:
Beginning of period	234,131	364,185
End of period	$189,426	$207,568
Supplemental disclosures of cash flow data:
Cash paid for interest	$4,856	$5,428
Cash paid for income taxes	$1,266	$2,923
Non-cash investing and financing activities:
Maintenance services purchased through financing	$48,276	$—
Equipment purchased and unpaid at period-end	$8,390	$13,058
Stock-based compensation included in capitalized software development costs	$4,568	$4,928

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$232,084	$362,546
Restricted cash in other assets	2,047	1,639
Total cash, cash equivalents and restricted cash	$234,131	$364,185

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$187,305	$205,479
Restricted cash in other assets	2,121	2,089
Total cash, cash equivalents and restricted cash	$189,426	$207,568

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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU provides recognition, measurement, presentation and disclosure requirements for environmental credits and related environmental credit obligations. This guidance is effective for reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$141,507	$130,984

Deferred contract acquisition costs, net:
Current	$94,262	$88,714
Non-current	189,842	176,976
Total deferred contract acquisition costs, net	$284,104	$265,690

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$5,641	$4,101
Contract liabilities (deferred revenue)	(73,417)	(77,515)
Noncurrent contract liabilities (deferred revenue) (included in other long-term liabilities)	(915)	(1,545)
Net contract liabilities	$(68,691)	$(74,959)
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
In the three and six months ended June 30, 2026, the Company recognized revenue of $12.6 million and $58.1 million related to its contract liabilities at December 31, 2025.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,448 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from June 30, 2026. The Company’s marketable investments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026
Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,231	$—	$(1)	$2,230
U.S. treasury securities	296,336	28	(334)	296,030
U.S. agency and government-sponsored securities	138,573	2	(471)	138,104
Commercial paper	7,550	—	(9)	7,541
Municipal bonds	1,228	—	(2)	1,226
Corporate bonds	21,738	—	(112)	21,626
Total	$467,656	$30	$(929)	$466,757

	December 31, 2025
Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,066	$1	$—	$1,067
U.S. treasury securities	266,671	459	—	267,130
U.S. agency and government-sponsored securities	166,170	81	(14)	166,237
Commercial paper	7,867	6	—	7,873
Corporate bonds	22,511	17	—	22,528
Total	$464,285	$564	$(14)	$464,835

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(1)	$1,662	$—	$—
U.S. treasury securities	(334)	180,106	—	—
U.S. agency and government-sponsored securities	(471)	136,110	(14)	33,935
Commercial paper	(9)	7,541	—	—
Municipal bonds	(2)	1,226	—	—
Corporate bonds	(112)	21,626	—	—
Total	$(929)	$348,271	$(14)	$33,935

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of June 30, 2026, no impairment loss was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of June 30, 2026 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$289,436	$289,262
Due after one year through two years	178,220	177,495
Total	$467,656	$466,757

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

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$28,940	$—	$—	$28,940
Certificates of deposit	—	1,231	—	1,231
U.S. treasury securities	9,954	—	—	9,954
Total cash equivalents	$38,894	$1,231	$—	$40,125

Marketable investments
Certificates of deposit	$—	$2,230	$—	$2,230
U.S. treasury securities	296,030	—	—	296,030
U.S. agency and government sponsored securities	—	138,104	—	138,104
Commercial paper	—	7,541	—	7,541
Municipal bonds	—	1,226	—	1,226
Corporate bonds	—	21,626	—	21,626
Total marketable investments	$296,030	$170,727	$—	$466,757

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$103,637	$—	$—	$103,637
Certificates of deposit	—	747	—	747
Total cash equivalents	$103,637	$747	$—	$104,384

Marketable investments
Certificates of deposit	$—	$1,067	$—	$1,067
U.S. treasury securities	267,130	—	—	267,130
U.S. agency and government-sponsored securities	—	166,237	—	166,237
Commercial paper	—	7,873	—	7,873
Corporate bonds	—	22,528	—	22,528
Total marketable investments	$267,130	$197,705	$—	$464,835
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). The 2025 convertible senior notes matured on June 1, 2025, and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith. As of June 30, 2026 and December 31, 2025, the estimated fair value of the outstanding 2029 convertible senior notes was $663.9 million and $674.1 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge. The Company concluded that there was no further indicator of impairment of this investment as of June 30, 2026.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025.
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
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash	$147,180	$127,700
Money market funds	28,940	103,637
Certificates of deposit	1,231	747
U.S. treasury securities	9,954	—
Total cash and cash equivalents	$187,305	$232,084
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivable	$119,699	$112,918
Unbilled trade accounts receivable, net of advance customer deposits	22,203	18,501
Provision for credit losses	(395)	(435)
Accounts receivable, net	$141,507	$130,984
There was one customer that represented 16% of accounts receivable as of June 30, 2026 and no single customer accounted for more than 10% of the Company's total revenue during the six months ended June 30, 2026.
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$39,217	$24,209
Other current assets	16,629	14,797
Contract assets	5,641	4,101
Prepaid expenses and other current assets	$61,487	$43,107

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer and network equipment	$187,606	$178,485
Computer software	72,138	63,547
Internal-use software development costs	121,314	98,542
Furniture and fixtures	4,676	4,561
Leasehold improvements	5,577	6,757
Property and equipment	391,311	351,892
Accumulated depreciation and amortization	(211,663)	(187,257)
Property and equipment, net	$179,648	$164,635
Depreciation and amortization expense associated with property and equipment was $16.5 million and $30.9 million for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense associated with property and equipment was $11.2 million and $21.6 million for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company recorded impairment charges of property and equipment in the amount of $1.0 million and $1.1 million, respectively. During the three and six months ended June 30, 2025, the Company recorded impairment charges of property and equipment in the amount of $0.5 million and $0.8 million, respectively.
Other assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Other assets	$42,880	$7,136
Equity investment in a privately-held company	750	750
Deferred tax assets	2,818	2,839
Other assets	$46,448	$10,725
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses	$25,998	$24,550
Accrued compensation and benefits	53,066	52,387
Financing liability	10,779	—
Accrued federal fees	3,253	3,911
Sales and other tax liabilities	2,586	3,272
Accrued and other current liabilities	$95,682	$84,120
During the first half of 2026, the Company entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest rate. The current (included in Prepaid expenses) and long-term (included in Other assets) prepaid portions of this obligation were $9.6 million and $34.8 million, respectively, as of June 30,

2026. The current and long-term portions of this obligation were $10.8 million and $27.4 million, respectively, as of June 30, 2026.
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred revenue	$915	$1,545
Deferred tax liabilities	53	56
Sales and other tax liabilities	1,639	1,357
Financing liability	27,449	—
Other long-term liabilities	3,747	4,589
Other long-term liabilities	$33,803	$7,547

5. Goodwill and Intangible Assets
The following table summarizes the activity in the Company's goodwill and intangible asset balances during the six months ended June 30, 2026 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2025	$366,253	$51,166
Amortization	—	(6,819)
End of the period, June 30, 2026	$366,253	$44,347
The components of intangible assets were as follows (in thousands):

	June 30, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$105,714	$(68,271)	$37,443	5.5	$105,714	$(62,794)	$42,920	5.8
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(6,275)	6,575	3.0	12,850	(5,150)	7,700	3.5
Trademarks	1,300	(971)	329	1.1	1,300	(754)	546	1.5
Total	$120,334	$(75,987)	$44,347	5.1	$120,334	$(69,168)	$51,166	5.4

Amortization expense related to intangible assets was $3.4 million and $6.8 million for the three and six months ended June 30, 2026, respectively. Amortization expense related to intangible assets was $3.5 million and $7.6 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2026	$6,190
2027	8,612
2028	8,246
2029	7,328
2030	6,188
Thereafter	7,783
Total	$44,347

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
The closing market price of the Company's common stock of $21.32 per share on June 30, 2026, the last trading day during the three months ended June 30, 2026, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, June 30, 2026, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended June 30, 2026, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending September 30, 2026.
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

The net carrying amount of the 2029 convertible senior notes as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal	$747,500	$747,500
Unamortized issuance costs	(10,217)	(12,010)
Net carrying amount	$737,283	$735,490
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$1,869	$1,869	$3,738	$3,738
Amortization of issuance costs	913	899	1,792	1,765
Total interest expense	$2,782	$2,768	$5,530	$5,503
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2026 and December 31, 2025, the Company had 74,723,531 and 77,194,499 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.
Repurchase Programs
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
As part of the 2025 Repurchase Program, the Company entered into an ASR program (the "2025 ASR Program") with JPMorgan Chase Bank, National Association N.A. ("JPM") on November 11, 2025. Under the terms of the 2025 ASR Program, on November 12, 2025, the Company made an aggregate payment of $50 million and received an initial delivery of 1,926,782 shares of the Company’s common stock at an initial price of $20.76 per share, representing approximately 73% of the total number of shares of the Company’s common stock purchased under the 2025 ASR Program. The 2025 ASR Program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares to the Company. The final share settlement was based on the average daily volume-weighted average price of the Company's shares, netted against the initial delivery. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity.
In March 2026, the Company repurchased 578,742 shares under the 2025 Repurchase Program at an average share price of $17.28 for an aggregate payment of $10.0 million.
The Company entered into an additional $90 million ASR program (the “2026 ASR Program”) on May 4, 2026 with JPM to repurchase the remaining authorized amount under the 2025 Repurchase Program. Under the terms of the 2026 ASR Program, on May 5, 2026, the Company made an aggregate payment of $90 million and received an initial delivery of 3,084,833 shares of the Company’s common stock at an initial price of $23.34 per share, representing approximately 80% of the total number of shares of the Company’s common stock expected to be purchased under the 2026 ASR Program. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders' equity. Given the Company’s ability to settle in shares, as described below, the remaining $18 million prepaid forward contract was classified as a reduction to additional-paid-in-capital upon issuance and as of June 30, 2026. The final settlement of the 2026 ASR Program is expected to occur in the third quarter of 2026.
Under the ASR programs, upon settlement, the Company was permitted to either receive additional shares of common stock from JPM or were required to deliver additional shares of common stock or cash to JPM, at the Company’s election. The final number of shares the Company repurchased was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR programs, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR programs. Cash settlement was not mandatory pursuant to the terms of the ASR programs.
As of June 30, 2026, no amount remained available under the 2025 Repurchase Program.

2026 Repurchase Program
On April 30, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the “2026 Repurchase Program”), which authorized the repurchase of up to an additional $200.0 million of the Company’s common stock and has no expiration date.
Repurchases under the 2026 Repurchase Program will be made pursuant to open market purchases, solicited or unsolicited privately negotiated transactions, accelerated share repurchase transactions, and may be effected pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The 2026 Repurchase Program will be funded using the Company's cash on hand and future cash flow generation.
The timing, manner, price, and amount of repurchases under the 2026 Repurchase Program is subject to the discretion of the Company’s management. The Company is not obligated to acquire a specified number of shares under the 2026 Repurchase Program, which may be suspended, modified, or terminated at any time, without prior notice. The shares received will be immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity.
As of June 30, 2026, $200.0 million remained available under the 2026 Repurchase Program.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of June 30, 2026 were as follows (in thousands):

June 30, 2026
Stock options outstanding	328
RSUs (including PRSUs) outstanding	8,871
Shares available for future grant under 2014 Plan	8,827
Shares available for future grant under 2026 Inducement Plan	2,900
Shares available for future issuance under ESPP	3,256
Total shares of common stock reserved	24,182

2026 Inducement Equity Incentive Plan
In June 2026, the Company’s Board of Directors approved the Five9, Inc. 2026 Inducement Equity Incentive Plan (the “2026 Inducement Plan”) and 2,900,000 shares of common stock were authorized for issuance under the 2026 Inducement Plan. The 2026 Inducement Plan allows the Company to grant stock options, RSUs, restricted stock awards, performance stock awards, stock appreciation rights, and other stock awards to individuals, who were not previously employees or directors of the Company, as an inducement to commence employment with the Company. As of June 30, 2026, the Company had approved the grants of RSUs (including PRSUs) under the 2026 Inducement Plan, which were granted in July 2026. Each RSU granted under the 2026 Inducement Plan will represent a right to receive one share of the Company’s common stock when the RSU vests. RSUs will generally vest over three to four years.
Equity Incentive Awards
Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2026 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	390	$51.62
Options granted	—	—
Options exercised	(55)	8.15
Options forfeited or expired	(7)	85.64
Outstanding as of June 30, 2026	328	58.08	2.2	$940
Vested and expected to vest as of June 30, 2026	328	58.08	2.2	940
Exercisable as of June 30, 2026	328	58.08	2.2	940

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $21.32 per share as of June 30, 2026 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the six months ended June 30, 2026 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	6,029	$43.50
RSUs granted(1)	4,853	19.55
RSUs vested and released	(1,399)	42.23
RSUs forfeited or cancelled	(612)	54.64
Outstanding as of June 30, 2026	8,871	29.83

(1) Includes 1,100,055 PRSUs granted during the six months ended June 30, 2026.
PRSUs. During the six months ended June 30, 2026, the Company granted a total of 1,100,055 PRSUs with a grant date fair value of $27.9 million as part of its annual grant of equity incentive awards to certain executives and in connection with the appointment of Amit Mathradas as its new Chief Executive Officer.
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
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of revenue	$5,794	$7,296	$12,101	$14,480
Research and development	7,257	8,829	14,772	17,519
Sales and marketing	8,668	13,355	17,232	24,929
General and administrative	11,261	12,379	21,539	24,176
Total stock-based compensation expense	$32,980	$41,859	$65,644	$81,104

As of June 30, 2026, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$—	$209,686	$29,219	$1,391
Weighted-average amortization period	0.0 years	2.2 years	1.9 years	0.4 years

The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expected term (years)	—	—	2.9	2.8
Volatility	—%	—%	59.9%	55.8%
Risk-free interest rate	—%	—%	3.4%	4.0%
Dividend yield (1)	—	—	—	—
(1)The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock. Accordingly, the expected dividend yield is zero.
8. Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net income per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon exercise of stock options, vesting of RSUs and PRSUs, and shares of common stock issuable upon conversion of convertible senior notes.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$3,367	$1,154	$21,779	$1,730
Weighted-average shares used in computing basic and diluted net income per share:
Basic	75,452	76,654	75,981	76,303
Diluted	85,479	88,523	85,678	88,964
Basic and diluted net income per share:
Basic	$0.04	$0.02	$0.29	$0.02
Diluted	$0.04	$0.01	$0.25	$0.02
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended June 30, 2026 and 2025. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was included in the calculation of diluted net income per share for the three and six months ended June 30, 2026 and 2025.
9. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2026 was approximately $0.9 million and $3.1 million, respectively. The provision for income taxes for the three and six months ended June 30, 2025 was approximately $1.4 million and $1.6 million, respectively.

The provision for income taxes for the three and six months ended June 30, 2026 consisted primarily of U.S. state income and foreign withholding taxes. The provision for income taxes for the three and six months ended June 30, 2025 consisted primarily of U.S. federal and U.S. state tax expense as a result of IRC Section 174 research and experimental capitalization requirements and tax attribute utilization limitations, and foreign current income tax expense as a result of income produced by the Company's intercompany cost-plus operating model.

For the three and six months ended June 30, 2026, the provision for income taxes differed from the statutory amount primarily due to U.S. state income taxes and the U.S. valuation allowance maintained against the U.S. net deferred tax assets. For the three and six months ended June 30, 2025, the provision for income taxes differed from the statutory amount primarily due to the U.S. valuation allowance maintained against the U.S. net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of June 30, 2026 and December 31, 2025. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2026, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2025 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and material updates to these commitments during the six months ended June 30, 2026 are disclosed herein, including in this Note 10 and in Note 12.
As of June 30, 2026, the Company’s commitments under various co-location hosting and telecommunication usage service agreements totaled $12.4 million for terms ranging up to approximately five years. These agreements require the Company to make payments over the service term in exchange for certain network services.
As of June 30, 2026, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $125.4 million, of which $14.7 million is expected to be purchased in 2026, $56.2 million is expected to be purchased in 2027, $51.1 million is expected to be purchased in 2028, and the remaining $3.4 million is expected to be purchased in 2029.
During the first half of 2026, the Company executed a reseller agreement with a total commitment of $9.0 million, a term from March 31, 2026 to March 31, 2027, with a total remaining commitment of $6.3 million as of June 30, 2026.
During the first half of 2026, the Company entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest rate. The Company is obligated to make five installment payments of $10.8 million annually, with the first payment made upon execution of the agreement in March 2026, and the remaining four annual payments due from March 2027 through March 2030. The current and long-term portions of this obligation were $10.8 million and $27.4 million, respectively, as of June 30, 2026.
As of June 30, 2026, (i) no 2025 convertible senior notes were outstanding since they matured on June 1, 2025 and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith, and (ii) $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding, with a maturity date of March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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
On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Company was served with the complaint on March 20, 2025. The action was stayed pending the resolution of the motion to dismiss in the securities action. On February 27, 2026, a separate and related shareholder derivative action was filed again in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On March 9, 2026, all parties filed a stipulation with the court to consolidate the two derivative actions, which the court so ordered on March 17, 2026. On May 20, 2026, the court entered an order on the parties’ stipulation staying the derivative action.
On March 24, 2026, a related shareholder derivative action was filed in the United States District Court for the District of Delaware on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Securities Exchange Act of 1934. On April 15, 2026, the court entered an order on the parties' stipulation staying the derivative action.
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
11. Segment and Geographical Information
The Company has a single operating and reportable segment and manages its business activities on a consolidated basis. The Company’s single segment provides its solution through a SaaS business model. The Company generates subscription revenue from its Intelligent CX Platform and also generates usage-based telephony revenue. The Company charges its customers monthly subscription fees for access to its solution, primarily based on the number of licenses. The Company’s AI solutions are sold to its customers on a consumption basis. The Company’s reliable, secure, and scalable Intelligent CX Platform, powered by Five9 Genius AI, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing related functions. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of assessing financial performance and making operating decisions on how to allocate resources based on net income that is also reported on its consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on its consolidated balance sheets as total consolidated assets.
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	$275,775	$251,390	$545,352	$498,446
International	36,669	31,879	72,411	64,528
Total revenue	$312,444	$283,269	$617,763	$562,974

Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	June 30, 2026	December 31, 2025
United States	$164,206	$154,855
International	15,442	9,780
Property and equipment, net	$179,648	$164,635

Total purchases of property and equipment for the six months ended June 30, 2026 and 2025 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statements of Operations

	Three Months Ended,		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$312,444	$283,269	$617,763	$562,974
Adjusted cost of revenue(1)	(120,458)	(104,724)	(231,465)	(209,814)
Adjusted research and development(2)	(32,054)	(27,419)	(61,699)	(58,491)
Adjusted sales and marketing(3)	(70,285)	(63,967)	(141,205)	(135,212)
Adjusted general and administrative(4)	(19,595)	(19,209)	(38,859)	(38,804)
Other segment items(5)	(48,156)	(54,862)	(86,304)	(98,503)
Depreciation and amortization	(19,919)	(14,649)	(37,761)	(29,139)
Interest expense	(3,507)	(3,820)	(6,649)	(7,935)
Interest income and other	5,838	7,917	11,050	18,220
Provision for income taxes(6)	(941)	(1,382)	(3,092)	(1,566)
Net income	$3,367	$1,154	$21,779	$1,730
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
(3) Adjusted sales and marketing includes sales and marketing expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, and one-time expenses related to advisory services for long-term strategy and growth.
(4) Adjusted general and administrative includes general and administrative expense in accordance with GAAP, adjusted for depreciation and amortization, stock-based compensation, acquisition and related transaction costs and one-time integration costs, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, one-time expenses related to advisory services for long-term strategy and growth, impairment charge related to consolidation of corporate headquarters, and legal fees related to the securities class action.
(5) Other segment items included in segment net income include stock-based compensation, acquisition and related transaction costs and one-time integration costs, lease amortization for finance leases, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, one-time expenses related to advisory services for long-term strategy and growth, impairment charge related to consolidation of corporate headquarters, and legal fees related to the securities class action.
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
The Company entered into additional three-year equipment finance lease agreements and recognized $1.6 million right of use assets during the three months ended June 30, 2026, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $0.5 million within Finance lease liabilities and long-term lease liabilities of $1.1 million within Finance lease liabilities - less current portion during these periods.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$3,789	$3,123	$7,416	$6,295
Finance lease cost:
Amortization of right-of-use assets	$2,225	$2,311	$4,507	$4,319
Interest on finance lease liabilities	158	289	345	548
Total finance lease cost	$2,383	$2,600	$4,852	$4,867
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,595)	$(3,519)	$(6,774)	$(6,893)
Financing cash used in finance leases	(2,443)	(2,506)	(4,924)	(4,671)
Right of use assets obtained in exchange for lease obligations:
Operating leases	8,192	3,767	8,192	4,570
Finance leases	1,599	—	1,599	3,853

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$40,889	$46,375

Operating lease liabilities	$14,519	$12,922
Operating lease liabilities — less current portion	41,650	42,116
Total operating lease liabilities	$56,169	$55,038
Finance leases
Finance lease right-of-use assets	$11,315	$14,216

Property and equipment, gross	$14,175	$14,354
Less: accumulated depreciation and amortization	(14,175)	(14,354)
Property and equipment, net	$—	$—

Finance lease liabilities	$8,329	$8,480
Finance lease liabilities — less current portion	3,255	6,090
Total finance lease liabilities	$11,584	$14,570
Weighted average remaining terms were as follows (in years):

	June 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	4.1	4.6
Finance leases	1.5	1.7
Weighted average discount rates were as follows:

	June 30, 2026	December 31, 2025
Weighted average discount rate
Operating leases	4.8%	4.7%
Finance leases	5.8%	5.8%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2026	$8,601	$4,431
2027	15,153	6,483
2028	13,374	896
2029	12,676	271
2030	10,229	—
Thereafter	1,664	—
Total future minimum lease payments	61,697	12,081
Less: imputed interest	(5,528)	(497)
Total	$56,169	$11,584
As of June 30, 2026, the Company had entered into additional operating leases to commence in August and October 2026, representing a total commitment over its term of approximately $0.8 million.

13. Restructurings
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
On April 27, 2026, management initiated a plan to consolidate its corporate headquarters in San Ramon, California by reducing the facility space it occupies from two floors to a single floor in May 2026 (the "HQ Plan"). The HQ Plan resulted in excess facility space that the Company intends to sublease. During each of the three and six months ended June 30, 2026, the Company incurred a total of $8.4 million in impairment charges ($7.4 million related to operating lease right-of-use assets and $1.0 million related to property and equipment) under the HQ Plan, which was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The impairment charge was estimated based on a review and analysis of real estate market conditions, its projected sublease income and sublease commencement assumptions.

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
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Intelligent CX Platform and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Intelligent CX Platform, primarily based on the number of licenses, as well as on a consumption basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption. Increases in the number of licenses or the level of consumption can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while telecom fees are billed in arrears. For each of the three and six months ended June 30, 2026, subscription and telecom fees accounted for 94% of our revenue. For each of the three and six months ended June 30, 2025, subscription and telecom fees accounted for 93% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
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
Restructurings
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

On April 27, 2026, we initiated a plan to consolidate our corporate headquarters in San Ramon, California by reducing the facility space we occupy from two floors to a single floor in May 2026, or the HQ Plan. The HQ Plan resulted in excess facility space that we intend to sublease. During each of the three and six months ended June 30, 2026, we incurred a total of $8.4 million in impairment charge ($7.4 million related to operating lease right-of-use assets and $1.0 million related to property and equipment) under the HQ Plan, which was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The impairment charge was estimated based on a review and analysis of real estate market conditions, our projected sublease income and sublease commencement assumptions.
Key GAAP Operating Results
Our revenue increased to $312.4 million and $617.8 million for the three and six months ended June 30, 2026 from $283.3 million and $563.0 million for the three and six months ended June 30, 2025. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and six months ended June 30, 2026 and 2025, no single customer accounted for more than 10% of our total revenue. As of June 30, 2026, we had over 3,000 customers across multiple industries with a wide range of license sizes. We had net income of $3.4 million and $21.8 million in the three and six months ended June 30, 2026, respectively, compared to net income of $1.2 million and $1.7 million in the three and six months ended June 30, 2025, respectively.
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
The following table shows our Annual Dollar-Based Retention Rate based on subscription plus telecom revenue as well as subscription revenue for the periods presented:

	Twelve Months Ended
	June 30, 2026	June 30, 2025
Annual Dollar-Based Retention Rate (Subscription plus Telecom Revenue)	106%	108%
Annual Dollar-Based Retention Rate (Subscription Revenue)	107%	109%
The year-over-year decrease for annual dollar-based retention rate for both subscription plus telecom revenue as well as subscription revenue reflects year-over-year challenges related to a single large new customer ramping significantly throughout 2024 and seasonal increases being stronger in the second half of 2024, offset in part by ongoing momentum in AI and expansion of larger existing customers throughout 2025 and the first half of 2026.
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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income. We calculate adjusted EBITDA as net income before (1) depreciation and amortization, (2) stock-based compensation, (3) interest expense, (4) interest income and other, (5) acquisition and related transaction costs and one-time integration costs, (6) lease amortization for finance leases, (7) costs related to reduction in force plans, (8) one-time expenses related to strategic consulting services for operational review, (9) other cost-reduction and productivity initiatives, (10) one-time expenses related to advisory services for long-term strategy and growth, (11) legal fees related to the securities class action, (12) office closure lease termination costs, (13) impairment charge related to consolidation of corporate headquarters, (14) provision for income taxes, and (15) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net income to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$3,367	$1,154	$21,779	$1,730
Non-GAAP adjustments:
Depreciation and amortization (1)	19,919	14,649	37,761	29,139
Stock-based compensation (2)	32,980	41,859	65,644	81,104
Interest expense	3,507	3,820	6,649	7,935
Interest income and other	(5,838)	(7,917)	(11,050)	(18,220)
Acquisition and related transaction costs and one-time integration costs	1,794	1,489	3,476	2,470
Lease amortization for finance leases	2,225	2,311	4,507	4,319
Costs related to reduction in force plans	—	7,766	—	7,766
One-time expenses related to strategic consulting services for operational review	—	—	—	1,265
Other cost-reduction and productivity initiatives	—	974	(3)	974
One-time expenses related to advisory services for long-term strategy and growth	1,921	—	3,096	—
Legal fees related to the securities class action	854	368	1,201	509
Office closure lease termination costs	—	95	—	95
Impairment charge related to consolidation of corporate headquarters	8,382	—	8,382	—
Provision for income taxes	941	1,382	3,092	1,566
Adjusted EBITDA	$70,052	$67,950	$144,534	$120,652
(1)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of revenue	$17,385	$12,161	$32,759	$24,044
Research and development	887	799	1,725	1,479
Sales and marketing	5	27	10	63
General and administrative	1,642	1,662	3,267	3,553
Total depreciation and amortization	$19,919	$14,649	$37,761	$29,139
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
We expect that new and continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, and other factors, may harm our business.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, cost of third party software that we resell, allocated office and facility costs, amortization of acquired technology, amortization of internal-use software development costs and lease amortization for finance leases. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our customers’ usage of our Intelligent CX Platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, customer support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but we expect cost of revenue to fluctuate as a percentage of revenue in the near term, and to decline as a percentage of revenue in the long-term through economies of scale.
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
Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Based on the condensed consolidated statements of operations and comprehensive income (loss) set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	100%	100%	100%	100%
Cost of revenue	47%	45%	45%	45%
Gross profit	53%	55%	55%	55%
Operating expenses:
Research and development	13%	14%	13%	14%
Sales and marketing	26%	28%	27%	29%
General and administrative	14%	14%	12%	13%
Total operating expenses	53%	56%	52%	56%
Income (loss) from operations	—%	(1)%	3%	(1)%
Other income (expense), net:
Interest expense	(1)%	(2)%	(1)%	(1)%
Interest income and other	2%	3%	2%	3%
Total other income (expense), net	1%	1%	1%	2%
Income before income taxes	1%	—%	4%	1%
Provision for income taxes	—%	—%	—%	1%
Net income	1%	—%	4%	—%

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Revenue	$312,444	$283,269	$29,175	10%	$617,763	$562,974	$54,789	10%
The increase in revenue for the three and six months ended June 30, 2026 compared to the same period of 2025 was primarily attributable to our larger customers, driven by our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$145,700	$127,865	$17,835	14%	$280,492	$253,838	$26,654	11%
% of Revenue	47%	45%			45%	45%
The increase in cost of revenue for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to a $7.6 million increase in third-party costs driven by increased customer activities, a $7.5 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $4.3 million increase in amortization of capitalized internal-use software development costs, and a $1.6 million increase in consulting costs for global expansion, offset in part by a $2.8 million decrease in personnel-related costs primarily driven by a decrease in stock-based compensation costs.
The increase in cost of revenue for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to a $14.5 million increase in third-party costs driven by increased customer activities, a $7.7 million increase in amortization of capitalized internal-use software development costs, a $7.6 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, and a $2.3 million increase in consulting costs for global expansion, offset in part by a $3.9 million decrease in personnel-related costs primarily driven by a decrease in stock-based compensation costs, and by a $0.7 million decrease in amortization of acquired intangible assets.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$166,744	$155,404	$11,340	7%	$337,271	$309,136	$28,135	9%
% of Revenue	53%	55%			55%	55%
The increase in gross profit for the three and six months ended June 30, 2026 compared to the same periods of 2025 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long-term with long-term revenue growth outpacing continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Research and development	$42,068	$39,912	$2,156	5%	$81,744	$81,012	$732	1%
% of Revenue	13%	14%			13%	14%
The increase in research and development expenses for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to a $1.3 million increase in staff augmentation costs, a $0.8 million increase in public cloud development costs, and a $0.3 million decrease in research and development costs (excluding stock-based compensation costs) that qualified for capitalization, offset in part by a $0.7 million decrease in personnel-related costs primarily due to a decrease in stock-based compensation costs.
The increase in research and development expenses for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to a $1.9 million increase in staff augmentation costs and a $0.9 million increase in public cloud development costs, offset in part by a $2.1 million decrease in personnel-related costs primarily due to a decrease in stock-based compensation costs and a $0.5 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization.
Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$79,703	$80,668	$(965)	(1)%	$159,192	$163,523	$(4,331)	(3)%
% of Revenue	26%	28%			27%	29%
The decrease in sales and marketing expenses for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to a $5.8 million decrease in personnel-related costs mainly due to a decrease in stock-based compensation costs, offset in part by a $3.6 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution and by a $1.4 million increase in overall marketing spend.
The decrease in sales and marketing expenses for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to an $11.2 million decrease in personnel-related costs mainly due to a decrease in stock-based compensation costs, and a $0.7 million decrease in travel costs as a result of reduced business travel, offset in part by a $7.4 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution.
General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$42,996	$36,385	$6,611	18%	$75,865	$71,590	$4,275	6%
% of Revenue	14%	14%			12%	13%
The increase in general and administrative expenses for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to an $8.4 million increase in impairment charge as a result of the initiation of a plan to consolidate our corporate headquarters from two floors to a single floor in May 2026, offset in part by a $1.4 million decrease in personnel-related costs primarily due to a decrease in stock-based compensation costs.
The increase in general and administrative expenses for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to an $8.4 million increase in impairment charge as a result of the initiation of a plan to consolidate our corporate headquarters from two floors to a single floor in May 2026, offset in part by a $2.9 million decrease in personnel-related costs primarily due to a decrease in stock-based compensation costs. The remaining decrease was primarily due to a reduction in overall general and administrative spend during this period as a result of our ongoing cost-reduction and productivity initiatives.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,507)	$(3,820)	$313	(8)%	$(6,649)	$(7,935)	$1,286	(16)%
Interest income and other	5,838	7,917	(2,079)	(26)%	11,050	18,220	(7,170)	(39)%
Total other income (expense), net	$2,331	$4,097	$(1,766)	(43)%	$4,401	$10,285	$(5,884)	(57)%
% of Revenue	1%	1%			1%	2%
The decrease in interest expense for the three and six months ended June 30, 2026 compared to the same periods of 2025 was primarily due to the maturity of the 2025 convertible senior notes on June 1, 2025.
The decrease in interest income and other for the three and six months ended June 30, 2026 compared to the same periods of 2025 was due to lower investable balances primarily resulting from cash paid in connection with the maturity of the 2025 convertible senior notes and the repurchases of our common stock, offset in part by an increase in foreign currency transaction gains.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of convertible senior notes in March 2024, May and June 2020 and May 2018, and lease facilities. As of June 30, 2026, we had $722.1 million in working capital, which included $187.3 million in cash and cash equivalents and $466.8 million in marketable investments. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 convertible senior notes through a cash payment of $434.4 million in connection therewith. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from June 30, 2026.
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
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations internationally, and the effect of the length and severity of the continued macroeconomic challenges resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts, on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current challenging macroeconomic environment and fluctuations in the financial markets resulting from the impact of global tariff increases and potential future increases and announcements regarding same, as well as the impact of current and potential global conflicts. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Repurchase Programs
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
As part of the 2025 Repurchase Program, we entered into an ASR program (the "2025 ASR Program") with JPMorgan Chase Bank, National Association N.A. ("JPM") on November 11, 2025. Under the terms of the 2025 ASR Program, on November 12, 2025, we made an aggregate payment of $50 million and received an initial delivery of 1,926,782 shares of our common stock at an initial price of $20.76 per share, representing approximately 73% of the total number of shares of our common stock purchased under the 2025 ASR program. The 2025 ASR Program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares to us. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity.
In March 2026, we repurchased 578,742 shares under the 2025 Repurchase Program at an average share price of $17.28 for an aggregate payment of $10.0 million.
We entered into an additional $90 million ASR program (the “2026 ASR Program”) on May 4, 2026 with JPM to repurchase the remaining authorized amount under the 2025 Repurchase Program. Under the terms of the 2026 ASR Program, on May 5, 2026, we made an aggregate payment of $90 million and received an initial delivery of 3,084,833 shares of our common stock at an initial price of $23.34 per share, representing approximately 80% of the total number of shares of our common stock expected to be purchased under the 2026 ASR Program. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders' equity. Given our ability to settle in shares, as described below, the remaining $18 million prepaid forward contract was classified as a reduction to additional-paid-in-capital upon issuance and as of June 30, 2026. The final settlement of the 2026 ASR Program is expected to occur in the third quarter of 2026.
Under the ASR programs, upon settlement, we were permitted to either receive additional shares of common stock from JPM or were required to deliver additional shares of common stock or cash to JPM, at our election. The final number of shares we repurchased was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR programs, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR programs. Cash settlement was not mandatory pursuant to the terms of the ASR programs.
As of June 30, 2026, no amount remained available under the 2025 Repurchase Program.
2026 Repurchase Program
On April 30, 2026, we announced that our Board of Directors approved a new share repurchase program (the “2026 Repurchase Program”), which authorized the repurchase of up to an additional $200.0 million of our common stock and has no expiration date.
Repurchases under the 2026 Repurchase Program will be made pursuant to open market purchases, solicited or unsolicited privately negotiated transactions, accelerated share repurchase transactions, and may be effected pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The 2026 Repurchase Program will be funded using our cash on hand and future cash flow generation.
The timing, manner, price, and amount of repurchases under the 2026 Repurchase Program is subject to the discretion of our management. We are not obligated to acquire a specified number of shares under the 2026 Repurchase Program, which may be suspended, modified, or terminated at any time, without prior notice. The shares received will be immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity.
As of June 30, 2026, $200.0 million remained available under the 2026 Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$105,998	$83,445
Net cash (used in) provided by investing activities	(42,442)	191,063
Net cash used in financing activities	(108,261)	(431,125)
Net decrease in cash, cash equivalents and restricted cash	$(44,705)	$(156,617)

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
Net cash provided by operating activities was $106.0 million during the six months ended June 30, 2026. Net cash provided by operating activities resulted from our net income of $21.8 million, adjustments to reconcile net income to net cash provided by operating activities of $172.7 million, primarily consisting of $65.6 million of stock-based compensation, $48.4 million of amortization of deferred contract acquisition costs, $37.8 million of depreciation and amortization, $10.7 million of reduction in the carrying amount of right-of-use assets, $8.5 million impairment charges of long-lived assets, and $1.8 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(88.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers and $(2.3) million accretion of discount on marketable investments.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $(42.4) million in the six months ended June 30, 2026 was comprised of $(199.6) million related to purchases of marketable investments, $(22.9) million in capital expenditures, and $(18.5) million in capitalized software development costs, offset in part by $198.6 million related to cash proceeds from sales and maturities of marketable investments.
Net cash provided by investing activities of $191.1 million in the six months ended June 30, 2025 was comprised of $533.2 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $315.1 million related to purchases of marketable investments, $18.7 million in capitalized software development costs and $8.2 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $(108.3) million in the six months ended June 30, 2026 was from $(100.0) million of cash paid for the repurchase of our common stock, $(10.8) million of principal payments on financing arrangements, and $(4.9) million of payments related to finance leases, offset in part by $7.0 million from the sale of common stock under our employee stock purchase plan and $0.4 million in proceeds from the exercise of common stock options.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 20, 2026.
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
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of June 30, 2026, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to seven years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30-days' notice. We had outstanding operating lease obligations of $61.7 million as of June 30, 2026, with $8.6 million payable in the remainder of 2026, $28.5 million payable within one to three years, $22.9 million payable within three to five years, and $1.7 million payable after five years. We also had outstanding finance lease obligations of $12.1 million as of June 30, 2026, with $4.4 million payable in the remainder of 2026, $7.4 million payable within one to three years, and $0.3 million payable within three to five years. We entered into additional three-year equipment finance lease agreements and recognized $1.6 million right of use assets during the three months ended June 30, 2026, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $0.5 million within Finance lease liabilities and long-term lease liabilities of $1.1 million within Finance lease liabilities - less current portion during these periods.
See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of June 30, 2026, we had outstanding cloud services and software and maintenance agreement commitments totaling $125.4 million, of which $14.7 million is expected to be purchased in the remainder of 2026, $107.3 million is expected to be purchased in 2027 and 2028, and the remaining $3.4 million is expected to be purchased in 2029.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of June 30, 2026, we had outstanding hosting and telecommunication usage services obligations of $12.4 million, with $3.0 million payable in the remainder of 2026, $7.5 million payable in 2027 and 2028, and $1.9 million payable in 2029 and 2030.
Other Agreements
During the first half of 2026, we entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest. We are obligated to make five installment payments of $10.8 million annually, with the first payment made upon execution of the agreement in March 2026, and the remaining four annual payments due from

March 2027 through March 2030. The current and long-term portions of this obligation were $10.8 million and $27.4 million, respectively, as of June 30, 2026.
During the first half of 2026, we executed a reseller agreement with a total commitment of $9.0 million, a term from March 31, 2026 to March 31, 2027, with a total remaining commitment of $6.3 million as of June 30, 2026.
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
On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Company was served with the complaint on March 20, 2025. The action was stayed pending the resolution of the motion to dismiss in the securities action. On February 27, 2026, a separate and related shareholder derivative action was filed again in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On March 9, 2026, all parties filed a stipulation with the court to consolidate the two derivative actions, which the court so ordered on March 17, 2026. On May 20, 2026, the court entered an order on the parties’ stipulation staying the derivative action.

On March 24, 2026, a related shareholder derivative action was filed in the United States District Court for the District of Delaware on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Securities Exchange Act of 1934. On April 15, 2026, the court entered an order on the parties' stipulation staying the derivative action.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025.
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $654.1 million as of June 30, 2026. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2026, aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million. The fair value of the 2029 convertible senior notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the 2029 convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price decreases. The interest and market value changes affect the fair value of the 2029 convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the 2029 convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $7.2 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As part of the 2025 Repurchase Program, we entered into an ASR program (the "2025 ASR Program") with JPMorgan Chase Bank, National Association N.A., or JPM, on November 11, 2025. Under the terms of the 2025 ASR Program, we agreed to repurchase $50 million in common stock, with an initial delivery of approximately 1,926,782 shares received on November 12, 2025 for $40 million, representing approximately 73% of the total number of shares purchased under the 2025 ASR Program. The 2025 ASR Program was completed on February 2, 2026, which resulted in delivery of 701,517 additional shares. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity.
In March 2026, we repurchased 578,742 shares under the 2025 Repurchase Program at an average share price of $17.28 for an aggregate payment of $10.0 million.
We entered into an additional $90 million ASR program (the “2026 ASR Program”) on May 4, 2026 with JPM to repurchase the remaining authorized amount under the 2025 Repurchase Program. Under the terms of the 2026 ASR Program, on May 5, 2026, we made an aggregate payment of $90 million and received an initial delivery of 3,084,833 shares of our common stock at an initial price of $23.34 per share, representing approximately 80% of the total number of shares expected to be purchased under the 2026 ASR Program. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders' equity. Given our ability to settle in shares, as described below, the remaining $18 million prepaid forward contract was classified as a reduction to additional-paid-in-capital upon issuance and as of June 30, 2026. The final settlement of the 2026 ASR Program is expected to occur in the third quarter of 2026.
Under the ASR programs, upon settlement, we were permitted to either receive additional shares of common stock from JPM or were required to deliver additional shares of common stock or cash to JPM, at our election. The final number of shares we repurchased was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR programs, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR programs. Cash settlement was not mandatory pursuant to the terms of the ASR programs.
As of June 30, 2026, no amount remained available under the 2025 Repurchase Program.
The following table presents stock repurchases by us during the three-month period ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2026 - April 30, 2026	—	—	—	$90,000,000
May 1, 2026 - May 31, 2026(1)	3,084,833	$23.34	3,084,833	18,000,000
June 1, 2026 - June 30, 2026	—	—	—	18,000,000
Total Second Quarter 2026	3,084,833	$23.34	3,084,833

(1) On May 5, 2026, we received an initial delivery of 3,084,833 shares of our common stock at an initial price of $23.34 per share, representing an initial delivery of approximately 80% of the total number of shares expected to be purchased under the 2026 ASR Program.
2026 Repurchase Program
On April 30, 2026, we announced that our Board of Directors approved a new share repurchase program (the “2026 Repurchase Program”), which authorized the repurchase of up to an additional $200.0 million of our common stock and has no expiration date.
Repurchases under the 2026 Repurchase Program will be made pursuant to open market purchases, solicited or unsolicited privately negotiated transactions, accelerated share repurchase transactions, and may be effected pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The 2026 Repurchase Program will be funded using our cash on hand and future cash flow generation.
The timing, manner, price, and amount of repurchases under the 2026 Repurchase Program is subject to the discretion of our management. We are not obligated to acquire a specified number of shares under the 2026 Repurchase Program, which may be suspended, modified, or terminated at any time, without prior notice. The shares received will be immediately retired and recorded as a reduction to additional paid-in-capital within stockholders’ equity.
As of June 30, 2026, $200.0 million remained available under the 2026 Repurchase Program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement other than the adoption of the following Rule 10b5-1 trading arrangements:

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased	Type of Arrangement(2)
Panos Kozanian	EVP, Product Engineering	May 6, 2026	June 30, 2027	5,521(1)	—	Rule 10b5-1 trading arrangement
Leena Mansharamani	Chief Accounting Officer	June 2, 2026	March 31, 2027	11,7551)	—	Rule 10b5-1 trading arrangement
Tiffany Meriweather	Chief Administrative and Legal Officer	May 21, 2026	August 31, 2027	Not determinable(1)	—	Rule 10b5-1 trading arrangement
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

3.1Ø
Amended and Restated Certificate of Incorporation of Five9, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026 (File No. 001-36383) and incorporated by reference herein).

3.2Ø
Amended and Restated Bylaws of Five9, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026 (File No. 001-36383) and incorporated by reference herein).

10.1Ø+	Five9, Inc. 2026 Inducement Equity Incentive Plan (filed as Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on June 8, 2026 (File No. 001-36383) and incorporated by reference herein).
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

Ø Previously filed.
+ Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	August 6, 2026	By:	/s/ Amit Mathradas
Amit Mathradas
Chief Executive Officer
(Principal Executive Officer)

/s/ Bryan Lee
Bryan Lee
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)