Form 10-Q
period 2026-09-30
Five9, Inc.
filed 2026-11-05
CIK 1288847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes: ☐  No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No: ☒
As of October 30, 2026, there were 75,300,376 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the information set forth under the caption "Risk Factors" set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we encourage you to carefully read, and include the following:
•adverse economic conditions, including macroeconomic challenges resulting from the impact of global tariff changes and announcements regarding same, as well as the impact of current and potential global conflicts, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, and other factors, may harm our business;
•if we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue and revenue growth will be harmed;
•if our existing customers terminate their subscriptions or reduce their subscriptions or telecom usage, or fail to grow subscriptions at the rate they have in the past or that we might expect, our revenues and gross margins will be harmed, and we will be required to spend more money to grow our customer base;
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
•we may acquire other companies or technologies, or be the target of strategic transactions, or be impacted by transactions by other companies, which could divert our management’s attention, result in additional dilution to our stockholders or use a significant amount of our cash resources and otherwise disrupt our operations and harm our operating results;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE9, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,830	$232,084
Marketable investments	433,843	464,835
Accounts receivable, net	158,457	130,984
Prepaid expenses and other current assets	78,610	43,107
Deferred contract acquisition costs, net	97,075	88,714
Total current assets	1,031,815	959,724
Property and equipment, net	185,689	164,635
Operating lease right-of-use assets	43,403	46,375
Finance lease right-of-use assets	11,359	14,216
Intangible assets, net	40,958	51,166
Goodwill	366,253	366,253
Other assets	42,428	10,725
Deferred contract acquisition costs, net — less current portion	195,249	176,976
Total assets	$1,917,154	$1,790,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,957	$29,973
Accrued and other current liabilities	104,043	84,120
Operating lease liabilities	15,240	12,922
Finance lease liabilities	8,602	8,480
Deferred revenue	86,070	77,515
Total current liabilities	257,912	213,010
Convertible senior notes	738,230	735,490
Operating lease liabilities — less current portion	42,824	42,116
Finance lease liabilities — less current portion	2,958	6,090
Other long-term liabilities	37,052	7,547
Total liabilities	1,078,976	1,004,253
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	75	77
Additional paid-in capital	1,180,850	1,163,072
Accumulated other comprehensive income (loss)	(795)	897
Accumulated deficit	(341,952)	(378,229)
Total stockholders’ equity	838,178	785,817
Total liabilities and stockholders’ equity	$1,917,154	$1,790,070
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$323,303	$285,832	$941,066	$848,806
Cost of revenue	150,574	128,552	431,066	382,390
Gross profit	172,729	157,280	510,000	466,416
Operating expenses:
Research and development	41,232	35,218	122,976	116,230
Sales and marketing	80,715	71,657	239,907	235,180
General and administrative	36,498	34,362	112,363	105,952
Total operating expenses	158,445	141,237	475,246	457,362
Income from operations	14,284	16,043	34,754	9,054
Other income (expense), net:
Interest expense	(3,549)	(3,087)	(10,198)	(11,022)
Interest income and other	4,914	5,660	15,964	23,880
Total other income (expense), net	1,365	2,573	5,766	12,858
Income before income taxes	15,649	18,616	40,520	21,912
Provision for income taxes	1,151	643	4,243	2,209
Net income	$14,498	$17,973	$36,277	$19,703
Net income per share:
Basic	$0.19	$0.23	$0.48	$0.26
Diluted	$0.19	$0.21	$0.47	$0.22
Shares used in computing net income per share:
Basic	75,047	77,528	75,666	76,716
Diluted	77,258	87,295	76,690	88,413
Comprehensive income (loss):
Net income	$14,498	$17,973	$36,277	$19,703
Other comprehensive income (loss)	(1,246)	641	(1,692)	113
Comprehensive income	$13,252	$18,614	$34,585	$19,816
See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of June 30, 2025	77,263	$77	$1,133,107	$108	$(415,915)	$717,377
Issuance of common stock upon exercise of stock options	150	—	3,087	—	—	3,087
Issuance of common stock upon vesting of restricted stock units	801	1	(1)	—	—	—
Stock-based compensation	—	—	36,208	—	—	36,208
Other comprehensive income	—	—	—	641	—	641
Net income	—	—	—	—	17,973	17,973
Balance as of September 30, 2025	78,214	$78	$1,172,401	$749	$(397,942)	$775,286

Balance as of June 30, 2026	74,724	$75	$1,140,728	$451	$(356,450)	$784,804
Share repurchases	(381)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	181	—	2,941	—	—	2,941
Issuance of common stock upon vesting of restricted stock units	776	—	—	—	—	—
Stock-based compensation	—	—	37,181	—	—	37,181
Other comprehensive loss	—	—	—	(1,246)	—	(1,246)
Net income	—	—	—	—	14,498	14,498
Balance as of September 30, 2026	75,300	$75	$1,180,850	$(795)	$(341,952)	$838,178

See accompanying notes to the unaudited condensed consolidated financial statements.

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	75,808	$76	$1,039,125	$636	$(417,645)	$622,192
Issuance of common stock upon exercise of stock options	155	—	3,118	—	—	3,118
Issuance of common stock upon vesting of restricted stock units	1,914	2	(2)	—	—	—
Issuance of common stock under ESPP	337	—	7,921	—	—	7,921
Stock-based compensation	—	—	122,239	—	—	122,239
Other comprehensive income	—	—	—	113	—	113
Net income	—	—	—	—	19,703	19,703
Balance as of September 30, 2025	78,214	$78	$1,172,401	$749	$(397,942)	$775,286

Balance as of December 31, 2025	77,194	$77	$1,163,072	$897	$(378,229)	$785,817
Share repurchases	(4,746)	(4)	(100,007)	—	—	(100,011)
Issuance of common stock upon exercise of stock options	236	—	3,386	—	—	3,386
Issuance of common stock upon vesting of restricted stock units	2,175	2	(2)	—	—	—
Issuance of common stock under ESPP	441	—	7,008	—	—	7,008
Stock-based compensation	—	—	107,393	—	—	107,393
Other comprehensive loss	—	—	—	(1,692)	—	(1,692)
Net income	—	—	—	—	36,277	36,277
Balance as of September 30, 2026	75,300	$75	$1,180,850	$(795)	$(341,952)	$838,178

FIVE9, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$36,277	$19,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,866	44,911
Reduction in the carrying amount of right-of-use assets	16,114	15,174
Amortization of deferred contract acquisition costs	73,957	63,568
Accretion of discount on marketable investments	(3,271)	(6,658)
Provision for credit losses	1,114	1,254
Stock-based compensation	100,571	114,443
Amortization of discount and issuance costs on convertible senior notes	2,740	3,614
Impairment charges of long-lived assets	8,518	835
Interest on finance lease obligations	510	743
Deferred taxes - excluding tax benefit from acquisition	175	23
Deferred taxes - tax adjustments from an acquisition	—	524
Other	1,249	159
Changes in operating assets and liabilities:
Accounts receivable	(28,587)	(24,569)
Prepaid expenses and other current assets	(13,466)	1,291
Deferred contract acquisition costs	(100,591)	(85,513)
Other assets	6,722	2,645
Accounts payable	13,296	523
Accrued and other current liabilities	(19,871)	(8,073)
Deferred revenue	7,702	(3,514)
Other liabilities (including non-current portions of operating and finance lease liabilities)	3,334	1,558
Net cash provided by operating activities	164,359	142,641
Cash flows from investing activities:
Purchases of marketable investments	(288,134)	(569,150)
Proceeds from sales of marketable investments	62,806	114,406
Proceeds from maturities of marketable investments	256,766	622,026
Purchases of property and equipment	(27,947)	(18,722)
Capitalization of internal-use software development costs	(28,472)	(29,121)
Payments of initial direct lease costs	—	(286)
Net cash (used in) provided by investing activities	(24,981)	119,153
Cash flows from financing activities:
Repayment of outstanding 2025 convertible senior notes at maturity	—	(434,405)
Proceeds from exercise of common stock options	3,386	3,118
Proceeds from sale of common stock under ESPP	7,008	7,921
Cash paid for repurchase of the Company's common stock	(100,011)	—
Principal repayment on financing liability	(10,779)	—
Payment of finance lease liabilities	(7,259)	(7,183)
Net cash used in financing activities	(107,655)	(430,549)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,723	(168,755)
Cash, cash equivalents and restricted cash:
Beginning of period	234,131	364,185
End of period	$265,854	$195,430
Supplemental disclosures of cash flow data:
Cash paid for interest	$9,311	$9,450
Cash paid for income taxes	$2,161	$3,164
Non-cash investing and financing activities:
Maintenance services purchased through financing	$48,276	$—
Equipment purchased and unpaid at period-end	$13,877	$11,414
Stock-based compensation included in capitalized software development costs	$6,822	$7,796

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - Beginning of Period:
Cash and cash equivalents	$232,084	$362,546
Restricted cash in other assets	2,047	1,639
Total cash, cash equivalents and restricted cash	$234,131	$364,185

Reconciliation of Cash, Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets - End of Period:
Cash and cash equivalents	$263,830	$193,409
Restricted cash in other assets	2,024	2,021
Total cash, cash equivalents and restricted cash	$265,854	$195,430

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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, including accompanying notes, and the reported amounts of revenue and expenses during the reporting period. The significant estimates made by management affect revenue and related reserves, and the fair value of the performance-based restricted stock units ("PRSUs"). Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates or assumptions.
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 20, 2026.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance was effective for annual and interim reporting periods beginning after December 15, 2025. The Company's adoption of ASU 2025-05 electing the practical expedient method did not have a material impact on its financial position and results of operations.
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU was effective for annual and interim reporting periods beginning after December 15, 2025. The Company's adoption of ASU 2024-04 on a prospective basis did not have an impact on its financial position and results of operations.
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

2. Revenue
Contract Balances
The following table provides information about accounts receivable, net, deferred contract acquisition costs, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$158,457	$130,984

Deferred contract acquisition costs, net:
Current	$97,075	$88,714
Non-current	195,249	176,976
Total deferred contract acquisition costs, net	$292,324	$265,690

Contract assets and contract liabilities:
Contract assets (included in prepaid expenses and other current assets)	$7,358	$4,101
Contract liabilities (deferred revenue)	(86,070)	(77,515)
Non-current contract liabilities (deferred revenue) (included in other long-term liabilities)	(693)	(1,545)
Net contract liabilities	$(79,405)	$(74,959)
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
In the three and nine months ended September 30, 2026, the Company recognized revenue of $8.2 million and $66.3 million related to its contract liabilities at December 31, 2025.
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $1,606 million. The Company expects to recognize revenue on approximately three-fourths of the remaining performance obligations over the next 24 months, with the balance recognized thereafter. The Company excludes amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.
3. Investments and Fair Value Measurements
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s intent is that all marketable investments are available for use in its current operations, including marketable investments with maturity dates greater than one year from September 30, 2026. The Company’s marketable investments as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026
Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,152	$—	$(3)	$2,149
U.S. treasury securities	251,971	—	(827)	251,144
U.S. agency and government-sponsored securities	145,406	—	(1,251)	144,155
Commercial paper	12,904	—	(20)	12,884
Municipal bonds	1,962	—	(11)	1,951
Corporate bonds	21,727	—	(167)	21,560
Total	$436,122	$—	$(2,279)	$433,843

	December 31, 2025
Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,066	$1	$—	$1,067
U.S. treasury securities	266,671	459	—	267,130
U.S. agency and government-sponsored securities	166,170	81	(14)	166,237
Commercial paper	7,867	6	—	7,873
Corporate bonds	22,511	17	—	22,528
Total	$464,285	$564	$(14)	$464,835

The following table presents the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than 12 months as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(3)	$1,826	$—	$—
U.S. treasury securities	(827)	249,144	—	—
U.S. agency and government-sponsored securities	(1,251)	144,155	(14)	33,935
Commercial paper	(20)	12,884	—	—
Municipal bonds	(11)	1,951	—	—
Corporate bonds	(167)	21,560	—	—
Total	$(2,279)	$431,520	$(14)	$33,935

Although the Company had certain available-for-sale debt securities in an unrealized loss position as of September 30, 2026, no allowance for credit losses was recorded since it did not intend to sell them, did not anticipate a need to sell them, and the decline in fair value was not due to any credit-related factors.
The amortized cost and fair value of the Company’s marketable investments by contractual maturity as of September 30, 2026 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$307,636	$306,703
Due after one year through two years	128,486	127,140
Total	$436,122	$433,843

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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$74,595	$—	$—	$74,595
Certificates of deposit	—	249	—	249
Total cash equivalents	$74,595	$249	$—	$74,844

Marketable investments
Certificates of deposit	$—	$2,149	$—	$2,149
U.S. treasury securities	251,144	—	—	251,144
U.S. agency and government sponsored securities	—	144,155	—	144,155
Commercial paper	—	12,884	—	12,884
Municipal bonds	—	1,951	—	1,951
Corporate bonds	—	21,560	—	21,560
Total marketable investments	$251,144	$182,699	$—	$433,843

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$103,637	$—	$—	$103,637
Certificates of deposit	—	747	—	747
Total cash equivalents	$103,637	$747	$—	$104,384

Marketable investments
Certificates of deposit	$—	$1,067	$—	$1,067
U.S. treasury securities	267,130	—	—	267,130
U.S. agency and government-sponsored securities	—	166,237	—	166,237
Commercial paper	—	7,873	—	7,873
Corporate bonds	—	22,528	—	22,528
Total marketable investments	$267,130	$197,705	$—	$464,835
In March 2024, the Company issued $747.5 million aggregate principal amount of 1.00% convertible senior notes due 2029 (the "2029 convertible senior notes") in a private offering. In connection with the issuance of the 2029 convertible senior notes, the Company used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of its 0.50% convertible senior notes due 2025 (the "2025 convertible senior notes"). The 2025 convertible senior notes matured on June 1, 2025, and the Company settled its obligations with respect to the 2025 convertible senior notes in cash in connection therewith. As of September 30, 2026 and December 31, 2025, the estimated fair value of the outstanding 2029 convertible senior notes was $696.1 million and $674.1 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.
In February 2022, the Company made a $2.0 million equity investment in a privately-held company that the Company does not have the ability to exercise significant influence over. The Company elected to utilize the measurement alternative for an equity security without a readily determinable fair value. Accordingly, this investment is accounted for at its cost minus impairment, if any, and is classified within Level 3. If the Company identifies observable price changes in orderly transactions for such investment or a similar investment, it will measure the investment at fair value as of the date that the observable transactions or events occurred. During 2024, the Company noted an indicator of impairment of this investment and recorded a $1.3 million impairment charge. The Company concluded that there was no further indicator of impairment of this investment as of September 30, 2026.
Except for the equity investment described above, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.
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
4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash	$188,986	$127,700
Money market funds	74,595	103,637
Certificates of deposit	249	747
Cash and cash equivalents	$263,830	$232,084
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivable	$133,481	$112,918
Unbilled trade accounts receivable, net of advance customer deposits	25,568	18,501
Provision for credit losses	(592)	(435)
Accounts receivable, net	$158,457	$130,984
There was one customer that represented 16% of accounts receivable as of September 30, 2026 and no single customer accounted for more than 10% of the Company's total revenue during the nine months ended September 30, 2026.
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$38,442	$24,209
Other current assets	32,810	14,797
Contract assets	7,358	4,101
Prepaid expenses and other current assets	$78,610	$43,107
Other current assets as of September 30, 2026 includes $11.6 million settlement amount related to the securities action that is expected to be paid on our behalf by the Company's insurers. See Note 10 for further details.

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer and network equipment	$190,947	$178,485
Computer software	73,587	63,547
Internal-use software development costs	133,123	98,542
Furniture and fixtures	4,709	4,561
Leasehold improvements	5,562	6,757
Property and equipment	407,928	351,892
Accumulated depreciation and amortization	(222,239)	(187,257)
Property and equipment, net	$185,689	$164,635
Depreciation and amortization expense associated with property and equipment was $16.7 million and $47.7 million for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense associated with property and equipment was $12.3 million and $33.9 million for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded impairment charges of property and equipment in the amount of $1.1 million and $0.8 million, respectively.
Other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Other assets	$39,035	$7,136
Equity investment in a privately-held company	750	750
Deferred tax assets	2,643	2,839
Other assets	$42,428	$10,725
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses	$37,161	$24,550
Accrued compensation and benefits	50,209	52,387
Financing liability	10,779	—
Accrued federal fees	2,710	3,911
Sales and other tax liabilities	3,184	3,272
Accrued and other current liabilities	$104,043	$84,120
During the first nine months of 2026, the Company entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest rate. The current (included in Prepaid expenses) and long-term (included in Other assets) prepaid portions of this obligation were $9.6 million and $32.4 million, respectively, as of September

30, 2026. The current and long-term portions of this obligation were $10.8 million and $28.0 million, respectively, as of September 30, 2026.
Accrued expenses as of September 30, 2026 includes accrual of $11.6 million settlement amount related to the securities action that is expected to be paid on our behalf by the Company's insurers. See Note 10 for further details.
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenue	$693	$1,545
Deferred tax liabilities	53	56
Sales and other tax liabilities	1,583	1,357
Financing liability	28,000	—
Other long-term liabilities	6,723	4,589
Other long-term liabilities	$37,052	$7,547

5. Goodwill and Intangible Assets
The following table summarizes the activity in the Company's goodwill and intangible asset balances during the nine months ended September 30, 2026 (in thousands):

	Goodwill	Intangible Assets
Beginning of the period, December 31, 2025	$366,253	$51,166
Amortization	—	(10,208)
End of the period, September 30, 2026	$366,253	$40,958
The components of intangible assets were as follows (in thousands):

	September 30, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization period (Years)
Developed technology	$105,714	$(71,009)	$34,705	5.5	$105,714	$(62,794)	$42,920	5.8
Acquired workforce	470	(470)	—	0.0	470	(470)	—	0.0
Customer relationships	12,850	(6,838)	6,012	2.7	12,850	(5,150)	7,700	3.5
Trademarks	1,300	(1,059)	241	0.9	1,300	(754)	546	1.5
Total	$120,334	$(79,376)	$40,958	5.0	$120,334	$(69,168)	$51,166	5.4

Amortization expense related to intangible assets was $3.4 million and $10.2 million for the three and nine months ended September 30, 2026, respectively. Amortization expense related to intangible assets was $3.5 million and $11.0 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2026	$2,801
2027	8,612
2028	8,246
2029	7,328
2030	6,188
Thereafter	7,783
Total	$40,958

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
The closing market price of the Company's common stock of $34.01 per share on September 30, 2026, the last trading day during the three months ended September 30, 2026, was below $103.24 per share, which represents 130% of the initial conversion price of $79.42 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, September 30, 2026, was not greater than or equal to 130% of the initial conversion price. As such, during the three months ended September 30, 2026, the conditions allowing holders of the 2029 convertible senior notes to convert were not met. The 2029 convertible senior notes are therefore not convertible during the three months ending December 31, 2026.
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

The net carrying amount of the 2029 convertible senior notes as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal	$747,500	$747,500
Unamortized issuance costs	(9,270)	(12,010)
Net carrying amount	$738,230	$735,490
Interest expense related to the 2029 convertible senior notes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$1,869	$1,869	$5,606	$5,606
Amortization of issuance costs	947	933	2,740	2,699
Total interest expense	$2,816	$2,802	$8,346	$8,305
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
7. Stockholders’ Equity
Capital Structure
Common Stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2026 and December 31, 2025, the Company had 75,300,376 and 77,194,499 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to designate and issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series without stockholder approval and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.
Repurchase Programs
2025 Repurchase Program
In October 2025, the Company’s Board of Directors approved the 2025 Repurchase Program, which authorized the repurchase of up to $150.0 million of the Company’s common stock through December 31, 2027. The shares could be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares would depend on price, blackout periods and other corporate developments. Purchases could occur from time to time and no maximum purchase price was set.
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
The Company entered into an additional $90 million ASR program (the “2026 ASR Program”) on May 4, 2026 with JPM to repurchase the remaining authorized amount under the 2025 Repurchase Program. Under the terms of the 2026 ASR Program, on May 5, 2026, the Company made an aggregate payment of $90 million and received an initial delivery of 3,084,833 shares of the Company’s common stock at an initial price of $23.34 per share, representing approximately 89% of the total number of shares of the Company’s common stock purchased under the 2026 ASR Program. The 2026 ASR Program was completed on September 30, 2026, which resulted in delivery of 380,523 additional shares to the Company. The final share settlement was based on the average daily volume-weighted average price of the Company's shares, netted against the initial delivery. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders' equity.
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
As of September 30, 2026, no amount remained available under the 2025 Repurchase Program.

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
As of September 30, 2026, $200.0 million remained available under the 2026 Repurchase Program.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of September 30, 2026 were as follows (in thousands):

September 30, 2026
Stock options outstanding	146
RSUs (including PRSUs) outstanding	8,235
Shares available for future grant under 2014 Equity Incentive Plan (the "2014 Plan")	9,504
Shares available for future grant under 2026 Inducement Equity Incentive Plan (the "2026 Inducement Plan")	2,083
Shares available for future issuance under ESPP	3,256
Total shares of common stock reserved	23,224

2026 Inducement Equity Incentive Plan
In June 2026, the Company’s Board of Directors approved the 2026 Inducement Plan and 2,900,000 shares of common stock were authorized for issuance under the 2026 Inducement Plan. The 2026 Inducement Plan allows the Company to grant stock options, RSUs, restricted stock awards, performance stock awards, stock appreciation rights, and other stock awards to individuals, who were not previously employees or directors of the Company, as an inducement to commence employment with the Company. Each RSU granted under the 2026 Inducement Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs will generally vest over three to four years.
Equity Incentive Awards
Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2026 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	390	$51.62
Options granted	—	—
Options exercised	(236)	14.37
Options forfeited or expired	(8)	95.77
Outstanding as of September 30, 2026	146	109.10	2.4	$153
Vested and expected to vest as of September 30, 2026	146	109.10	2.4	153
Exercisable as of September 30, 2026	146	109.10	2.4	153

The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of the Company’s common stock of $34.01 per share as of September 30, 2026 for all in-the-money stock options outstanding.
Restricted Stock Units (including PRSUs)
A summary of the Company’s restricted stock unit ("RSU") activity, including PRSUs, during the nine months ended September 30, 2026 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	6,029	$43.50
RSUs granted(1)	5,831	21.44
RSUs vested and released	(2,175)	40.16
RSUs forfeited or cancelled	(1,450)	40.64
Outstanding as of September 30, 2026	8,235	29.27

(1) Includes 1,304,592 PRSUs granted during the nine months ended September 30, 2026.
PRSUs. During the nine months ended September 30, 2026, the Company granted a total of 1,304,592 PRSUs with a grant date fair value of $36.9 million, 297,303 of such PRSUs, with a grant date fair value of $6.1 million, were granted under the 2014 Plan during the first quarter of 2026 as part of its annual grant of equity incentive awards to certain executives, 802,752 of such PRSUs, with a grant date fair value of $21.8 million, were granted under the 2014 Plan during the first quarter of 2026 in connection with the appointment of Amit Mathradas as the Company's new Chief Executive Officer, and 204,537 of such PRSUs, with a grant date fair value of $9.0 million, were granted under the 2026 Inducement Plan during the third quarter of 2026 in connection with the appointment of certain other newly hired executives.
For the 802,752 market-based PRSUs with a grant date fair value of $21.8 million granted to Mr. Mathradas, the amount that may be earned pursuant to the market-based PRSUs ranges from 0% to 200% of the target number based on the Company’s relative total shareholder return (“RTSR”) performance as compared to the companies in the S&P Software and Services Select Index during the performance period. The 2026-2028 performance period contains two overlapping measurement periods — a two-year period and a three-year period. 60% of the total market-based PRSUs may be earned and settled in shares following the end of the two-year measurement period and 40% of the total market-based PRSUs may be earned and settled in shares following the end of the three-year measurement period, in each case based on RTSR performance and subject to continued employment through the payment date; provided that upon a qualifying termination of employment that occurs between January 1, 2027 and December 31, 2027, up to 33% of the maximum number of PRSUs may be earned and settled in shares following such qualifying termination, based on RTSR performance during the period consisting of January 1, 2026 through December 31, 2026. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs for such period may be earned. If an executive's employment with the Company terminates before the end of the final measurement period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested market-based PRSUs may be earned subject to ultimate RTSR performance in each remaining measurement period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested market-based PRSUs subject to the 2026-2028 performance period will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the measurement periods and (ii) at the actual level of performance measured through the date of the change in control of the Company, based on the price per share paid in such change in control.
For the remaining 501,840 PRSUs with a grant date fair value of $15.1 million granted as part of the Company’s annual grant of equity incentive awards to certain executives or in connection with the appointment of certain newly hired executives (other than Mr. Mathradas), the amount that may be earned pursuant to the PRSUs ranges from 0% to 200% of the target number based on the achievement of the following performance metrics (the “Performance Metrics”) during the performance period: (i) the Company’s Subscription Revenue Growth Rate (“CAGR”), which is weighted 70%, and (ii) the Company’s RTSR performance as compared to the companies in the S&P Software and Services Select Index, which is weighted 30%. The 2026-2028 performance period contains two overlapping measurement periods—a two-year period and a three-year period. 60% of the total PRSUs may be earned and settled in shares following the end of the two-year measurement period and 40% of the total PRSUs may be earned and settled in shares following the end of the three-year measurement period, in each case based on the achievement of the Performance Metrics and subject to continued employment through the payment date. If the Company’s absolute total shareholder return for any measurement period is negative, then no more than 100% of the target amount of market-based PRSUs that vest based on the Company’s RTSR for such period may be earned. If an executive's employment with the Company terminates before the end of the final measurement period due to death or disability, 100% (if due to death) or 50% (if due to disability) of the unvested PRSUs may be earned subject to actual achievement of the Performance Metrics in each remaining measurement period. Upon a qualifying termination of employment in connection with a change in control of the Company, the unvested PRSUs subject to the 2026-2028 performance period will vest on a double-trigger basis (i) at the target level for the uncompleted portions of the measurement periods and (ii) for the completed portions of the measurement periods, (A) at the actual level of performance for the RTSR metric measured through the date of the change in control of the Company, based on the price per share paid in such change in control, and (B) at the greater of target or actual level of performance, if measurable, for the CAGR metric measured through the date of the change in control.
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
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of revenue	$5,690	$6,852	$17,791	$21,332
Research and development	6,297	6,896	21,069	24,415
Sales and marketing	8,339	8,401	25,571	33,330
General and administrative	14,601	11,190	36,140	35,366
Total stock-based compensation expense	$34,927	$33,339	$100,571	$114,443

As of September 30, 2026, unrecognized stock-based compensation expense by award type and expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	Stock Option	RSU (excluding PRSUs)	PRSU	ESPP
Unrecognized stock-based compensation expense	$—	$179,577	$30,777	$450
Weighted-average amortization period	0.0 years	2.1 years	1.8 years	0.1 years
The weighted-average assumptions used to value PRSUs with market conditions granted during the periods presented were as follows:

PRSUs (Market Conditions)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expected term (years)	2.5	2.4	2.8	2.8
Volatility	64.6%	52.2%	60.6%	55.2%
Risk-free interest rate	4.2%	3.7%	3.6%	4.0%
Dividend yield (1)	—	—	—	—
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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$14,498	$17,973	$36,277	$19,703
Weighted-average shares used in computing basic and diluted net income per share:
Basic	75,047	77,528	75,666	76,716
Diluted	77,258	87,295	76,690	88,413
Basic and diluted net income per share:
Basic	$0.19	$0.23	$0.48	$0.26
Diluted	$0.19	$0.21	$0.47	$0.22
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and nine months ended September 30, 2026 and 2025. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2026 because the effect would have been anti-dilutive.
9. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2026 was approximately $1.2 million and $4.2 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2025 was approximately $0.6 million and $2.2 million, respectively.

The provision for income taxes for the three and nine months ended September 30, 2026 consisted primarily of U.S. state income and foreign withholding taxes. The provision for income taxes for the three and nine months ended September 30, 2025 consisted primarily of U.S. federal and U.S. state tax expense as a result of IRC Section 174 research and experimental capitalization requirements and tax attribute utilization limitations, and foreign current income tax expense as a result of income produced by the Company's intercompany cost-plus operating model.

For the three and nine months ended September 30, 2026, the provision for income taxes differed from an application of the U.S. statutory rate amount primarily due to U.S. state income taxes and the U.S. valuation allowance maintained against the U.S. net deferred tax assets. For the three and nine months ended September 30, 2025, the provision for income taxes differed from an application of the U.S. statutory rate primarily due to the U.S. valuation allowance maintained against the U.S. net deferred tax assets.
The realization of tax benefits from deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, to be recognized in the periods the items are expected to be deductible or taxable. Based on the weight of the available objective evidence, the Company does not believe it is more likely than not that the U.S. net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against such net deferred tax assets as of September 30, 2026 and December 31, 2025. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2026, there were no material changes to the total amount of unrecognized tax benefits.
10. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of future payment obligations under its convertible senior notes, finance leases to finance data centers and other computer and networking equipment, operating leases for office facilities, cloud services and software and maintenance agreements, and agreements with third parties to provide co-location hosting and telecommunication services. These commitments as of December 31, 2025 are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and material updates to these commitments during the nine months ended September 30, 2026 are disclosed herein, including in this Note 10 and in Note 12.
As of September 30, 2026, the Company’s commitments under various co-location hosting and telecommunication usage service agreements totaled $15.2 million for terms ranging up to approximately five years. These agreements require the Company to make payments over the service term in exchange for certain network services.
As of September 30, 2026, the Company had outstanding cloud services and software and maintenance agreement commitments totaling $105.8 million, of which $47.4 million is expected to be purchased in 2027, and the remaining $58.4 million is expected to be purchased in 2028.
During the first nine months of 2026, the Company executed a reseller agreement with a total commitment of $9.0 million, a term from March 31, 2026 to March 31, 2027, with a total remaining commitment of $0.5 million as of September 30, 2026.
During the first nine months of 2026, the Company entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest rate. The Company is obligated to make five installment payments of $10.8 million annually, with the first payment made upon execution of the agreement in March 2026, and the remaining four annual payments due from March 2027 through March 2030. The current and long-term portions of this obligation were $10.8 million and $28.0 million, respectively, as of September 30, 2026.
As of September 30, 2026, $747.5 million of aggregate principal of the 2029 convertible senior notes was outstanding, with a maturity date of March 15, 2029. See Note 6 for more information concerning the convertible senior notes.
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
On December 4, 2024, a purported holder of the Company’s securities filed a putative class action complaint against the Company, its then-current Chief Executive Officer, and its then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired the Company’s securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024 (the "Securities Action"). On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. The Company moved to dismiss the amended complaint on July 29, 2025, and the court took the motion under submission after oral argument on December 18, 2025. On February 23, 2026, the court granted in part and denied in part Defendants’ motion to dismiss. On October 29, 2026, the parties signed a binding term sheet to settle the Securities Action (the "Securities Action Term Sheet") following negotiations facilitated by a mediator. The Securities Action Term Sheet calls for the parties to prepare and execute a definitive stipulation of settlement (the "Securities Action Stipulation of Settlement") that will provide for the complete resolution, compromise, and settlement of the Securities Action in exchange for a payment of $11.6 million by the Company’s insurers. The settlement of the Securities Action is conditioned on, among other things, the finalization of the Securities Action Stipulation of Settlement; timely funding of the Securities Action settlement amount; preliminary approval of the Securities Action Stipulation of Settlement; and entry of a judgment approving the Securities Action Stipulation of

Settlement. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims that were or could have been asserted.
Three shareholder derivative actions related to the securities class action described above are pending in three jurisdictions. On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On February 27, 2026, a separate and related shareholder derivative action was filed again in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On March 9, 2026, all parties filed a stipulation with the court to consolidate the two derivative actions, which the court so ordered on March 17, 2026. On May 20, 2026, the court entered an order on the parties’ stipulation staying the derivative action.
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
On October 1, 2026, a related shareholder derivative action was filed in the Delaware Court of Chancery on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On October 19, 2026, the court entered an order on the parties’ stipulation staying the derivative action.
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
11. Segment and Geographical Information
The Company has a single operating and reportable segment and manages its business activities on a consolidated basis. The Company’s single segment provides its solution through a SaaS business model. The Company generates subscription revenue from its Genius CX Platform and also generates usage-based telephony revenue. The Company charges its customers monthly subscription fees for access to its solution, primarily based on the number of licenses. The Company’s AI solutions are sold to its customers on a consumption basis. The Company’s reliable, secure, and scalable Genius CX Platform, powered by Five9 Genius AI, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing- related functions. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of assessing financial performance and making operating decisions on how to allocate resources based on net income that is also reported on its consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on its consolidated balance sheets as total consolidated assets.
Revenue by Geographic Areas
The following table summarizes revenues by geographic region based on customer billing address (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$287,232	$253,795	$832,584	$752,241
International	36,071	32,037	108,482	96,565
Total revenue	$323,303	$285,832	$941,066	$848,806

Long-Lived Assets, Net by Geographic Areas
The following table summarizes total property and equipment, net in the respective locations (in thousands):

	September 30, 2026	December 31, 2025
United States	$169,078	$154,855
International	16,611	9,780
Property and equipment, net	$185,689	$164,635

Total purchases of property and equipment for the nine months ended September 30, 2026 and 2025 are disclosed in the Company’s Consolidated Statements of Cash Flows.
Segment Information - Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$323,303	$285,832	$941,066	$848,806
Adjusted cost of revenue(1)	(123,940)	(106,209)	(355,405)	(316,023)
Adjusted research and development(2)	(29,846)	(26,204)	(91,545)	(84,695)
Adjusted sales and marketing(3)	(70,000)	(63,063)	(211,205)	(198,275)
Adjusted general and administrative(4)	(18,287)	(18,636)	(57,148)	(57,440)
Other segment items(5)	(46,841)	(39,905)	(133,143)	(138,408)
Depreciation and amortization	(20,105)	(15,772)	(57,866)	(44,911)
Interest expense	(3,549)	(3,087)	(10,198)	(11,022)
Interest income and other	4,914	5,660	15,964	23,880
Provision for income taxes(6)	(1,151)	(643)	(4,243)	(2,209)
Net income	$14,498	$17,973	$36,277	$19,703
___________________
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP, adjusted for stock-based compensation, depreciation and amortization, acquisition and related transaction costs and one-time integration costs, costs related to reduction in force plans, and lease amortization for finance leases.
(2) Adjusted research and development includes research and development in accordance with GAAP, adjusted for stock-based compensation, depreciation and amortization, acquisition and related transaction costs and one-time integration costs, costs related to reduction in force plans, lease amortization for finance leases, and one-time expenses related to advisory services for research and development transformation.
(3) Adjusted sales and marketing includes sales and marketing expense in accordance with GAAP, adjusted for stock-based compensation, depreciation and amortization, acquisition and related transaction costs and one-time integration costs, costs related to reduction in force plans, and one-time expenses related to advisory services for long-term strategy and growth.
(4) Adjusted general and administrative includes general and administrative expense in accordance with GAAP, adjusted for stock-based compensation, depreciation and amortization, acquisition and related transaction costs and one-time integration costs, costs related to reduction in force plans, office closure lease termination costs, impairment charge related to consolidation of corporate headquarters, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, one-time expenses related to advisory services for long-term strategy and growth, and legal fees related to the securities class action.

(5) Other segment items included in segment net income include stock-based compensation, acquisition and related transaction costs and one-time integration costs, costs related to reduction in force plans, office closure lease termination costs, impairment charge related to consolidation of corporate headquarters, lease amortization for finance leases, one-time expenses related to strategic consulting services for operational review, other cost-reduction and productivity initiatives, one-time expenses related to advisory services for long-term strategy and growth, one-time expenses related to advisory services for research and development transformation, and legal fees related to the securities class action.
(6) Non-GAAP adjustments do not have a material impact on our worldwide income tax provision due to the tax treatment of the non-GAAP adjustments reported, and our domestic valuation allowance position.
12. Leases
The Company has leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. The Company’s leases have remaining terms of one to five years, some of the leases include a Company option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30 days' notice. The Company does not separate lease and non-lease components for real estate operating leases.
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
The Company entered into additional three-year equipment finance lease agreements and recognized $3.8 million right of use assets during the nine months ended September 30, 2026, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, the Company also recognized short-term lease liabilities of $1.2 million within Finance lease liabilities and long-term lease liabilities of $2.6 million within Finance lease liabilities - less current portion during these periods.
The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$3,931	$3,292	$11,347	$9,587
Finance lease cost:
Amortization of right-of-use assets	$2,114	$2,301	$6,622	$6,619
Interest on finance lease liabilities	164	258	510	809
Total finance lease cost	$2,278	$2,559	$7,132	$7,428
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$(3,878)	$(3,579)	$(10,653)	$(10,471)
Financing cash used in finance leases	(2,334)	(2,511)	(7,259)	(7,183)
Right of use assets obtained in exchange for lease obligations:
Operating leases	5,792	3,059	13,965	7,629
Finance leases	2,158	—	3,757	3,853

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$43,403	$46,375

Operating lease liabilities	$15,240	$12,922
Operating lease liabilities — less current portion	42,824	42,116
Total operating lease liabilities	$58,064	$55,038
Finance leases
Finance lease right-of-use assets	$11,359	$14,216

Property and equipment, gross	$14,175	$14,354
Less: accumulated depreciation and amortization	(14,175)	(14,354)
Property and equipment, net	$—	$—

Finance lease liabilities	$8,602	$8,480
Finance lease liabilities — less current portion	2,958	6,090
Total finance lease liabilities	$11,560	$14,570
Weighted average remaining terms were as follows (in years):

	September 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	3.9	4.6
Finance leases	1.6	1.7
Weighted average discount rates were as follows:

	September 30, 2026	December 31, 2025
Weighted average discount rate
Operating leases	4.9%	4.7%
Finance leases	5.9%	5.8%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remaining 2026	$4,644	$2,391
2027	16,834	7,261
2028	14,915	1,675
2029	13,772	764
2030	11,234	—
Thereafter	2,332	—
Total future minimum lease payments	63,731	12,091
Less: imputed interest	(5,667)	(531)
Total	$58,064	$11,560
As of September 30, 2026, the Company had entered into additional operating leases to commence in October 2026 and January 2027, representing a total commitment over its term of approximately $10.5 million.

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
On April 27, 2026, the Company's management initiated a plan to consolidate its corporate headquarters in San Ramon, California by reducing the facility space it occupies from two floors to a single floor in May 2026 (the "HQ Plan"). The HQ Plan resulted in excess facility space that the Company intends to sublease. During the nine months ended September 30, 2026, the Company incurred a total of $8.4 million in impairment charges ($7.4 million related to operating lease right-of-use assets and $1.0 million related to property and equipment) under the HQ Plan, which was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The impairment charge was estimated based on a review and analysis of real estate market conditions, its projected sublease income and sublease commencement assumptions.

During the third quarter of 2026, the Company's management approved and initiated an additional reduction in force plan (the "2026 Plan") to align with its CEO's newly established priorities, including building a performance-driven culture, stabilizing and strengthening its core, optimizing operations, and focusing on AI-powered CX. The 2026 Plan resulted in an approximate 3% reduction of the Company's global full-time employees. During the three months ended September 30, 2026, the Company incurred a total of $4.3 million in cash restructuring costs under the 2026 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures. As of September 30, 2026, $2.8 million had been paid and the remaining $1.5 million was recorded within Accrued and other current liabilities in the consolidated balance sheets and is expected to be mostly paid during the fourth quarter of 2026. The Company does not expect to incur any additional costs under the 2026 Plan.

14. Subsequent Events
On November 5, 2026, the Company entered into a definitive agreement to acquire Ujwal, Inc. (d/b/a Level AI), for $325.0 million in cash, subject to customary adjustments (the “Merger”). The Merger is subject to customary closing conditions, and the Company expects it to close by fiscal year end 2026. Because the Merger had not closed as of the date these financial statements were issued, the Company cannot yet estimate the allocation of the purchase price to the assets acquired and liabilities assumed. The Merger is intended to augment key capabilities for the Company with Level AI’s native AI applications for customer experience that improve agent performance, automate more customer interactions across voice and digital channels, and turn customer conversations into insights enterprises can use. For additional information, see the Company’s Current Report on Form 8-K filed on November 5, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
Five9 is a leading provider of the Genius CX Platform for enterprise contact centers. With a foundation in our cloud-native solution, Five9 is now evolving into an AI-native CX platform, empowering enterprises to scale seamlessly, innovate faster, and deliver enhanced customer experiences as our market opportunity continues to expand. Our reliable, secure, and scalable Genius CX Platform, powered by our Five9 Genius AI suite, delivers a comprehensive suite of easy-to-use applications that enable the breadth of customer service, sales, and marketing functions. We have become an established leader in the AI-powered CX market with more than 4,000 customers.
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
We provide our solution through a software-as-a-service, or SaaS, business model. We generate subscription revenue from our Genius CX Platform and also generate usage-based telephony revenue. We charge our customers monthly subscription fees for access to our Genius CX Platform, primarily based on the number of licenses, as well as on a consumption basis for our AI solutions. Our customers generally purchase both subscriptions and related telephony usage from us. However, a growing number of our customers subscribe to our platform but purchase telephony usage directly from wholesale telecommunications service providers. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption. Increases in the number of licenses or the level of consumption can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while telecom fees are billed in arrears. For the three and nine months ended September 30, 2026, subscription and telecom fees accounted for 93% and 94% of our revenue, respectively. For each of the three and nine months ended September 30, 2025, subscription and telecom fees accounted for 93% of our revenue. The remainder was comprised of professional services revenue from the implementation and optimization of our solution.
Macroeconomic Factors
We are subject to risks and exposures, including macroeconomic challenges resulting from the impact of global tariff changes and announcements regarding same, as well as the impact of current and potential global conflicts. While the implications of macroeconomic challenges on our business, results of operations and overall financial position remain uncertain over the long term, we believe such macroeconomic challenges could have an adverse impact on our revenue in future periods.
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

On April 27, 2026, we initiated a plan to consolidate our corporate headquarters in San Ramon, California by reducing the facility space we occupy from two floors to a single floor in May 2026, or the HQ Plan. The HQ Plan resulted in excess facility space that we intend to sublease. During the nine months ended September 30, 2026, we incurred a total of $8.4 million in impairment charge ($7.4 million related to operating lease right-of-use assets and $1.0 million related to property and equipment) under the HQ Plan, which was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The impairment charge was estimated based on a review and analysis of real estate market conditions, our projected sublease income and sublease commencement assumptions.
During the third quarter of 2026, we approved and initiated an additional reduction in force plan (the "2026 Plan") to align with our CEO's newly established priorities, including building a performance-driven culture, stabilizing and strengthening its core, optimizing operations, and focusing on AI-powered CX. The 2026 Plan resulted in an approximate 3% reduction of our global full-time employees. During the three months ended September 30, 2026, we incurred a total of $4.3 million in cash restructuring costs under the 2026 Plan, primarily consisting of notice period payments, severance payments, employee benefits and related costs, all of which are cash expenditures. As of September 30, 2026, $2.8 million had been paid and the remaining $1.5 million was recorded within Accrued and other current liabilities in the consolidated balance sheets and is expected to be mostly paid during the fourth quarter of 2026. We do not expect to incur any additional costs under the 2026 Plan.

Key GAAP Operating Results
Our revenue increased to $323.3 million and $941.1 million for the three and nine months ended September 30, 2026 from $285.8 million and $848.8 million for the three and nine months ended September 30, 2025. Revenue growth was primarily attributable to our larger customers, driven by an increase in our sales and marketing activities and our improved brand awareness. For each of the three and nine months ended September 30, 2026 and 2025, no single customer accounted for more than 10% of our total revenue. As of September 30, 2026, we had over 4,000 customers across multiple industries with a wide range of license sizes. We had net income of $14.5 million and $36.3 million in the three and nine months ended September 30, 2026, respectively, compared to net income of $18.0 million and $19.7 million in the three and nine months ended September 30, 2025, respectively.
We have continued to make significant expenditures and investments, including in sales and marketing, research and development, infrastructure and, selectively, investments in complementary businesses, technologies and intellectual property rights. We primarily evaluate the success of our business based on revenue growth and the efficiency and effectiveness of our investments. The growth of our business and our future success depend on many factors, including our ability to continue to expand our base of larger customers, grow revenue from our existing customers, innovate and expand internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address, including macroeconomic challenges resulting from the impact of global tariff changes and announcements regarding same, as well as the impact of current and potential global conflicts, in order to successfully grow our business and improve our operating results.
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

The following table shows our Annual Dollar-Based Retention Rate based on subscription plus telecom revenue as well as subscription revenue for the periods presented:

	Twelve Months Ended
	September 30, 2026	September 30, 2025
Annual Dollar-Based Retention Rate (Subscription plus Telecom Revenue)	107%	107%
Annual Dollar-Based Retention Rate (Subscription Revenue)	109%	107%
Annual Dollar-Based Retention Rate for subscription plus telecom revenue remained flat year-over-year, primarily due to the ongoing momentum in AI and expansion of larger existing customers offsetting year-over-year challenges related to a single large new customer ramping significantly throughout 2024 and seasonal increases, particularly in telecom revenue, being stronger in the fourth quarter of 2024.
Annual Dollar-Based Retention Rate for subscription revenue increased year-over-year, primarily due to the ongoing momentum in AI and expansion of larger existing customers more than offsetting year-over-year challenges related to a single large new customer ramping significantly throughout 2024 and seasonal increases being stronger in the fourth quarter of 2024.
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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income. We calculate adjusted EBITDA as net income before (1) stock-based compensation, (2) depreciation and amortization,(3) interest expense, (4) interest income and other, (5) acquisition and related transaction costs and one-time integration costs, (6) costs related to reduction in force plans, (7) office closure lease termination costs, (8) impairment charge related to consolidation of corporate headquarters, (9) lease amortization for finance leases, (10) one-time expenses related to strategic consulting services for operational review, (11) other cost-reduction and productivity initiatives, (12) one-time expenses related to advisory services for long-term strategy and growth, (13) one-time expenses related to advisory services for research and development transformation, (14) legal fees related to the securities class action, (15) provision for income taxes, and (16) other items that do not directly affect what we consider to be our core operating performance.

The following table shows a reconciliation of net income to adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$14,498	$17,973	$36,277	$19,703
Non-GAAP adjustments:
Stock-based compensation (1)	34,927	33,339	100,571	114,443
Depreciation and amortization (2)	20,105	15,772	57,866	44,911
Interest expense	3,549	3,087	10,198	11,022
Interest income and other	(4,914)	(5,660)	(15,964)	(23,880)
Acquisition and related transaction costs and one-time integration costs	2,005	1,620	5,481	4,090
Costs related to reduction in force plans	4,324	403	4,324	8,169
Office closure lease termination costs	—	—	—	95
Impairment charge related to consolidation of corporate headquarters	—	—	8,382	—
Lease amortization for finance leases	2,114	2,300	6,622	6,619
One-time expenses related to strategic consulting services for operational review	—	—	—	1,265
Other cost-reduction and productivity initiatives	—	1,851	(3)	2,825
One-time expenses related to advisory services for long-term strategy and growth	565	—	3,660	—
One-time expenses related to advisory services for research and development transformation	2,242	—	2,242	—
Legal fees related to the securities class action	664	392	1,865	901
Provision for income taxes	1,151	643	4,243	2,209
Adjusted EBITDA	$81,230	$71,720	$225,764	$192,372
(1)See Note 7 to the condensed consolidated financial statements for stock-based compensation expense included in our results of operations for the periods presented.
(2)Depreciation and amortization expenses included in our results of operations for the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of revenue	$17,716	$13,381	$50,475	$37,371
Research and development	929	731	2,654	2,147
Sales and marketing	6	11	16	59
General and administrative	1,454	1,649	4,721	5,334
Total depreciation and amortization	$20,105	$15,772	$57,866	$44,911
(3)Non-GAAP adjustments do not have a material impact on our worldwide income tax provision due to the tax treatment of the non-GAAP adjustments reported, and our domestic valuation allowance position.
Key Components of Our Results of Operations
Revenue
Our revenue consists of subscription and telecom as well as professional services. We consider our subscription and telecom to be recurring revenue. We charge our customers monthly subscription fees for access to our Genius CX Platform, primarily based on the number of licenses, as well as on a consumption basis for our AI solutions. We offer monthly, annual and multiple-year contracts to our customers, generally with 30 days’ notice required for limited reductions in the number of licenses or the level of consumption. Increases in the number of licenses or the level of consumption can be provisioned almost immediately. Subscription fees are generally billed monthly in advance, while usage fees are billed in arrears. Subscription fees are recognized on a straight-line basis over the applicable term, which is predominantly the monthly contractual billing period. Support activities include technical assistance for our solution and upgrades and enhancements on a when and if available basis, which are not billed separately. Usage fees are billed in arrears based on customer-specific per minute rate plans and are recognized as actual usage occurs.
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
We expect that macroeconomic challenges resulting from the impact of global tariff changes and announcements regarding same, as well as the impact of current and potential global conflicts, continued inflation, uncertainty regarding consumer spending, high interest rates, fluctuations in currency rates, and other factors, may harm our business.
Cost of Revenue
Our cost of revenue consists primarily of personnel costs, including stock-based compensation, fees that we pay to telecommunications providers for usage, Universal Service Fund, or USF, contributions and other regulatory costs, depreciation and related expenses of our servers and equipment, costs to build out and maintain co-location data centers, costs of public cloud-based data centers, cost of third party software that we resell, allocated office and facility costs, amortization of acquired technology, amortization of internal-use software development costs and lease amortization for finance leases. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers, which vary depending on our customers’ usage of our Genius CX Platform, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in professional services, public cloud, cloud operations, customer support and network infrastructure to maintain high quality and availability of services, which we believe will result in absolute dollar increases in cost of revenue but we expect cost of revenue to fluctuate as a percentage of revenue in the near term, and to decline as a percentage of revenue in the long-term through economies of scale.
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
Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Based on the condensed consolidated statements of operations and comprehensive income (loss) set forth in this Quarterly Report on Form 10-Q, the following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	100%	100%	100%	100%
Cost of revenue	47%	45%	46%	45%
Gross profit	53%	55%	54%	55%
Operating expenses:
Research and development	13%	13%	13%	14%
Sales and marketing	25%	25%	25%	28%
General and administrative	11%	12%	12%	12%
Total operating expenses	49%	50%	50%	54%
Income from operations	4%	5%	4%	1%
Other income (expense), net:
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other	2%	2%	1%	3%
Total other income (expense), net	1%	1%	—%	2%
Income before income taxes	5%	6%	4%	3%
Provision for income taxes	1%	—%	—%	1%
Net income	4%	6%	4%	2%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Revenue	$323,303	$285,832	$37,471	13%	$941,066	$848,806	$92,260	11%
The increase in revenue for the three and nine months ended September 30, 2026 compared to the same period of 2025 was primarily attributable to our larger customers, driven by our sales and marketing activities and our improved brand awareness.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$150,574	$128,552	$22,022	17%	$431,066	$382,390	$48,676	13%
% of Revenue	47%	45%			46%	45%
The increase in cost of revenue for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to a $11.8 million increase in third-party costs driven by increased customer activities, a $5.2 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $4.3 million increase in amortization of capitalized internal-use software development costs, a $1.2 million increase in usage and carrier costs due to higher rates, and a $0.4 million increase in consulting costs for global expansion, offset in part by a $0.6 million decrease in personnel-related costs, primarily stock-based compensation costs.
The increase in cost of revenue for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily due to a $26.3 million increase in third-party costs driven by increased customer activities, a $12.8 million increase in depreciation, data center and public cloud costs to support our growing capacity needs, a $12.0 million increase in amortization of capitalized internal-use software development costs, a $2.7 million increase in consulting costs for global expansion, and a $2.3 million increase in usage and carrier costs due to higher rates, offset in part by a $4.5 million decrease in personnel-related costs, primarily stock-based compensation costs, and by a $0.8 million decrease in amortization of acquired intangible assets.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$172,729	$157,280	$15,449	10%	$510,000	$466,416	$43,584	9%
% of Revenue	53%	55%			54%	55%
The increase in gross profit for the three and nine months ended September 30, 2026 compared to the same periods of 2025 was primarily due to increases in subscription and related revenues. We expect gross margin to increase in the long-term with long-term revenue growth outpacing continued investments in professional services, public cloud, cloud operations, customer support and network infrastructure.
Operating Expenses
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Research and development	$41,232	$35,218	$6,014	17%	$122,976	$116,230	$6,746	6%
% of Revenue	13%	13%			13%	14%
The increase in research and development expenses for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to a $2.8 million increase in staff augmentation costs, a $2.2 million increase in advisory service costs for research and development transformation, and a $1.5 million increase in personnel-related costs primarily driven by increased headcount, reduced in part by a decrease in stock-based compensation costs.
The increase in research and development expenses for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily due to a $4.7 million increase in staff augmentation costs, a $2.2 million increase in advisory service costs for research and development transformation, and a $0.9 million increase in public cloud development costs, partially offset by a $0.6 million decrease in personnel-related costs, primarily stock-based compensation costs, and a $0.4 million increase in research and development costs (excluding stock-based compensation costs) that qualified for capitalization.
Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$80,715	$71,657	$9,058	13%	$239,907	$235,180	$4,727	2%
% of Revenue	25%	25%			25%	28%
The increase in sales and marketing expenses for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to a $3.4 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution, a $2.9 million increase in personnel-related costs, and a $2.2 million increase in overall marketing spend.
The increase in sales and marketing expenses for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily due to a $10.8 million increase in amortization of deferred contract acquisition costs driven by the growth in sales and bookings of our solution and a $3.1 million increase in overall marketing spend, offset in part by an $8.4 million decrease in personnel-related costs, primarily stock-based compensation costs.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$36,498	$34,362	$2,136	6%	$112,363	$105,952	$6,411	6%
% of Revenue	11%	12%			12%	12%
The increase in general and administrative expenses for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to a $2.3 million increase in personnel-related costs primarily due to an increase in stock-based compensation costs.
The increase in general and administrative expenses for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily due to an $8.4 million increase in impairment charge as a result of the initiation of a plan to consolidate our corporate headquarters from two floors to a single floor in May 2026, offset in part by a $0.5 million decrease in personnel-related costs and a reduction in overall general and administrative spend during this period as a result of our ongoing cost-reduction and productivity initiatives.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$(3,549)	$(3,087)	$(462)	15%	$(10,198)	$(11,022)	$824	(7)%
Interest income and other	4,914	5,660	(746)	(13)%	15,964	23,880	(7,916)	(33)%
Total other income (expense), net	$1,365	$2,573	$(1,208)	(47)%	$5,766	$12,858	$(7,092)	(55)%
% of Revenue	1%	1%			—%	2%
The decrease in interest income and other for the three and nine months ended September 30, 2026 compared to the same periods of 2025 was due to lower investable balances primarily resulting from cash paid in connection with the maturity of the 2025 convertible senior notes and the repurchases of our common stock in 2025 and 2026, offset in part by an increase in foreign currency transaction gains.
Liquidity and Capital Resources
To date, we have financed our operations primarily through sales of our solution, net proceeds from our equity and debt financings, including the issuance of convertible senior notes in March 2024, May and June 2020 and May 2018, and lease facilities. As of September 30, 2026, we had $773.9 million in working capital, which included $263.8 million in cash and cash equivalents and $433.8 million in marketable investments. Our 2025 convertible senior notes matured on June 1, 2025, and we settled our obligations with respect to the 2025 convertible senior notes through a cash payment of $434.4 million in connection therewith. Our intent is that all marketable investments are available for use in our current operations, including marketable investments with maturity dates greater than one year from September 30, 2026.
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
On November 5, 2026, we entered into a definitive agreement to acquire Level AI for $325.0 million in cash, subject to customary adjustments. We expect to fund the purchase price with cash on hand and marketable investments. See Note 14 to the condensed consolidated financial statements.
We plan to continue to finance our operations in the future primarily through sales of our solution, net proceeds from equity and debt financings, and lease facilities. Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, the strength of the global economy, customer retention, growth within our installed base, our ability to gain new customers, the timing and extent of spending to support research and development efforts, the outcome of any pending or future litigation or other claims by third parties or governmental entities, the expansion of sales and marketing activities and personnel, the introduction of new and enhanced offerings, expenses incurred in expanding our operations internationally, and the effect of the length and severity of the continued macroeconomic challenges resulting from the impact of global tariff changes and announcements regarding same, as well as the impact of current and potential global conflicts, on these or other factors. We may also acquire or invest in complementary businesses, technologies and intellectual property rights, such as our acquisitions of Aceyus in August 2023 and Acqueon in August 2024, which may increase our use of cash and future capital requirements, both to pay acquisition costs and to support our combined operations. We may raise additional capital through equity or debt financings at any time to fund these or other requirements. However, we may not be able to raise additional capital through equity or debt financings when needed on terms acceptable to us or at all, depending on our financial performance and condition, economic and market conditions, the trading price of our common stock, and other factors, including the length and severity of the current challenging macroeconomic environment and fluctuations in the financial markets resulting from the impact of global tariff changes and announcements regarding same, as well as the impact of current and potential global conflicts. If we are unable to raise additional capital as needed, our business, operating results and financial condition could be harmed. In addition, if our operating performance is below our expectations, our liquidity and ability to operate our business also could be harmed.
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
Repurchase Programs
2025 Repurchase Program
In October 2025, our Board of Directors approved the 2025 Repurchase Program, which authorized the repurchase of up to $150.0 million of our common stock through December 31, 2027. The shares could be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares would depend on price, blackout periods and other corporate developments. Purchases could occur from time to time and no maximum purchase price was set.
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
We entered into an additional $90 million ASR program (the “2026 ASR Program”) on May 4, 2026 with JPM to repurchase the remaining authorized amount under the 2025 Repurchase Program. Under the terms of the 2026 ASR Program, on May 5, 2026, we made an aggregate payment of $90 million and received an initial delivery of 3,084,833 shares of our common stock at an initial price of $23.34 per share, representing approximately 89% of the total number of shares of our common stock purchased under the 2026 ASR Program. The 2026 ASR Program was completed on September 30, 2026, which resulted in delivery of 380,523 additional shares. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders' equity.
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
As of September 30, 2026, no amount remained available under the 2025 Repurchase Program.
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
As of September 30, 2026, $200.0 million remained available under the 2026 Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$164,359	$142,641
Net cash (used in) provided by investing activities	(24,981)	119,153
Net cash used in financing activities	(107,655)	(430,549)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,723	$(168,755)

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
Net cash provided by operating activities was $164.4 million during the nine months ended September 30, 2026. Net cash provided by operating activities resulted from our net income of $36.3 million, adjustments to reconcile net income to net cash provided by operating activities of $259.5 million, primarily consisting of $100.6 million of stock-based compensation, $74.0 million of amortization of deferred contract acquisition costs, $57.9 million of depreciation and amortization, $16.1 million of reduction in the carrying amount of right-of-use assets, $8.5 million impairment charges of long-lived assets, and $2.7 million of amortization of issuance costs on our convertible senior notes, partially offset by use of cash for operating assets and liabilities of $(131.5) million primarily due to the timing of cash payments to vendors and cash receipts from customers and $(3.3) million accretion of discount on marketable investments.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $(25.0) million in the nine months ended September 30, 2026 was comprised of $(288.1) million related to purchases of marketable investments, $(27.9) million in capital expenditures, and $(28.5) million in capitalized software development costs, offset in part by $319.6 million related to cash proceeds from sales and maturities of marketable investments.
Net cash provided by investing activities of $119.2 million in the nine months ended September 30, 2025 was comprised of $736.4 million related to cash proceeds from sales and maturities of marketable investments, offset in part by $569.2 million related to purchases of marketable investments, $29.1 million in capitalized software development costs and $18.7 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $(107.7) million in the nine months ended September 30, 2026 was from $(100.0) million of cash paid for the repurchase of our common stock, $(10.8) million of principal payments on financing arrangements, and $(7.3) million of payments related to finance leases, offset in part by $7.0 million from the sale of common stock under our employee stock purchase plan and $3.4 million in proceeds from the exercise of common stock options.
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
In March 2024, we issued $747.5 million aggregate principal amount of our 2029 convertible senior notes in a private offering. In connection with the issuance of the 2029 convertible senior notes, we used part of the net proceeds from the issuance to repurchase approximately $313.1 million aggregate principal amount of our 2025 convertible senior notes. The 2029 convertible senior notes mature on March 15, 2029 and are our senior unsecured obligations. The 2029 convertible senior notes bear interest at a fixed rate of 1.00% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The total net proceeds from the issuance of the 2029 convertible senior notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $728.8 million. As of September 30, 2026, the aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million.
See Note 6 to the condensed consolidated financial statements included in this report for further details.
Leases
We have leases for offices, data centers and computer and networking equipment that expire at various dates through 2031. Our leases have remaining terms of one to five years. Some of the leases include an option to extend the leases for up to one to five years, and some of the leases include the option to terminate the leases upon 30 days' notice. We had outstanding operating lease obligations of $63.7 million as of September 30, 2026, with $4.7 million payable in the remainder of 2026, $31.7 million payable within one to three years, $25.0 million payable within three to five years, and $2.3 million payable after five years. We also had outstanding finance lease obligations of $12.1 million as of September 30, 2026, with $2.4 million payable in the remainder of 2026, $8.9 million payable within one to three years, and $0.8 million payable within three to five years. We entered into additional three-year equipment finance lease agreements and recognized $3.7 million right of use assets during the nine months ended September 30, 2026, which were reported within Finance lease right-of-use assets and are being depreciated on a straight-line basis over the lease term. As a result, we also recognized short-term lease liabilities of $1.2 million within Finance lease liabilities and long-term lease liabilities of $2.5 million within Finance lease liabilities - less current portion during these periods.
See Note 12 to the condensed consolidated financial statements included in this report for further details.
Cloud Services and Software and Maintenance
As of September 30, 2026, we had outstanding cloud services and software and maintenance agreement commitments totaling $105.8 million, of which $47.4 million is expected to be purchased in 2027, and the remaining $58.4 million is expected to be purchased in 2028.
Hosting and Telecommunication Usage Services
We have agreements with third parties to provide co-location hosting and telecommunication usage services. The agreements require payments per month for a fixed period of time in exchange for certain guarantees of network and telecommunication availability. As of September 30, 2026, we had outstanding hosting and telecommunication usage services obligations of $15.2 million, with $1.5 million payable in the remainder of 2026, $9.2 million payable in 2027 and 2028, $3.8 million payable in 2029 and 2030, and $0.7 million thereafter.
Other Agreements
During the first nine months of 2026, we entered into a $53.9 million five-year agreement for data center support and maintenance services, which was financed through a non-interest bearing financing arrangement. In accordance with ASC 835-30, the financing arrangement was recorded as a liability at its present value of $48.3 million using an imputed interest rate. We are obligated to make five installment payments of $10.8 million annually, with the first payment made upon execution of the agreement in March 2026, and the remaining four annual payments due from March 2027 through March 2030. The current and long-term portions of this obligation were $10.8 million and $28.0 million, respectively, as of September 30, 2026.
During the first nine months of 2026, we executed a reseller agreement with a total commitment of $9.0 million, a term from March 31, 2026 to March 31, 2027, with a total remaining commitment of $0.5 million as of September 30, 2026.
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
On December 4, 2024, a purported holder of our securities filed a putative class action complaint against us, our then-current Chief Executive Officer, and our then-current Chief Financial Officer in the United States District Court for the Northern District of California alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding us and our business and seeking unspecified damages on behalf of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities, including call options, from June 4, 2024, through the close of trading on August 8, 2024 (the "Securities Action"). On February 3, 2025, Lucid Alternative Fund, LP moved to be appointed lead plaintiff of this action pursuant to the Private Securities Litigation Reform Act of 1995. On March 18, 2025, the court appointed Lucid Alternative Fund, LP as lead plaintiff and approved lead plaintiff’s selection of lead counsel. Per the court’s subsequent order on March 27, 2025, Lucid Alternative Fund, LP filed an amended complaint on May 30, 2025. We moved to dismiss the amended complaint on July 29, 2025, and the court took the motion under submission after oral argument on December 18, 2025. On February 23, 2026, the court granted in part and denied in part Defendants' motion to dismiss. On October 29, 2026, the parties signed a binding term sheet to settle the Securities Action (the "Securities Action Term Sheet") following negotiations facilitated by a mediator. The Securities Action Term Sheet calls for the parties to prepare and execute a definitive stipulation of settlement (the "Securities Action Stipulation of Settlement") that will provide for the complete resolution, compromise, and settlement of the Securities Action in exchange for a payment of $11.6 million by the Company’s insurers. The settlement of the Securities Action is conditioned on, among other things, the finalization of the Securities Action Stipulation of Settlement; timely funding of the Securities Action settlement amount; preliminary approval of the Securities Action Stipulation of Settlement; and entry of a judgment approving the Securities Action Stipulation of Settlement. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims that were or could have been asserted.
Three shareholder derivative actions related to the securities class action described above are pending in three jurisdictions. On March 18, 2025, a related shareholder derivative action was filed in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On February 27, 2026, a separate and related shareholder derivative action was filed again in the United States District Court for the Northern District of California on behalf of nominal defendant Five9, Inc.

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
On October 1, 2026, a related shareholder derivative action was filed in the Delaware Court of Chancery on behalf of nominal defendant Five9, Inc. and against its directors and certain of its officers seeking to assert claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On October 19, 2026, the court entered an order on the parties’ stipulation staying the derivative action.

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
Interest Rate Sensitivity
We had cash and cash equivalents, and marketable securities totaling $697.7 million as of September 30, 2026. Cash equivalents and marketable securities were invested primarily in U.S. agency and government sponsored securities, U.S. treasury securities, municipal bonds, commercial paper, corporate bonds, certificates of deposit and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under this policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2026, aggregate principal amount outstanding of our 2029 convertible senior notes was $747.5 million. The fair value of the 2029 convertible senior notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the 2029 convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price decreases. The interest and market value changes affect the fair value of the 2029 convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the 2029 convertible senior notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.
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
Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a maximum impact of $10.7 million on our operating expenses.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
2025 Repurchase Program
In October 2025, our Board of Directors approved the 2025 Repurchase Program, which authorized the repurchase of up to $150.0 million of our common stock through December 31, 2027. The shares could be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares would depend on price, blackout periods and other corporate developments. Purchases could occur from time to time and no maximum purchase price was set.
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
We entered into an additional $90 million ASR program (the “2026 ASR Program”) on May 4, 2026 with JPM to repurchase the remaining authorized amount under the 2025 Repurchase Program. Under the terms of the 2026 ASR Program, on May 5, 2026, we made an aggregate payment of $90 million and received an initial delivery of 3,084,833 shares of our common stock at an initial price of $23.34 per share, representing approximately 89% of the total number of shares purchased under the 2026 ASR Program. The 2026 ASR Program was completed on September 30, 2026, which resulted in delivery of 380,523 additional shares. The final share settlement was based on the average daily volume-weighted average price of our shares, netted against the initial delivery. The shares received were immediately retired and recorded as a reduction to additional paid-in-capital within stockholders' equity.
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
As of September 30, 2026, no amount remained available under the 2025 Repurchase Program.
The following table presents stock repurchases by us during the three-month period ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2026 - July 31, 2026	—	—	—	$18,000,000
August 1, 2026 - August 31, 2026	—	$—	—	18,000,000
September 1, 2026 - September 30, 2026(1)	380,523	25.97	380,523	—
Total Third Quarter 2026	380,523	$25.97	380,523	$—

(1) Upon the final settlement of the 2026 ASR program on September 30, 2026, we received 380,523 shares based upon the average daily volume-weighted average price of our shares, netted against the initial delivery.
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
As of September 30, 2026, $200.0 million remained available under the 2026 Repurchase Program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*+	Form of Five9, Inc. Restricted Stock Unit Grant Notice and Award Agreement – 2026 Inducement Equity Incentive Plan
10.2*+	Form of Five9, Inc. Performance-Based Restricted Stock Unit Grant Notice and Award Agreement for the 2026-2028 Performance Period – 2026 Inducement Equity Incentive Plan
10.3*+	Employment Transition Agreement between Five9, Inc. and Panos Kozanian, dated August 7, 2026
31.1*	Certification of Chief Executive Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Five9, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Five9, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

+ Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five9, Inc.
Date:	November 5, 2026	By:	/s/ Amit Mathradas
Amit Mathradas
Chief Executive Officer
(Principal Executive Officer)

/s/ Bryan Lee
Bryan Lee
Chief Financial Officer
(Principal Financial Officer)

/s/ Leena Mansharamani
Leena Mansharamani
Chief Accounting Officer
(Principal Accounting Officer)